Form 10-Q
period 2008-04-30
GOLF ALLIANCE CORP
filed 2008-06-02
CIK 1416090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

THE GOLF ALLIANCE CORPORATION
 (Exact name of registrant as specified in Charter

NEVADA	7900	35-2302128
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

12926 Morehead
Chapel Hill, North Carolina, 27517
 (Address of Principal Executive Offices)
 _______________

(919) 969-2982

 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 30, 2008: 5,800,000 shares of stock.
.

THE GOLF ALLIANCE CORPORATION
FORM 10-Q

April 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2008 (UNAUDITED) AND JULY 31, 2007.

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2008 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2008 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2008 (UNAUDITED)

PAGES	5 - 8	NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	April 30, 2008	July 31, 2007
	(Unaudited)
Current Assets
Cash	$18,989	$150
Prepaid Expense	7,671	-

Total Assets	$26,660	$150

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$1,490	$799
Loans payable - related party	-	3,100
Total Liabilities	1,490	3,899

Stockholders' Equity/(Deficiency)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,800,000 and
5,000,000 issued and outstanding, respectively	58	50
Additional paid-in capital	85,392	1,080
Deficit accumulated during the development stage	(60,280)	(4,879)

Total Stockholders' Equity/(Deficiency)	25,170	(3,749)

Total Liabilities and Stockholders' Equity/(Deficiency)	$26,660	$150

See accompanying notes to condensed financial statements.

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

			For the Period
	For the Three Months Ended	For the Nine Months Ended	From July 2, 2007 (Inception) to
	April 30, 2008	April 30, 2008	April 30, 2008
Operating Expenses
Professional fees	$13,575	$44,048	$47,828
General and administrative	7,250	11,312	12,392
Total Operating Expenses	20,825	55,360	60,220

Loss from Operations	(20,825)	(55,360)	(60,220)

Other Expenses
Interest Expense	-	(41)	(60)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(20,825)	(55,401)	(60,280)

Provision for Income Taxes	-	-	-

NET LOSS	$(20,825)	$(55,401)	$(60,280)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,800,000	5,672,381

See accompanying notes to condensed financial statements.

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
For the period from July 2, 2007 (Inception) to April 30, 2008
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total Stockholder's
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	5,000,000	50			50

In kind contribution of services					1,080		1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	5,000,000	50	1,080	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	800,000	8	79,992	-	80,000

In kind contribution of services	-	-	-	-	4,320	-	4,320

Net loss for the period ended April 30, 2008	-	-	-	-	-	(55,401)	(55,401)

Balance, April 30, 2008	-	$-	5,800,000	$58	$85,392	$(60,280)	$25,170

See accompanying notes to condensed financial statements.

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

		For the Period from
	For the Nine Months Ended	July 2, 2007 (Inception) to
	April 30, 2008	April 30, 2008

Cash Flows From Operating Activities:
Net Loss	$(55,401)	$(60,280)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	4,320	5,400
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	691	1,490
Increase in prepaid expenses	(7,671)	(7,671)
Net Cash Used In Operating Activities	(58,061)	(61,061)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	(3,100)	(3,100)
Proceeds from loan payable-related party	-	3,100
Proceeds from issuance of common stock	80,000	80,050
Net Cash Provided by Financing Activities	76,900	80,050

Net Increase in Cash	18,839	18,989

Cash at Beginning of Period	150	-

Cash at End of Period	$18,989	$18,989

Supplemental disclosure of cash flow information:

Cash paid for interest	$60	$60
Cash paid for taxes	$-	$-

See accompanying notes to condensed financial statements.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2008 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of April 30, 2008 there were no common share equivalents outstanding.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008
(UNAUDITED)

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 2	STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

As of April 30, 2008 the Company entered into stock purchase agreements to issue 800,000 shares of common stock for cash of $80,000 ($0.10/share).

On July 24, 2007, the Company issued 5,000,000 shares of common stock for $50 ($0.00001/sh).

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008
(UNAUDITED)

(B) In-Kind Contribution

As of April 30, 2008 the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 3).

For the year ending July 31, 2007 the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 3).

(C) Amendment to Articles of Incorporation

On July 6, 2007 the Company amended its Articles of Incorporation to decrease the par value to $0.00001 per share from $0.001 par value.

NOTE 3  RELATED PARTY TRANSACTIONS

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  At October 31, 2007, the Company had recorded $60 of related accrued interest payable.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of October 31, 2007.

For the period ended April 30, 2008 the shareholder of the Company contributed $5,400 of services on behalf of the Company (See Note 2 (B)).

NOTE 4  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $60,280 and used cash in operations of $61,061 for the period from July 2, 2007 (inception) to April 30, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We have not begun operations.  We raised $80,000 through our private placement.  We can now begin to implement our plan to provide opportunities for golfers to play private courses normally closed to them because of membership requirements.  Initially we hope to focus on obtaining agreements with private golf clubs in two specific regions of the country.  Eventually, we hope to expand across the country. We expect all business functions will be coordinated and managed by our founder, John Fahlberg.  He will be the sole employee through the early stages of the company and will conduct all administrative, marketing, sales and operations functions.  He plans to devote about 25% of his time to us. Our first goal is to enroll 20 private golf clubs. The initial task was to contact 100 private golf clubs in the northeast and southeast sections of the country to determine interest in joining our alliance.  The list of 100 private clubs was developed by purchasing and researching the private club data base developed by the National Golf Foundation. This has been completed and cost us $298 to acquire the lists from the National Golf Foundation.  Now that the initial list has been acquired, we will begin making follow up phone calls and emails will be placed to these clubs to get more specific information on the club, including the number of members, whether the membership is full, contact information for the President and General Manager of the club, etc. We anticipate that Mr. Fahlberg will begin contacting private clubs by the end of the second quarter of 2008.  Once Mr. Fahlberg begins this process we expect it will take him 60 to 90 days to complete it.

By the end of third quarter of 2008, marketing materials regarding us will be developed to inform the private clubs about the merits of joining our alliance.  We expect this to cost $1,000 to $3,000 and take 30 to 60 days. We have entered into a written contract with a website developer who shall design and develop our website to provide information on us.  We expect this to cost $1,000 to $3,000 and to be completed by the end of the second quarter of 2008.

We hope to develop a detailed information package explaining how private clubs would operate within our system.  This should take 30 to 60 days. We hope to mail marketing materials to the selected clubs.  This should cost less than $200 and take less than 30 days. Follow up phone calls and emails will be sent to assess interest of the 100 selected clubs once they have received the marketing materials.  This should take 60 to 90 days.  We expect to send information packages to those clubs that have expressed interest in joining our alliance.  This should cost less than $200 and will take less than 30 days.

Follow up phone calls and emails will be sent to the clubs once they have received the information packages to determine if they have decided to join the alliance.  This should take 30 to 60 days. An enrollment package will be sent to those clubs that have indicated they would join.  This will cost less than $200 and take less than 30 days.  Follow ups will continue to those clubs to get the enrollment packages completed and returned.

The goal is to get at least 20 private clubs enrolled during this process.  The contacting and follow up process will continue until that goal has been reached or determined that it is not feasible. If getting 20 private clubs to join proves to not be feasible we must either cease operations or attempt to raise more money to develop and execute a more feasible business strategy.

        Once the initial 20+ clubs have enrolled, a marketing program will be developed to attract 20 more clubs into the alliance.  This program will include sending information to private clubs informing them which clubs have joined, providing names, phone numbers and email addresses of Club Presidents and General Managers of those clubs that have joined for their follow up. We will also request that Club Presidents and General Managers of clubs that have joined the alliance to contact other private clubs in their areas to promote the concept.  This process cost less than $500 and will take 90 to 120 days.

        Once 40+ clubs have joined our alliance a marketing program will be developed to attract golfers to the alliance.  This will include purchasing a mailing list from Golf Digest, Golf Magazine or Golf Travel & leisure, direct mailing postcards to golfers, following up on responses to the mailing and enrolling golfers in the alliance.  This will require hiring some part-time telesales people to follow up on respondents and to contact others on the mailing list.  The initial goal will be to attract 1000 golfers to the alliance.  This process should take 6 to 9 months and cost $30,000 to $50,000.

Limited Operating History

We have generated less than one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this quarterly report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from inception through April 30, 2008, we had no revenue. Expenses for the period totaled $60,220 resulting in a loss from operations of $60,280 Expenses of $60,220 for the period consisted of $12,392 general and administrative expenses and $47,828 for professional fees.

Capital Resources and Liquidity

As of April 30, 2008 we had $18,989 in cash.

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $50,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to certain market risks including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Golf Alliance Corporation

Date: June 2, 2008	By:	/s/ John Fahlberg
John Fahlberg
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors