Form 10-K
period 2008-07-31
GOLF ALLIANCE CORP
filed 2008-10-06
CIK 1416090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
                    (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 7900

THE GOLF ALLIANCE CORPORATION
 (Name of small business issuer in its charter)

Nevada	35-2302128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12926 Morehead Chapel Hill, North Carolina	27517
(Address of principal executive offices)	(Zip Code)

(919) 969-2982
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.00001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒   No ☐

Revenues for year ended July 31, 2008: $0

Number of shares of the registrant’s common stock outstanding as of July 31, 2008 was 5,800,000.

PART I

Item 1.                      Business.

The Golf Alliance Corporation was incorporated in the State of Nevada in July 2007.  We are a service-based firm that hopes to provide opportunities for golfers to play on private courses normally closed to them because of membership requirements.  Initially, we hope to focus on obtaining agreements with private golf clubs in specified geographic regions of the country.  Eventually we hope to expand the reach of The Golf Alliance Corporation across all regions of the United States.  We are a development stage service company, and we anticipate that our development period will be executed in three stages. We are currently in our initial stage.  We have obtained lists of private clubs in our targeted regions and have sent initial contact emails to the General Managers of over 20 private clubs.

Concept

Our goal is that golfers will no longer join a single private golf country club, but rather The Golf Alliance Corporation.  The current membership system makes multi-club membership for an individual expensive and impractical.  We hope that flexibility and variety will drive customers from single location memberships to a multi-regional and nationwide golf membership where we allow our members to play at numerous courses.  We hope to be a member at each different golf club and thus so will our members.  It is our intention that our initial market will consist of current and future members of new and under-utilized private golf clubs in our regional area.  However, since we have no initial market at this time we can not be sure what and who such market will actually consist of once we commence operations.

Currently, if a golfer wants to play at a private golf course, the golfer must either join that club, or find someone to bring them on as a guest.  The current system, setup by golf club owners, allows only members or their guests to play their respective courses.  This makes it almost impossible for someone to play a variety of private courses with any regularity, which forces golfers to give up this desired variety and flexibility to instead play at one particular private golf club.  Public golf clubs, on the other hand, provide the flexibility the golfers are looking for, but at the expense of quality and membership privileges.

Our initial entry will be in the concentrated golf course areas of Florida, New York, New Jersey, Connecticut, Maryland, Virginia, Georgia, North Carolina, South Carolina and Washington D.C.  Golfers that join us will be members at all of our member courses. It is our intention to attract private clubs that are near one another in the geographic markets we have selected. This will allow member golfers to play different courses near where they live. As one of the benefits of becoming our member, golfers will also able to choose to play other member course of interest when traveling.

After we have penetrated these markets our growth with turn towards the major urban and then suburban areas of the United States. We hope clubs that are not in participation with us will be inclined to join to gain access to our members.

Before golf clubs join us, club owners and club boards of directors will have to approve the decision. In member owned clubs this will most likely require a membership vote. Our member golfers will be limited to 10 rounds of golf per member golf course per year. We are limiting the amount of rounds that each member golfer can play at a certain club since we believe this will allow us get approval to play at more clubs.

At this time we have no facts upon which to base this limitation of 10 rounds of golf per member golf club since it is just an estimate of what we believe the clubs will generally allow.  We are trying to limit the number of times a member can play at any one club to 10 times per year to convince clubs to allow out members to play on their course.  We believe that this will provide the golfers with a reasonable amount of rounds at any one club but limits the rounds so that the club does not feel they will have too much play from our members and which would cause issues with their own private club members.  Notwithstanding same, it is possible that we may need to increase of decrease such amount based upon the feedback that we receive from potential members and clubs as we proceed with out plan of operations.

The following table summarizes the pricing structure for the Golf Alliance:

Level	Initiation Fee	Mo. Fee	Benefits
Family	10,000	350	▫ Full Lifetime Family Membership for Member and Spouse plus playing option for children under 18 years of age. ▫ Cart Fee only ▫ Maximum 10 Rounds per Club per Year
Single	7,000	250	▫ Full Lifetime Single Membership for Member ▫ Cart Fee only ▫ Maximum 10 Rounds per Club per Year
Uplift	5,000	Single $250; Family $350	▫ Full Single / Lifetime Family ▫ Cart Fee only ▫ Maximum 10 Rounds per Club per Year except for any club for which the Uplift member is also a private member.

Revenue Distribution and Apportionment

As set forth in the chart above, our members will not pay a fee to us or to the member clubs each time they use a course.  The only fees that the members will pay and that the only fees the member clubs will receive each time one of our members plays at a course is the cart fee.  All of the fees generated by us are the initiation fee and monthly fee as set forth above.  Rather than receiving greens fees or other fees each time a member plays at a course, the member club will receive a portion of our annual revenue based upon how often our members use their club. We will pay out 75% of all the initiation fees and dues collected each year from members to each of our member  clubs. The portion that each member club will receive will be based on the percentage of the rounds played at their club by member golfers as a percent of all rounds played by  golfers at all member clubs.

For example: If we generated $100,000 in revenues in 2008 and there were three member clubs then these member clubs will receive a portion of $75,000 (75% of $100,000).  The portion they will receive will depend upon the rounds of golf played by our members during the year.  If members played 3, 7, and 10 rounds, respectively, at those clubs for the year, the first club would get 3/20 ($11,250 or 15% of the $75,000) of the revenue, second 7/20 ($26,250 or 35% of the $75,000) and the third 1/2 ($37,500 or 50% of the $75,000) of the revenue allocated to the clubs.  The large percentage payout of 75% of all the initiation and dues collected is intended to attract clubs to us.  We are structured to be a low overhead operation and therefore a large percent of our revenues may be paid out to member golf clubs and we can still show growth and profitability.  The balance of the $25,000 (25%) percent is retained by us.

Industry

Customer and End User

We project that our customer base will be comprised of two types of customers:  corporate and individual members.  These customer types will have different influencers and motivating factors that drive their desire to join us.

The corporate customer can be defined as those businesses that rely heavily on sales people who entertain their clients often and which have executives who are dispersed across the country.  They have largely been shut out of many private clubs due to the inflexibility that they provide to the corporation.  Corporations often can not afford to provide entertainment facilities for their executives and sales people at reasonable prices due to the vast number of employees that many of these corporations employ.  Our services will provide these executives and sales people access to numerous golf club facilities in different regional areas.  Multiple players could be added to one corporate membership.

We hope the individual customer is willing to pay a premium for added flexibility and would enjoy being a member of multiple clubs due to variety of play.  Current members of clubs would be given the option to upgrade their current membership into our alliance for an additional fee.  These members would then no longer pay their club’s monthly dues, but would instead pay us directly and gain access to the rest of the clubs in our alliance.

Retention of members will be driven be the desire for continued variety and future growth in the number of our participating golf clubs. Our business plan hopes to retain golf clubs by fees paid and continued revenue brought to the clubs by our services.

Our most important attribute rests in the additional private clubs and quality golf courses that would now be available to those who could not previously enjoy them. We offer the value of flexibility and variety to golfers. Joining a private golf club requires both ample funds and commitment. The golfer is not only committing a large amount of money to a particular club, but also committing to playing the same golf course. This commitment to a particular golf course can be increased with the monthly dues and restaurant minimums that are required for golf club membership. The more commitments that are made to a particular club the less flexibility and variety are available to that golfer. Our service eliminates the need to make a financial commitment to any one particular club and by doing so we open the doors to numerous courses golfers would not otherwise have the means to patron.

Competition

Our competitors can be categorized into three major groups and they are (i) individual golf courses (“IGCs”) and country clubs, (ii) IGCs and country clubs with reciprocity agreements, and (iii) other golf alliances.  The IGCs and country clubs are competitors because to entice individuals or corporations (“customers”) to join us there must be a perception of value received by the customer.  IGCs with reciprocity agreements are more direct competitors than the former because these organizations offer the customer to play at more than one golf course, albeit on a much more limited basis than we offer.  Other alliances are our direct competitors.  These organizations can be divided into two principal groups; nationwide and regional competitors.

The current companies in competition with The Golf Alliance are limited to private regional providers, incentive programs or corporate owned properties.  The most notable regional provider is the Georgia Alliance of Private Clubs.  This alliance is a partnership between 26 business, golf and tennis, and athletic clubs in the Atlanta area.  It is a private alliance built between the different clubs that allows its members to enjoy slight discounts outside their home club.  Membership in the club is an option to members of the 26 member clubs and is an extra charge.  The services provided by the Georgia Alliance are very similar to that of the Golf Alliance but on a much smaller and limited regional scale.

ClubCorp is a well known golf club membership company that owns and runs over 170 courses in the United States, mostly located in Texas, Florida and California.  Their membership package allows for shared membership in all ClubCorp courses, but only at ClubCorp courses.  ClubCorp has built few courses over the past 5 years and it seems their expansions have stalled. Additionally, ClubCorp Inc., the entity that created ClubCorp, was recently purchased by KSL Capital Partners, LLC.  Their future plans for expansion are unknown.

Perhaps the most notable competitor is InVicta, the only major nationwide group. InVicta has club affiliation in 36 states and claims to have 1,000 club affiliations, but has limited services. They primarily offer their member a 20-30% price reduction on golf rounds off guest rates. This operates more as a quasi-membership organization, as InVicta members have limited access to private clubs and pay higher prices. Members have some ability to play a variety of courses, but are never truly members of the affiliated clubs. In general, InVicta offers price reductions at public courses and access to few private courses.

Marketing Awareness Plan

Target Audience

Our goal is to become the premiere membership golf community; offering the most courses, providing the best service, and making the consumer’s golf experience the best and most affordable it can possibly be. Our objective and philosophy is to attract new member golf clubs and core golfers to join the ever-expanding web of private golf clubs across the United States and eventually abroad. The more private clubs that join, the more appeal we will have and the more resources the company will have at hand which will help to lower operating costs and thus reduce membership fees, thereby attracting more and more avid golfers. Ultimately, we hope to expand oversees as well as target the top tier private golf course community in the U.S.

Our primary target audience four our marketing effort consists of separate groups, each of which we hope to market to in vastly different ways. The first group includes the new and up-and-coming private golf courses in the Northeast and Southeast United States . These are clubs that are not considered top tier. They are struggling to attract members and thus would benefit greatly from an alliance like the one proposed. They may be located in regions where there is already one or more established private clubs and therefore members are reluctant to make the switch – golfers are content with their current situation. They may also be located in relatively remote, unpopulated areas where it is difficult to generate new members.

The next group consists of already established private golf clubs across Northeast and Southeast United Statesthat see the potential benefit of joining such an alliance – increased membership.  These clubs have been in existence more than two years but may be searching for additional members due to low current numbers or expansion of their facility (adding a second 18 holes, etc.).

Once these two groups are recognized, the next step is to target the end users, the golfers themselves.  This group can not be targeted prematurely or they will not be enticed to join due to too few course options.  A solid number of the private clubs must be established prior to marketing to the core golfers.

Specific Customer:  New and under-member private golf clubs in the Northeast and Southeast U.S.

End User:	Primary	- Core male golfers, age 45-54, with household income over $75,000.
	Secondary	- Core male golfers, age 55-74, with household income over $75,000.

Roll-Out Strategy

Phase I – Personal Selling Effort to Initial Private Club Targets

Our first step in the marketing plan is to contact private clubs in the two selected regions to provide information to them about the benefits of joining our alliance. Because most of these private clubs will not be familiar with the concept of an alliance of private golf clubs, a professional and informative fact sheet will be developed to send to the selected target private clubs once contacted. A web site with more detailed information for both golf clubs and prospective individual members has been created. We plan to contact 100 selected private clubs in the two markets once the materials and website have been developed. To date we have made initial contact with 20 private clubs. Our President and CEO, John Fahlberg, will handle all duties associated with this phase. It is expected that this initial selling process will be time consuming and will require multiple contacts with each prospective club. It is expected that this phase will take approximately one year, however, to date this phase has not commenced yet.

Phase II – Building private club base

Once we have signed up 20 private clubs we hope to launch an expanded marketing program to the remaining private clubs.  When we have 20 clubs signed up it should make it easier to attract additional clubs.  The following marketing programs will be launched to attract additional private clubs:

-	Press releases through local news publications touting our services and our private club members.

-	Direct mail to the remaining clubs in the target markets indicating that 20 clubs have joined us, along with information about the benefits of joining our alliance.

-	E-mails to the General Managers and Presidents of the Boards of Directors of the targeted clubs with similar information contained in the direct mail piece.

-
Follow-up telephone call to each club two weeks after the direct mail drop and email to assess interest.   Once a club expresses interest, it is expected that the selling process will be similar to Phase I efforts.  The time frame may be shortened as prospective new clubs will be able to call clubs that already joined to get their advice and to ask why they joined and how they obtained board and membership approval.   We estimate that this effort will last approximately six to nine months with the goal of gaining an additional 20 clubs to the Alliance.

Phase III – Sales Promotion and Advertising to Core Golfers (End Users)

With an established member base, the next phase is to begin targeting the end user, the core golfer.  We believe that through a targeted marketing effort to this segment can not only gain new members but also generate interest for our alliance through the power of word of mouth. It is believed that those who hear our message will mention it to friends and family while playing golf.  The more interest that can be created among core golfers, the more private clubs will want to sign on to accommodate these golfers.  The marketing plan to attract golfers includes the following:

-
Purchase a mailing list from Golf Digest, Golf Magazine or Golf Travel & Leisure.  Based upon conversations between our management and a broker we believe that this list will cost $2,750 for a list of 50,000 golfers in our targeted states.

-
Direct mail postcards to potential golfers with information on our alliance and a postage paid response for those wanting more information.  We believe that this will cost about $13,000 based upon direct mail to 50,000 golfers at a bulk mail rate of $.24 each plus a prepaid return card from approximately six (6%) percent or 3,000 golfers at $.24 each.

-
Make phone calls to those golfers that requested further information.  We expect that this will require hiring and training telesales individuals to make the calls. We expect that sales calls to the 3,000 responding golfers by two telesales people at 20 calls per sales person per day would take about 75 business days or 4 months. We anticipate the cost to be approximately $12 per hour for telesales person for approximately 4 months for a total of about $16,600.

-	Update our web site to show the private clubs that have joined our alliance and to allow golfers to join us via the website. We believe that this will be a minimal cost to us.

Product

Design Model

We hope to target middle tier regional private golf clubs that are under subscribed or new.  These courses will likely be more open to joining The Golf Alliance than long standing, higher end private clubs that are more likely to have full memberships. Our initiation fee and dues structure was developed based on targeting these types of private clubs. Since golfers that are not private club members can’t play these middle tier clubs currently, we believe they will be inclined to join to gain access to private clubs that they couldn’t afford to play before. We hope to avoid the competitive upper tier golf club market that is dominated by our competition.  Our positioning strategy is first to sign on an adequate number of targeted private golf clubs as members into the alliance and then to target the core golfer market and obtain golf members.  Once an established number of golf clubs and core golfers are obtained, we expect that it will become easier to continue to sign on new member clubs and golfers.

Before we can become fully operational we must first collect marketing data and produce materials.  Our President, John Fahlberg, will lead the effort to develop marketing and sales materials necessary to begin approaching golf clubs.  During our first year, it is expected that John Fahlberg will focus upon signing golf clubs into the alliance and achieving a solid membership of 10 courses in each of two regions.  Upon completion of these goals in the first year, it is expected that he will change focus from signing new clubs to signing golfers.  The new golf members will pay the Initiation Fee and Monthly Fees according to the level of membership the golfer decides.

Our main headquarters and operations department in Chapel Hill, NC. However, we are truly run by the individual private golf club members. We expect that our corporate office will be responsible for financial matters including generating fee structure and income. Our business plan expects the core golfer to pay their entire membership dues directly to the Company and then we would then pay the individual private clubs their portion. We expect that the core golfers will pay cart fees, restaurant minimums and any additional club benefits directly to the private clubs.

We expect the corporate office to also be responsible for all of our marketing efforts and new business generation, including direct sales, advertising, public relations and promotion. We expect the initial sales effort will be conducted by our President and CEO. He will be solely responsible for Golf Alliance operations and sales through Phase I and II. Mr. Fahlberg will continue to handle most of the efforts of Phase III. He will be responsible for obtaining mailing lists, directing the development of marketing materials and getting direct marketing materials disseminated to potential members. Additional support will be hired on a part time basis during Phase III to make telesales to prospective members.

We are designed to be a central entity with direct contact with both private clubs in its membership and the core golfers that have joined. Both target groups will have access to all services we provide and are expected to direct all inquiries to corporate. We are strictly a service-oriented company, with no bricks-and-mortar features other than the corporate office. We expect the corporate office will be staffed with a 1-800 call center responsible for all payment transactions and any inquiries that either the private clubs or the individual golfers may have. However, the call center is not responsible for making tee times or any other type of event scheduling for individual golfers. Should a member be unable to play one of our participating golf courses at a certain time due to overbooking, it is the private club’s responsibility to deal with the situation.

In order to obtain exclusivity, we hope to contractually prohibit all member golf clubs from joining any other golf management system.  All private clubs we target will not have any other current relationships with golf management companies.  Our objective is to differentiate ourselves from all other management systems through the courses it chooses and its clientele.

Operations and Supply Chain

We have been constructed to provide a maximum amount of value to golf clubs and golfers at a minimum cost.  By not actually owning the golf courses, clubs or any significant assets, we hope to be able to limit total costs.

Our model is essentially a service based model that links the needs and desires of both golf courses and golfers with each other for mutual benefit.

By doing this, we expect to be able to take a percentage of total revenue (Initiation and Monthly Fees) while delivering the majority of the revenue to the golf clubs.  We expect our major cost outlays to be our marketing/advertising budget.

The goal of our model is to keep the current player/golf course relationship intact.  The golfer will continue to call the desired course for tee times and general availability times.  Each member will be given a membership number which will be required when making tee times or dinner reservations.  We expect this process to allow us to limit the total cost incurred in providing services, and to track the number of rounds played by each member at each golf club.  This information will be used when calculating the payment to each golf course each month.

We have essentially adopted an outsourcing model where the actual golf course ownership and maintenance is done through the privately owned golf courses.  This design allows for little upfront and ongoing costs.  We hope to bring the value of new members to our member golf courses.  We expect the value brought to the golfers will be the flexibility and variety of play that was not previously available through the traditional golf course membership system.

We hope to receive revenue through Initiation and Monthly Fees.  Since most golf members prefer to join in the spring time, we hope to see a significant jump in revenue during the second quarter of each year.  We expect that the Monthly Fees paid by the members will provide a steady stream of revenue and cash flow throughout each year.

We expect that our success will depend on the number and quality of golf courses that we sign.  Our first year is the most pivotal to our overall success.

Membership will be subject to the terms and conditions set forth in the membership contracts. These contracts will be drawn up during our first year of operations. In short, the member golf courses will be signed up for a predetermined amount of time, as negotiated with the golf courses. Golf members will be granted a lifetime membership, as long as Monthly Fees are paid. Withdrawal by golf members is permitted at anytime, but the Initiation Fee is nonrefundable.

Because the Company is still in its initial development stages the Company’s operating expenses largely consist of professional fees. For the first year of the Alliance, there will be no revenue generated and therefore the Company will operate at a loss. The Company has successfully raised $80,000 through its private placement and expects that this will be sufficient for the Company to proceed through Phase I and Phase II of the Company’s Plan of Operations. If the Company is able to complete the first two phases of its Plan of Operations within the estimated cost ranges as outlined in the Plan of Operations, the Company expects that it will only require an additional funding of $50,000 to complete Phase III. Therefore, funding will be necessary for the Company to complete Phase III of the Company Plan of Operations.

Item 2.                      Description of Property.

Our principal executive office location and mailing address is 12926 Morehead, Chapel Hill, North Carolina, 27517. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

Item 3.       Legal Proceedings.

There are no legal proceedings pending or threatened against us.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                      Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol "GOFA.OB" since 2008.  The following table sets forth the range of quarterly high and sales prices of the common stock as reported on March 24, 2008 for the periods indicated:

Price Information*
Financial Quarter Ended	High	Low

April 31, 2008	0.00	0.00
July 31, 2008	0.00	0.00

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The source of the high and low sales price information is Nasdaq.com.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of July 31, 2008, 5,800,000 shares of common stock were issued and outstanding.  There are approximately 41 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of October 2, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

Item 6.                      Selected Financial Data.

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Annual Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

We raised $80,000 through our private placement.  We need to raise additional funds in order to continue to implement our plan to provide opportunities for golfers to play private courses normally closed to them because of membership requirements.  We hope to focus on obtaining agreements with private golf clubs in two specific regions of the country.  Eventually, we hope to expand across the country. We expect all business functions will be coordinated and managed by our founder, John Fahlberg.  He will be the sole employee through the early stages of the company and will conduct all administrative, marketing, sales and operations functions.  He plans to devote about 25% of his time to us. Our first goal is to enroll 20 private golf clubs. The initial task was to contact 100 private golf clubs in the northeast and southeast sections of the country to determine interest in joining our alliance.  The list of 100 private clubs was developed by purchasing and researching the private club data base developed by the National Golf Foundation. This has been completed and cost us $298 to acquire the lists from the National Golf Foundation.  Now that the initial list has been acquired, we have emailed General Mangers at 20 private clubs.  Mr. Fahlberg plans to continue contacting clubs and following up with them to gauge their interest in joining The Golf Alliance Corporation.

By the end of second quarter of 2009, marketing materials regarding us will be developed to inform the private clubs about the merits of joining our alliance.  We expect this to cost $1,000 to $3,000 and take 30 to 60 days. We have developed a website, www.golfalliancecorporation.com.  This cost $1,000 to develop.

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

Limited Operating History

We have generated one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this quarterly report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations for the Year Ended July 31, 2008 Compared to the Year Ended July 31, 2007.

For the year from inception through July 31, 2008, we had no revenue.  We had a loss of $75,434 on operating expenses of $75,374 for the year from inception through July 31, 2008.

Capital Resources and Liquidity

As of July 31, 2008 we had $7,690 in cash.

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

There is no assurance that the Company will be successful in continuing to raise additional capital. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.  If we are unable to raise a sufficient amount of capital to continue to implement our business plan, we may be forced to pursue a definitive agreement for the acquisition of our Company through a reverse merger.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company does not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate revenue, their operations will be materially impacted by interest rates and market prices.

Item 8.                      Financial Statements.
THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF JULY 31, 2008 AND 2007.

PAGE	3	STATEMENT OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2008, FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2007 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2008.

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2008.

PAGE	5	STATEMENT OF CASH FLOWS FOR THE YEAR ENDED JULY 31, 2008, FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2007 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2008.

PAGES	6 - 10	NOTES TO FINANCIAL STATEMENTS

Webb & Company, PA. Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
The Golf Alliance Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of The Golf Alliance Corporation (A Development Stage Company) as of July 31, 2008 and 2007 and the related statements of operations and changes in shareholders' equity (deficiency) and cash flows for the year ended July 31, 2008, for the period from July 2, 2007 (Inception) to July 31, 2007 and for the period July 2, 2007 (Inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of The Golf Alliance Corporation (a Development Stage Company) as of July 31, 2008 and 2007 and the results of its operations, and its cash flows for the year ended July 31, 2008, for the period from July 2, 2007 (Inception) to July 31, 2007 and for the period July 2. 2007 (Inception) to July 31. 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage with no operations has a net loss from inception of $75,434 and used cash in operations of 572,360. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Webb & Company, P.A.
WEBB & COMPANY, P.A
Certified Public Accountants.

Boynton Beach, Florida
September 9, 2008

1501 Corporate Drive. Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fox: (561) 734-8562
www.cpawebb.com

The Golf Alliance Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	July 31, 2008	July 31, 2007
Current Assets
Cash	$7,690	$150
Prepaid Expense	5,151	-

Total Assets	$12,841	$150

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$1,385	$799
Loans payable - related party	-	3,100
Total Liabilities	1,385	3,899

Stockholders' Equity/(Deficiency)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,800,000 and
5,000,000 issued and outstanding, respectively	58	50
Additional paid-in capital	86,832	1,080
Deficit accumulated during the development stage	(75,434)	(4,879)

Total Stockholders' Equity/(Deficiency)	11,456	(3,749)

Total Liabilities and Stockholders' Equity/(Deficiency)	$12,841	$150

The Golf Alliance Corporation
(A Development Stage Company)
Statement of Operations

			For the Period
	For the Year Ended	For the Period July 2, 2007 to	From July 2, 2007 (Inception) to
	July 31, 2008	July 31, 2007	July 31, 2008
Operating Expenses
Professional fees	$51,990	$3,780	$55,770
General and administrative	18,524	1,080	19,604
Total Operating Expenses	70,514	4,860	75,374

Loss from Operations	(70,514)	(4,860)	(75,374)

Other Expenses
Interest Expense	(41)	(19)	(60)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(70,555)	(4,879)	(75,434)

Provision for Income Taxes	-	-	-

NET LOSS	$(70,555)	$(4,879)	$(75,434)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,704,548	1,206,896

The Golf Alliance Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period from July 2, 2007 (Inception) to July 31, 2008

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity (Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	5,000,000	50			50

In kind contribution of services					1,080		1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	5,000,000	50	1,080	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	800,000	8	79,992	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance for the year ended July 31, 2008	-	$-	5,800,000	$58	$86,832	$(75,434)	$11,456

The Golf Alliance Corporation
(A Development Stage Company)
Statement of Cash Flows

	For the	For the Period From	For the Period from
	Year Ended	July 2, 2007 to	July 2, 2007 (Inception) to
	July 31, 2008	July 31, 2007	July 31, 2008

Cash Flows From Operating Activities:
Net Loss	$(70,555)	$(4,879)	$(75,434)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	5,760	1,080	6,840
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	586	799	1,385
(Increase) in prepaid expenses	(5,151)	-	(5,151)
Net Cash Used In Operating Activities	(69,360)	(3,000)	(72,360)

Cash Flows From Investing Activities:
Net Cash Provided by Financing Activities	-	-	-

Cash Flows From Financing Activities:
Repayment of loan payable- related party	(3,100)	-	(3,100)
Proceeds from loan payable-related party	-	3,100	3,100
Proceeds from issuance of common stock	80,000	50	80,050
Net Cash Provided by Financing Activities	76,900	3,150	80,050

Net Increase in Cash	7,540	150	7,690

Cash at Beginning of Period	150	-	-

Cash at End of Period	$7,690	$150	$7,690

Supplemental disclosure of cash flow information:

Cash paid for interest	$60	$-	$60
Cash paid for taxes	$-	$-	$-

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

The Golf Alliance Corporation (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 2, 2007.  The Golf Alliance Corporation is a service-based firm that will provide opportunities for golfers to play on private golf courses normally closed to them due to the membership requirements of the private clubs.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2008 and 2007 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of July 31, 2008 and 2007 there were no common share equivalents outstanding.

(E) Fair Value of Financial Instruments

The carrying amounts of the company’s financial instruments including accounts payable and accrued liabilities approximate their fair value due to the relatively short period to maturity for these instruments.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

(F) Income Taxes

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

As of July 31, 2008 and 2007 the Company has a net operating loss carryforward of    approximately $63,715 and $4,879, respectively, available to offset future taxable income through 2028. The valuation allowance at July 31, 2008 was $26,443.  The valuation allowance at July 31, 2007 was $1,659. The net change in the valuation allowance for the year ended July 31, 2008 and 2007 was an increase of $24,784 and $1,659, respectively.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Recent Accounting Pronouncements

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
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about DerivativeInstruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2        STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

During 2008, the Company entered into stock purchase agreements to issue 800,000 shares of common stock for cash of $80,000 ($0.10/share).

On July 24, 2007, the Company issued 5,000,000 shares of common stock for $50 ($0.00001/sh).

(B) In-Kind Contribution

During 2008, the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 3).

During 2007, the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 3).

(C) Amendment to Articles of Incorporation

On July 6, 2007 the Company amended its Articles of Incorporation to decrease the par value to $0.00001 per share from $0.001 par value.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 3        RELATED PARTY TRANSACTIONS

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of October 31, 2007.

During the periods ended July 31, 2008 and 2007, the shareholder of the Company contributed $5,760 and $1,080, respectively, of services on behalf of the Company (See Note 2 (B)).

NOTE 4        GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $75,434 and used cash in operations of $72,360 for the period from July 2, 2007 (inception) to July 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

Our accountant is Webb & Company, P.A., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.                    Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Our executive officer’s and director’s and their respective ages as of October 3, 2008 are as follows:

NAME	AGE	POSITION

John Fahlberg	62	Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

John Fahlberg, C.P.A.

Mr. Fahlberg owns and operates Fahlberg Consulting & Coaching which is a consulting service firm. Fahlberg Consulting & Coaching provides consulting services to development stage companies. Mr. Fahlberg has been President of Fahlberg Consulting & Coaching for six years. Mr. Fahlberg has been the President and Chief Executive Officer of The Golf Alliance since the Company’s inception in July of 2007. He plans to devote 25% of his time to the startup and operation of The Golf Alliance Corporation.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11.                      Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended July 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

John Fahlberg President, Chief Executive Officer, Treasurer, Secretary and Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

Option Grants Table.  There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through July 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  There were no stock options exercised during period ending July 31, 2008, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of July 31, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	John Fahlberg 12926 Morehead, Chapel Hill, NC 27517	5,000,000(1)	86.21%

(1)	The percent of class is based on 5,800,000 shares of our common stock issued and outstanding as of October 3, 2008.

Item 13.                      Certain Relationships and Related Transaction, and Director Independence

In July 2007, 5,000,000 restricted shares of common stock were sold to our founder, John Fahlberg. The shares were sold pursuant to the exemption from registration contained in Section 4(2) of the Act. No commission was paid to anyone in connection with the sale of shares to Mr. Fahlberg.

Our business office is located at 12926 Morehead, Chapel Hill, North Carolina, 27517. This location is the home of our president, John Fahlberg, who supplies this office space to us rent free.

Item 14.                      Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2008 and for fiscal year ended July 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	July 31, 2008	July 31, 2007
Audit Fees	$9,740	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$9,740	$0

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules.

(a)           Financial Statements

(1)  Financial statements for our company are listed in the index under Item 8 of this document

(b)           Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Section 302 Certification
32.1	Section 906 Certification

*      Incorporated herein by reference to Form SB-2 filed on October 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLF ALLIANCE CORPORATION

By:	/s/ John Fahlberg
JOHN FAHLBERG
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors

October 3, 2008