Form 10-Q
period 2008-10-31
GOLF ALLIANCE CORP
filed 2008-12-15
CIK 1416090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

THE GOLF ALLIANCE CORPORATION
 (Exact name of registrant as specified in Charter

NEVADA	333-147056	35-2302128
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 3, 2008: 5,800,000 shares of stock.
.

THE GOLF ALLIANCE CORPORATION
FORM 10-Q

October 31, 2008

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

SIGNATURE

Item 1. Financial Information

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF OCTOBER 31, 2008 (UNAUDITED) AND JULY 31, 2008 (AUDITED).

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO OCTOBER 31, 2008 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO OCTOBER 31, 2008 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO OCTOBER 31, 2008 (UNDAUDITED)

PAGES	5 - 9	NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	October 31, 2008	July 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$1,005	$7,690
Prepaid Expense	2,630	5,151

Total Assets	$3,635	$12,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accrued expenses	$2,662	$1,385
Total Liabilities	2,662	1,385

Stockholders' Equity
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,800,000
issued and outstanding	58	58
Additional paid-in capital	88,272	86,832
Deficit accumulated during the development stage	(87,357)	(75,434)

Total Stockholders' Equity	973	11,456

Total Liabilities and Stockholders' Equity	$3,635	$12,841

See accompanying notes to the condensed unaudited financial statements.

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period
	For the Three Months Ended	For the Three Months Ended	From July 2, 2007 (Inception) to
	October 31, 2008	October 31, 2007	October 31, 2008
Operating Expenses
Professional fees	$7,038	$27,759	$62,808
General and administrative	4,885	2,084	24,489
Total Operating Expenses	11,923	29,843	87,297

Loss from Operations	(11,923)	(29,843)	(87,297)

Other Expenses
Interest Expense	-	(41)	(60)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(11,923)	(29,884)	(87,357)

Provision for Income Taxes	-	-	-

NET LOSS	$(11,923)	$(29,884)	$(87,357)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,800,000	5,417,143

See accompanying notes to the condensed unaudited financial statements.

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statements of Stockholders' Equity (Deficiency)
For the period from July 2, 2007 (Inception) to October 31, 2008
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total Stockholder's
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	5,000,000	50			50

In kind contribution of services					1,080		1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	5,000,000	50	1,080	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	800,000	8	79,992	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the period ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	5,800,000	58	86,832	(75,434)	11,456

In kind contribution of services	-	-	-	-	1,440	-	1,440

Net loss for the period ended October 31, 2008	-	-	-	-	-	(11,923)	(11,923)

Balance, October 31, 2008	-	$-	5,800,000	$58	$88,272	$(87,357)	$973

See accompanying notes to the condensed unaudited financial statements.

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows

	For the Three	For the Three	For the Period from July 2, 2007
	Months Ended	Months Ended	(Inception) to
	October 31, 2008	October 31, 2007	October 31, 2008

Cash Flows From Operating Activities:
Net Loss	$(11,923)	$(29,884)	$(87,357)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,440	1,440	8,280
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,277	10,344	2,662
(Increase)/Decrease in prepaid expenses	2,521	(300)	(2,630)
Net Cash Used In Operating Activities	(6,685)	(18,400)	(79,045)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	(3,100)	(3,100)
Proceeds from loan payable-related party	-	-	3,100
Proceeds from issuance of common stock	-	80,000	80,050
Net Cash Provided by Financing Activities	-	76,900	80,050

Net Increase in Cash	(6,685)	58,500	1,005

Cash at Beginning of Period	7,690	150	-

Cash at End of Period	$1,005	$58,650	$1,005

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$60
Cash paid for taxes	$60	$-	$60

See accompanying notes to the condensed unaudited financial statements.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2008 and 2007, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of October 31, 2008 there were no common share equivalents outstanding.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008
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
AS OF OCTOBER 31, 2008
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
AS OF OCTOBER 31, 2008
(UNAUDITED)

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

NOTE 2   STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 800,000 shares of common stock for cash of $80,000 ($0.10/share).

On July 24, 2007, the Company issued 5,000,000 shares of common stock for $50 ($0.00001/sh).

(B) In-Kind Contribution

As of October 31, 2008 the shareholder of the Company contributed $1,440 of services on behalf of the Company (See Note 3).

For the year ending July 31, 2008 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 3).

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
AS OF OCTOBER 31, 2008
(UNAUDITED)

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

As of October 31, 2008 the shareholder of the Company contributed $8,280 of services on behalf of the Company (See Note 2 (B)).

NOTE 4   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $87,357 and used cash in operations of $79,045 for the period from July 2, 2007 (inception) to October 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 5   SUBSEQUENT EVENTS

On November 18, 2008, the Company received $1,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We have begun operations.  We raised $80,000 through our private placement.  We have begun to implement our plan to provide opportunities for golfers to play private courses normally closed to them because of membership requirements.  Initially we hope to focus on obtaining agreements with private golf clubs in two specific regions of the country.  Eventually, we hope to expand across the country. We expect all business functions will be coordinated and managed by our founder, John Fahlberg.  He will be the sole employee through the early stages of the company and will conduct all administrative, marketing, sales and operations functions.  He plans to devote about 25% of his time to us. Our first goal is to enroll 20 private golf clubs. The initial task was to contact 100 private golf clubs in the northeast and southeast sections of the country to determine interest in joining our alliance.  The list of 100 private clubs was developed by purchasing and researching the private club data base developed by the National Golf Foundation. This has been completed and cost us $298 to acquire the lists from the National Golf Foundation.  Now that the initial list has been acquired, we have emailed General Managers at  20 private clubs..   Mr. Fahlberg plans to continue contacting clubs and following up with them to gage their interest in joining The Golf Alliance Corporation.  This process will continue into the first quarter of 2009.

By the end of the second quarter of 2009, marketing materials regarding us will be developed to inform the private clubs about the merits of joining our alliance.  We expect this to cost $1,000 to $3,000 and take 30 to 60 days. We have developed a website, www.golfalliancecorporation.com.  This cost $1,000 to develop.

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

Once the initial 20+ clubs have enrolled, a marketing program will be developed to attract 20 more clubs into the alliance.  This program will include sending information to private clubs informing them which clubs have joined, providing names, phone numbers and email addresses of Club Presidents and General Managers of those clubs that have joined for their follow up. We will also request that Club Presidents and General Managers of clubs that have joined the alliance, contact other private clubs in their areas to promote the concept.  This process cost less than $500 and will take 90 to 120 days.

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

Results of Operations

For the period from inception through October 31, 2008, we had no revenue. Expenses for the period totaled $87,297 resulting in a loss from operations of $87,357 Expenses of $87,297 for the period consisted of $24,489 general and administrative expenses and $62,808 for professional fees.

Capital Resources and Liquidity

As of October 31, 2008 we had $1,005 in cash. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Without adequate revenues within the next twelve months, we will not be able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of October 31, 2008.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Golf Alliance Corporation

Date: December 15, 2008	By:	/s/ John Fahlberg
John Fahlberg
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors