Form 10-Q
period 2009-01-31
GOLF ALLIANCE CORP
filed 2009-03-13
CIK 1416090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 11, 2009: 5,800,000 shares of stock.
.

THE GOLF ALLIANCE CORPORATION
FORM 10-Q

January 31, 2009

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

SIGNATURE

Item 1. Financial Information

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2009 (UNAUDITED) AND JULY 31, 2008 .

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2009 (UNDAUDITED)

PAGES	5 - 10	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$11	$7,690
Prepaid Expense	110	5,151

Total Assets	$121	$12,841

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$2,495	$1,385
Loans payable - related party	3,000	-
Total Liabilities	5,495	1,385

Stockholders' Equity / (Deficiency)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,800,000
issued and outstanding	58	58
Additional paid-in capital	89,712	86,832
Deficit accumulated during the development stage	(95,144)	(75,434)

Total Stockholders' Equity / Deficiency	(5,374)	11,456

Total Liabilities and Stockholders' Equity / Deficiency	$121	$12,841

See accompanying notes to condensed unaudited financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		From July 2, 2007 (Inception) to
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009
Operating Expenses
Professional fees	$2,823	$2,714	$9,861	$30,473	$65,631
General and administrative	4,965	1,978	9,849	4,062	29,453
Total Operating Expenses	7,788	4,692	19,710	34,535	95,084

Loss from Operations	(7,788)	(4,692)	(19,710)	(34,535)	(95,084)

Other Expenses
Interest Expense	-	-	-	(41)	(60)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,788)	(4,692)	(19,710)	(34,576)	(95,144)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(7,788)	$(4,692)	$(19,710)	$(34,576)	$(95,144)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,800,000	5,800,000	5,800,000	5,609,617

See accompanying notes to condensed unaudited financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
For the period from July 2, 2007 (Inception) to January 31, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total Stockholder's
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	5,000,000	50			50

In kind contribution of services					1,080		1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	5,000,000	50	1,080	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	800,000	8	79,992	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the period ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	5,800,000	58	86,832	(75,434)	11,456

In kind contribution of services	-	-	-	-	2,880	-	2,880

Net loss for the six months ended January 31, 2009	-	-	-	-	-	(19,710)	(19,710)

Balance, January 31, 2009	-	$-	5,800,000	$58	$89,712	$(95,144)	$(5,374)

See accompanying notes to condensed unaudited financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows

	For the Six	For the Six	For the Period from July 2, 2007
	Months Ended	Months Ended	(Inception) to
	January 31, 2009	January 31, 2008	January 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(19,710)	$(34,576)	$(95,144)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,880	2,880	9,720
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,110	(68)	2,495
(Increase)/Decrease in prepaid expenses	5,041	-	(110)
Net Cash Used In Operating Activities	(10,679)	(31,764)	(83,039)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	(3,100)	(3,100)
Proceeds from loan payable-related party	3,000	-	6,100
Proceeds from issuance of common stock	-	80,000	80,050
Net Cash Provided by Financing Activities	3,000	76,900	83,050

Net Increase / (Decrease) in Cash	(7,679)	45,136	11

Cash at Beginning of Period	7,690	150	-

Cash at End of Period	$11	$45,286	$11

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$60
Cash paid for taxes	$60	$-	$60

See accompanying notes to condensed unaudited financial statements

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2009 and 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of January 31, 2009 and 2008 there were no common share equivalents outstanding.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
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
AS OF JANUARY 31, 2009
(UNAUDITED)

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

NOTE 2 STOCKHOLDER LOANS

On November 18, 2008, the Company received $1,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4).

On January 6, 2009, the Company received $2,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4).

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

NOTE 3 STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 800,000 shares of common stock for cash of $80,000 ($0.10/share).

On July 24, 2007, the Company issued 5,000,000 shares of common stock for $50 ($0.00001/sh).

(B) In-Kind Contribution

For the six months ended January 31, 2009 the shareholder of the Company contributed $2,880 of services on behalf of the Company (See Note 4).

For the year ending July 31, 2008 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 4).

For the year ending July 31, 2007 the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 4).

(C) Amendment to Articles of Incorporation

On July 6, 2007 the Company amended its Articles of Incorporation to decrease the par value to $0.00001 per share from $0.001 par value.

NOTE 4 RELATED PARTY TRANSACTIONS

On November 18, 2008, the Company received $1,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 2).

On January 6, 2009, the Company received $2,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 2).

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  At October 31, 2007, the Company had recorded $60 of related accrued interest payable.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of October 31, 2007.

As of January 31, 2009 the shareholder of the Company contributed $9,720 of services on behalf of the Company (See Note 3 (B)).

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, no revenues and has a net loss since inception of $95,144 and used cash in operations of $83,039 for the period from July 2, 2007 (inception) to January 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6 SUBSEQUENT EVENT

On February 7, 2009, the Company received $1,300 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We have begun limited operations.  We raised $80,000 through our private placement.  We have begun to implement our plan to provide opportunities for golfers to play private courses normally closed to them because of membership requirements.  Initially we hope to focus on obtaining agreements with private golf clubs in two specific regions of the country.  Eventually, we hope to expand across the country. We expect all business functions will be coordinated and managed by our founder, John Fahlberg.  He will be the sole employee through the early stages of the company and will conduct all administrative, marketing, sales and operations functions.  He plans to devote about 25% of his time to us. Our first goal is to enroll 20 private golf clubs. The initial task was to contact 100 private golf clubs in the northeast and southeast sections of the country to determine interest in joining our alliance.  The list of 100 private clubs was developed by purchasing and researching the private club data base developed by the National Golf Foundation. This has been completed and cost us $298 to acquire the lists from the National Golf Foundation.  Now that the initial list has been acquired, we have emailed General Managers at  20 private clubs. Mr. Fahlberg plans to continue contacting clubs and following up with them to gage their interest in joining The Golf Alliance Corporation.  This process will continue into the third quarter of 2009.

By the end of the fourth quarter of 2009, marketing materials regarding us will be developed to inform the private clubs about the merits of joining our alliance.  We expect this to cost $1,000 to $3,000 and take 30 to 60 days. We have developed a website, www.golfalliancecorporation.com.  This cost $1,000 to develop.

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

Results of Operations

For the period from inception through January 31, 2009, we had no revenue. Expenses for the three months ended January 31, 2009 totaled $7,788 resulting in a loss from operations of $7,788.  Expenses of $7,788 for the period consisted of $4,965 general and administrative expenses and $2,823 for professional fees.

Capital Resources and Liquidity

As of January 31, 2009 we had $11 in cash. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.  Without adequate revenues within the next twelve months, we will not be able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

As reflected in the accompanying financial statements, we are in the development stage with limited operations, no revenues and has a net loss since inception of $95,144 and used cash in operations of $83,039 for the period from July 2, 2007 (inception) to January 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

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

The Golf Alliance Corporation

Date: March 11, 2009	By:	/s/ John Fahlberg
John Fahlberg
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors