Form 10-Q
period 2009-04-30
GOLF ALLIANCE CORP
filed 2009-06-02
CIK 1416090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-147056

THE GOLF ALLIANCE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	35-2302128
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12926 Morehead
Chapel Hill, North Carolina, 27517
 (Address of Principal Executive Offices)
(Zip Code)

(919) 969-2982
 (Registrant’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒               No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐              No ☒

The number of shares outstanding of the Registrant’s common stock as of June 1, 2009 was 5,800,000 shares of common stock.

THE GOLF ALLIANCE CORPORATION

FORM 10-Q

April 30, 2009

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART 1 - FINANCIAL INFORMATION

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2009 (UNAUDITED) AND JULY 31, 2008

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2009 (UNAUDITED)

PAGES	5 - 9	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	April 30, 2009	July 31, 2008
	(Unaudited)
Current Assets
Cash	$98	$7,690
Prepaid Expense	-	5,151

Total Assets	$98	$12,841

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$1,200	$1,385
Loans payable - related party	8,400	-
Total Liabilities	9,600	1,385

Stockholders' Equity / (Deficiency)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,800,000
issued and outstanding	58	58
Additional paid-in capital	91,152	86,832
Deficit accumulated during the development stage	(100,712)	(75,434)

Total Stockholders' Equity / (Deficiency)	(9,502)	11,456

Total Liabilities and Stockholders' Equity / (Deficiency)	$98	$12,841

See accompanying notes to condensed unaudited financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					For the Period
	For the Three Months Ended		For the Nine Months Ended		From July 2, 2007 (Inception) to
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008	April 30, 2009
Operating Expenses
Professional fees	$2,549	$13,575	$12,410	$44,048	$68,180
General and administrative	3,019	7,250	12,868	11,312	32,472
Total Operating Expenses	5,568	20,825	25,278	55,360	100,652

Loss from Operations	(5,568)	(20,825)	(25,278)	(55,360)	(100,652)

Other Expenses
Interest Expense	-	-	-	(41)	(60)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,568)	(20,825)	(25,278)	(55,401)	(100,712)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(5,568)	$(20,825)	$(25,278)	$(55,401)	$(100,712)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,800,000	5,800,000	5,800,000	5,672,381

See accompanying notes to condensed unaudited financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Deficiency)
For the period from July 2, 2007 (Inception) to April 30, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total Stockholder's
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	5,000,000	50			50

In kind contribution of services					1,080		1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	5,000,000	50	1,080	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	800,000	8	79,992	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the period ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	5,800,000	58	86,832	(75,434)	11,456

In kind contribution of services	-	-	-	-	4,320	-	4,320

Net loss for the nine months ended April 30, 2009	-	-	-	-	-	(25,278)	(25,278)

Balance, April 30, 2009	-	$-	5,800,000	$58	$91,152	$(100,712)	$(9,502)

See accompanying notes to condensed unaudited financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine	For the Nine	For the Period from July 2, 2007
	Months Ended	Months Ended	(Inception) to
	April 30, 2009	April 30, 2008	April 30, 2009

Cash Flows From Operating Activities:
Net Loss	$(25,278)	$(55,401)	$(100,712)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	4,320	4,320	11,160
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(185)	691	1,200
(Increase)/Decrease in prepaid expenses	5,151	(7,671)	-
Net Cash Used In Operating Activities	(15,992)	(58,061)	(88,352)

Cash Flows From Investing Activities:	-	-	-
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	(3,100)	(3,100)
Proceeds from loan payable-related party	8,400	-	11,500
Proceeds from issuance of common stock	-	80,000	80,050
Net Cash Provided by Financing Activities	8,400	76,900	88,450

Net Increase / (Decrease) in Cash	(7,592)	18,839	98

Cash at Beginning of Period	7,690	150	-

Cash at End of Period	$98	$18,989	$98

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$60	$60
Cash paid for taxes	$60	$-	$60

See accompanying notes to condensed unaudited financial statements

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2009 and 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of April 30, 2009 and 2008 there were no common share equivalents outstanding.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
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
AS OF APRIL 30, 2009
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

NOTE 2     STOCKHOLDER LOANS

On April 27, 2009, the Company received $4,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4).

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
(UNAUDITED)

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

On July 24, 2007, the Company issued 5,000,000 shares of common stock for $50 ($0.00001/sh).

(B) In-Kind Contribution

For the nine months ended April 30, 2009 the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 4).

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

NOTE 4     RELATED PARTY TRANSACTIONS

On April 27, 2009, the Company received $4,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 2).

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
(UNAUDITED)

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

As of April 30, 2009 the shareholder of the Company contributed $11,160 of services on behalf of the Company (See Note 3 (B)).

NOTE 5     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $100,712 and used cash in operations of $88,352 for the period from July 2, 2007 (inception) to April 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Plan of Operation

We have begun limited operations. We raised $80,000 through our private placement. We have begun to implement our plan to provide opportunities for golfers to play private courses normally closed to them because of membership requirements. Initially we hope to focus on obtaining agreements with private golf clubs in two specific regions of the country. Eventually, we hope to expand across the country. We expect all business functions will be coordinated and managed by our founder, John Fahlberg. He will be the sole employee through the early stages of the company and will conduct all administrative, marketing, sales and operations functions. He plans to devote about 25% of his time to us. Our first goal is to enroll 20 private golf clubs. The initial task was to contact 100 private golf clubs in the northeast and southeast sections of the country to determine interest in joining our alliance. The list of 100 private clubs was developed by purchasing and researching the private club data base developed by the National Golf Foundation. This has been completed and cost us $298 to acquire the lists from the National Golf Foundation. Now that the initial list has been acquired, we have emailed General Managers at 20 private clubs. Mr. Fahlberg plans to continue contacting clubs and following up with them to gage their interest in joining The Golf Alliance Corporation. This process will continue throughout 2009.

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

Limited Operating History

To date we have generated limited financial information, no revenues and we have not demonstrated that we will be able to commence our business through an investment in our product line and/or marketing efforts. We cannot guarantee that our business plan as described in this quarterly report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from inception through April 30, 2009, we had no revenue. Expenses for the nine months ended April 30, 2009 and April 30, 2008 totaled $25,278 and $55,360 respectively, resulting in a loss from operations of $25,278 and $55,360, respectively. Expenses of $25,278 for the period ended April 30, 2009 consisted of $12,868 general and administrative expenses and $12,410 for professional fees and expenses of $55,360 for the period ended April 30, 2008 consisted of $11,312 in general and administrative expenses and $44,048 for professional fees. The decrease in expenses for the period ended April 30, 2009 was due to the decrease in professional fees to take us public.

Expenses for the three months ended April 30, 2009 and April 30, 2008 totaled $5,568 and $20,825 respectively, resulting in a loss from operations of $5,568 and $20,825, respectively. Expenses of $5,568 for the period ended April 30, 2009 consisted of $3,019 general and administrative expenses and $2,549 for professional fees and expenses of $20,825 for the period ended April 30, 2008 consisted of $7,250 in general and administrative expenses and $13,575 for professional fees. The decrease in expenses for the three months ended April 30, 2009 was due to the decrease in professional fees to take us public.

Capital Resources and Liquidity

As of April 30, 2009 we had $98 in cash. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Without adequate revenues within the next twelve months, we will not be able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

On February 7, 2009 and April 27, 2009, we received a loan of $1,300 and $4,100, respectively, from a principal stockholder. Pursuant to the terms of the loans, the loans are non-interest bearing are unsecured and are due on demand.

As reflected in the accompanying financial statements, we are in the development stage with limited operations, no revenues and have a net loss since inception of $100,712 and used cash in operations of $88,352 for the period from July 2, 2007 (inception) to April 30, 2009. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

Not applicable for smaller reporting company.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)        Exhibits

             31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)        Reports of Form 8-K

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Golf Alliance Corporation
Date: June 1, 2009
By:	/s/ John Fahlberg
John Fahlberg Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors