Form 10-K
period 2009-07-31
GOLF ALLIANCE CORP
filed 2009-09-22
CIK 1416090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-147056

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes ☒  No ☐

State issuer's revenues for its most recent fiscal year: None.

Number of shares of the registrant’s common stock outstanding as of September 18, 2009 was 5,800,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

Our primary target audience four our marketing effort consists of separate groups, each of which we hope to market to in vastly different ways. The first group includes the new and up-and-coming private golf courses in the Northeast and Southeast United States. These are clubs that are not considered top tier. They are struggling to attract members and thus would benefit greatly from an alliance like the one proposed. They may be located in regions where there is already one or more established private clubs and therefore members are reluctant to make the switch – golfers are content with their current situation. They may also be located in relatively remote, unpopulated areas where it is difficult to generate new members.

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

Roll-Out Strategy

Phase I – Personal Selling Effort to Initial Private Club Targets

Our first step in the marketing plan is to contact private clubs in the two selected regions to provide information to them about the benefits of joining our alliance.  Because most of these private clubs will not be familiar with the concept of an alliance of private golf clubs, a professional and informative fact sheet will be developed to send to the selected target private clubs once contacted.  A web site with more detailed information for both golf clubs and prospective individual members has been created.  We plan to contact 100 selected private clubs in the two markets once the materials and website have been developed.  To date we have made initial contact with 20 private clubs.  Our President and CEO, John Fahlberg, will handle all duties associated with this phase.  It is expected that this initial selling process will be time consuming and will require multiple contacts with each prospective club  This phase has commenced and we expect it to continue until mid 2010.

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

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.         Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol "GOFA.OB" since June 27, 2008.  The following table below presents the closing high and low closing bid prices for our common stock for each quarter.  No trading of common stock has taken place during the company’s year ending July 31, 2009

Closing Bid Prices
2008/2009	High		Low
July 31, 2008 thru July 31, 2009	$	.nil	$	nil

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

The Company did not repurchase any shares of its issued and outstanding shares

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

Holders

As of July 31, 2009, 5,800,000 shares of common stock were issued and outstanding.  There are approximately 41 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of September _, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

We have begun limited operations. We raised $80,000 through our private placement. We have begun to implement our plan to provide opportunities for golfers to play private courses normally closed to them because of membership requirements. Initially we hope to focus on obtaining agreements with private golf clubs in two specific regions of the country. Eventually, we hope to expand across the country. We expect all business functions will be coordinated and managed by our founder, John Fahlberg. He will be the sole employee through the early stages of the company and will conduct all administrative, marketing, sales and operations functions.  He has previously devoted about  25% of his time to us but during the past quarter and going forward it will be closer to 10% of his time. Our first goal is to enroll 20 private golf clubs.   The initial task was to contact 100 private golf clubs in the northeast and southeast sections of the country to determine interest in joining our alliance. The list of 100 private clubs was developed by purchasing and researching the private club data base developed by the National Golf Foundation. This has been completed and cost us $298 to acquire the lists from the National Golf Foundation. Now that the initial list has been acquired, we have emailed General Managers at 20 private clubs. Mr. Fahlberg plans to continue contacting clubs and following up with them to gage their interest in joining The Golf Alliance Corporation. This process will continue through the middle of 2010.

By the end of the middle of 2010, marketing materials regarding us will be developed to inform the private clubs about the merits of joining our alliance.  We expect this to cost $1,000 to $3,000 and take 30 to 60 days. We have developed a website, www.golfalliancecorporation.com.  This cost $1,000 to develop.

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

Once the initial 20+ clubs have enrolled, a marketing program will be developed to attract 20 more clubs into the alliance. This program will include sending information to private clubs informing them which clubs have joined, providing names, phone numbers and email addresses of Club Presidents and General Managers of those clubs that have joined for their follow up. We will also request that Club Presidents and General Managers of clubs that have joined the alliance contact other private clubs in their areas to promote the concept. This process cost less than $500 and will take 90 to 120 days.

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

Results of Operations

For the period from inception through July 31, 2009, we had no revenue. Operating expenses for the year ended July 31, 2009 and July 31, 2008 totaled $31,265 and $70,514 respectively, resulting in a loss from operations of $31,521 and $70,555, respectively. Expenses of $31,265 for the period ended July 31, 2009 consisted of $15,574 general and administrative expenses and $15,691 for professional fees and expenses of $70,514 for the period ended July 31, 2008 consisted of $18,524 in general and administrative expenses and $51,990 for professional fees. The decrease in expenses for the period ended July 31, 2009 was due to the decrease in professional fees to take us public.

Capital Resources and Liquidity

As of July 31, 2009 we had $4,611 in cash. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Without adequate revenues within the next twelve months, we will not be able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

On November 18, 2008 we received a loan of $1,000, January 6, 2009 we received a loan of $2,000, on February 7, 2009 we received a loan of $1,300, on April 27, 2009, we received a loan of $4,100, on June 1, 2009, we received a loan of $4,000 and on July 24, 2009, we received a loan of $5,000, respectively, from a principal stockholder. Pursuant to the terms of the loans, the loans are non-interest bearing are unsecured and are due on demand.

As reflected in the accompanying financial statements, we are in the development stage with limited operations, no revenues and have a net loss since inception of $106,995 and used cash in operations of $92,839 for the period from July 2, 2007 (inception) to July 31, 2009. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.         Financial Statements.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JULY 31, 2009 AND 2008.

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2009.

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2009.

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2009.

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
The Golf Alliance Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of The Golf Alliance Corporation (A Development Stage Company) as of July 31, 2009 and 2008 and the related statements of operations and changes in shareholders’ equity (deficiency) and cash flows for the year ended July 31, 2009, for the period from July 2, 2007 (Inception) to July 31, 2008 and for the period July 2, 2007 (Inception) to July 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of The Golf Alliance Corporation (a Development Stage Company) as of July 31, 2009 and 2008 and the results of its of operations and its cash flows for the year ended July 31, 2009, for the period from July 2, 2007 (Inception) to July 31, 2008 and for the period July 2, 2007 (Inception) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in the development stage with no operations has a net loss from inception of $106,955 and used cash in operations of $92,839. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning this matter are also described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEBB & COMPANY, P.A

WEBB & COMPANY, P.A
Certified Public Accountants.

Boynton Beach, Florida
August 31, 2009

The Golf Alliance Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	July 31, 2009	July 31, 2008
Current Assets
Cash	$4,611	$7,690
Prepaid Expense	-	5,151

Total Assets	$4,611	$12,841

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$1,260	$1,385
Loans payable - related party	17,400	-
Total Liabilities	18,660	1,385

Stockholders' Equity / (Deficiency)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,800,000
issued and outstanding	58	58
Additional paid-in capital	92,848	86,832
Deficit accumulated during the development stage	(106,955)	(75,434)

Total Stockholders' Equity / (Deficiency)	(14,049)	11,456

Total Liabilities and Stockholders' Equity / (Deficiency)	$4,611	$12,841

See accompanying notes to financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Statement of Operations

			For the Period
	For the Years Ended		From July 2, 2007 (Inception) to
	July 31, 2009	July 31, 2008	July 31, 2009
Operating Expenses
Professional fees	$15,691	$51,990	$71,461
General and administrative	15,574	18,524	35,178
Total Operating Expenses	31,265	70,514	106,639

Loss from Operations	(31,265)	(70,514)	(106,639)

Other Expenses
Interest Expense	(256)	(41)	(316)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(31,521)	(70,555)	(106,955)

Provision for Income Taxes	-	-	-

NET LOSS	$(31,521)	$(70,555)	$(106,955)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,800,000	5,704,548

See accompanying notes to financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period from July 2, 2007 (Inception) to July 31, 2009
						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total Stockholder's
					paid-in	development	Equity
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	5,000,000	50			50

In kind contribution of services					1,080		1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	5,000,000	50	1,080	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	800,000	8	79,992	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the period ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	5,800,000	58	86,832	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	$-	5,800,000	$58	$92,848	$(106,955)	$(14,049)

See accompanying notes to financial statements

The Golf Alliance Corporation
(A Development Stage Company)
Statement of Cash Flows

	For the Year	For the Year	For the Period from July 2, 2007
	Ended	Ended	(Inception) to
	July 31, 2009	July 31, 2008	July 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(31,521)	$(70,555)	$(106,955)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	5,760	5,760	12,600
In-kind contribution of interest	256	-	256
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(125)	586	1,260
(Increase)/Decrease in prepaid expenses	5,151	(5,151)	-
Net Cash Used In Operating Activities	(20,479)	(69,360)	(92,839)

Cash Flows From Investing Activities:	-	-	-
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	(3,100)	(3,100)
Proceeds from loan payable-related party	17,400	-	20,500
Proceeds from issuance of common stock	-	80,000	80,050
Net Cash Provided by Financing Activities	17,400	76,900	97,450

Net Increase / (Decrease) in Cash	(3,079)	7,540	4,611

Cash at Beginning of Period	7,690	150	-

Cash at End of Period	$4,611	$7,690	$4,611

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$60	$60
Cash paid for taxes	$60	$-	$60

See accompanying notes to financial statements

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2009 and 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of July 31, 2009 and 2008 there were no common share equivalents outstanding.

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

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

As of July 31, 2009 and 2008 the Company has a net operating loss carryforward of    approximately $94,099 and $68,594, respectively, available to offset future taxable income through 2029. The valuation allowance at July 31, 2009 was $36,276.  The valuation allowance at July 31, 2008 was $26,443. The net change in the valuation allowance for the year ended July 31, 2009 was an increase of $9,833.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

NOTE 2        STOCKHOLDER LOANS

On July 24, 2009, the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4).

On June 1, 2009, the Company received $4,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4).

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
AS OF JULY 31, 2009 AND 2008

On November 18, 2008, the Company received $1,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4).

During the three months ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008.

NOTE 3       STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 800,000 shares of common stock for cash of $80,000 ($0.10/share).

On July 24, 2007, the Company issued 5,000,000 shares of common stock for $50 ($0.00001/sh).

(B) In-Kind Contribution

For the year ended July 31, 2009 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 4).

For the year ended July 31, 2009 the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 4).

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

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 4       RELATED PARTY TRANSACTIONS

On July 24, 2009, the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 2).

On June 1, 2009, the Company received $4,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 2).

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

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  At October 31, 2007, the Company had recorded $60 of related accrued interest payable.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008.

As of July 31, 2009 the shareholder of the Company contributed $12,600 of services on behalf of the Company (See Note 3 (B)).

NOTE 5       INCOME TAXES

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	Years Ended July 31,
	2009	2008

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	36,276	26,443
Valuation allowance	(36,276)	(26,443)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

	Year Ended July 31,	Year Ended July 31,
	2009	2008

Statutory rate applied to earnings before income taxes:	$(9,833)	$(24,562)
Increase (decrease) in income taxes resulting from:
State income taxes	60	60
Change in deferred tax asset valuation allowance	9,833	24,562
Other	-	-
Income Tax Expense	$60	$60

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2029.

The net change in the valuation allowance for the year ended July 31, 2009 was an increase of $9,833.

The components of income tax expense related to continuing operations are as follows:

	2008	2007
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$60	$60
Deferred	-	-
	$60	$60

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.90%) as follows:

	Year Ended July 31,	Year Ended July 31,
	2009	2008

Statutory rate applied to earnings before income taxes:	$(9,833)	$(24,562)
Increase (decrease) in income taxes resulting from:
State income taxes	60	60
Change in deferred tax asset valuation allowance	9,833	24,562
Other	-	-
Income Tax Expense	$60	$60

NOTE 6        GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $106,955 and used cash in operations of $92,839 for the period from July 2, 2007 (inception) to July 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7        SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 31, 2009, the date the financial statements were issued.

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

Item 9A.      Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of July 31, 2009.

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

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Our executive officer’s and director’s and their respective ages as of September 18, 2009 are as follows:

NAME	AGE	POSITION
John Fahlberg	63	Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary
Martha C. Fahlberg	66	Director

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

Martha C. Fahlberg

Mrs. Martha C. Fahlberg is 66 years old.  Prior to her retirement, Mrs. Fahlberg was the Director of Human Resources at Dayton/Hudson Corporation.  Her employment history includes working as a Regional Human Resources Manager at Target, Inc.; as a System Analyst at ASA Associates; as a Recruiter at the University of Pittsburgh and as a Department Manager at Gimbles.  Mrs. Fahlberg received her B.A. from Allegheny College.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

The Company has no significant employees other than the executive employees and directors described above.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.  The Company plans to form and implement an audit committee and hire a Chief Financial Officer who also may serve on the Board of Directors.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission.  The Company has not registered as a public company under Section 12 of the Securities Exchange Act of 1934, and therefore no reports have been filed under Section 16(a) thereunder.

Item 11.      Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended July 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

John Fahlberg President, Chief Executive Officer, Treasurer, Secretary and Director	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0

Martha C. Fahlberg Director	2009	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0

Option Grants Table.  There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through July 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  There were no stock options exercised during period ending July 31, 2009, by the executive officer named in the Summary Compensation Table.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of July 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	John Fahlberg 12926 Morehead, Chapel Hill, NC 27517	5,000,000(1)	86.21%

(1)	The percent of class is based on 5,800,000 shares of our common stock issued and outstanding as of September 18, 2009.

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

On July 24, 2009, the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand.

On June 1, 2009, the Company received $4,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand.

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

Item 14.       Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2009 and for fiscal year ended July 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	July 31, 2009	July 31, 2008
Audit Fees	$8,539	$9,740
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$8,539	$9,740

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

September 22, 2009