Form 10-Q
period 2009-10-31
GOLF ALLIANCE CORP
filed 2009-12-07
CIK 1416090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 31, 2009

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
Yes ☐              No ☒

The number of shares outstanding of the Registrant’s common stock as of December 7, 2009 was 5,800,000 shares of common stock.

THE GOLF ALLIANCE CORPORATION

FORM 10-Q

October 31, 2009

PART 1 - FINANCIAL INFORMATION

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF OCTOBER 31, 2009 (UNAUDITED) AND JULY 31, 2009 (AUDITED).

PAGE	2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNDAUDITED)

PAGES	5 - 10	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	October 31, 2009	July 31, 2009
	(Unaudited)
Current Assets
Cash	$18	$4,611
Prepaid Expense	-	-

Total Assets	$18	$4,611

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and accrued expenses	$1,200	$1,260
Loans payable - related party	20,400	17,400
Total Liabilities	21,600	18,660

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 5,800,000 issued and outstanding	58	58
Additional paid-in capital	94,551	92,848
Deficit accumulated during the development stage	(116,191)	(106,955)

Total Stockholders' Deficiency	(21,582)	(14,049)

Total Liabilities and Stockholders' Deficiency	$18	$4,611

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

			For the Period
	For the Three Months Ended		From July 2, 2007 (Inception) to
	October 31, 2009	October 31, 2008	October 31, 2009
Operating Expenses
Professional fees	$5,958	$7,038	$77,419
General and administrative	3,015	4,885	38,193
Total Operating Expenses	8,973	11,923	115,612

Loss from Operations	(8,973)	(11,923)	(115,612)

Other Expenses
Interest Expense	(263)	-	(579)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,236)	(11,923)	(116,191)

Provision for Income Taxes	-	-	-

NET LOSS	$(9,236)	$(11,923)	$(116,191)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	5,800,000	5,800,000

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from July 2, 2007 (Inception) to October 31, 2009
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	5,000,000	50			50

In kind contribution of services					1,080		1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	5,000,000	50	1,080	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	800,000	8	79,992	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the period ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	5,800,000	58	86,832	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	5,800,000	58	92,848	(106,955)	(14,049)

In kind contribution of services	-	-	-	-	1,440	-	1,440

In kind contribution of interest	-	-	-	-	263	-	263

Net loss for the three months ended October 31, 2009	-	-	-	-	-	(9,236)	(9,236)

Balance October 31, 2009	-	$-	5,800,000	$58	$94,551	$(116,191)	$(21,582)

The Golf Alliance Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Three	For the Three	For the Period from
	Months Ended	Months Ended	July 2, 2007 (Inception) to
	October 31, 2009	October 31, 2008	October 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(9,236)	$(11,923)	$(116,191)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,440	1,440	14,040
In-kind contribution of interest	263		519
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(60)	1,277	1,200
(Increase)/Decrease in prepaid expenses	-	2,521	-
Net Cash Used In Operating Activities	(7,593)	(6,685)	(100,432)

Cash Flows From Investing Activities:	-	-	-
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	-	(3,100)
Proceeds from loan payable-related party	3,000	-	23,500
Proceeds from issuance of common stock	-	-	80,050
Net Cash Provided by Financing Activities	3,000	-	100,450

Net Increase / (Decrease) in Cash	(4,593)	(6,685)	18

Cash at Beginning of Period	4,611	7,690	-

Cash at End of Period	$18	$1,005	$18

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$60
Cash paid for taxes	$60	$60	$60

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2009 and 2008, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of October 31, 2009 and 2008 there were no common share equivalents outstanding.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009
(UNAUDITED)

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification did not have a significant impact on the Company’s financial statements.

NOTE 2	STOCKHOLDER LOANS

On October 6, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4).

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
AS OF OCTOBER 31, 2009
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

On July 24, 2007, the Company issued 5,000,000 shares of common stock for $50 ($0.00001/sh).

(B) In-Kind Contribution

For the three months ended October 31, 2009 the shareholder of the Company contributed $1,440  of services on behalf of the Company (See Note 4).

For the three months ended October 31, 2009 the shareholder of the Company contributed $263 of in kind contribution of interest on behalf of the Company (See Note 4).

For the year ended July 31, 2009 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 4).

For the year ended July 31, 2009 the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 4).

THE GOLF ALLIANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009
(UNAUDITED)

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

On October 6, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 2).

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
AS OF OCTOBER 31, 2009
(UNAUDITED)

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  At October 31, 2007, the Company had recorded $60 of related accrued interest payable.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008.

For the three months ended October 31, 2009 the shareholder of the Company contributed $1,440 of services on behalf of the Company (See Note 3(B)).

For the three months ended October 31, 2009 the shareholder of the Company contributed $263 of in kind contribution of interest on behalf of the Company (See Note 3(B)).

As of July 31, 2009 the shareholder of the Company contributed $12,600 of services on behalf of the Company (See Note 3 (B)).

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $116,191 and used cash in operations of $100,432 for the period from July 2, 2007 (inception) to October 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 1, 2009, the date the financial statements were issued.

On November 11, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we may begin to explore our options regarding the development of a new business plan and direction.

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

Results of Operations

For the period from inception through October 31, 2009, we had no revenue. Operating expenses for the three months ended October 31, 2009 and October 31, 2008 totaled $8,973 and $11,923 respectively, resulting in a loss from operations of $8,973 and $11,923, respectively. Expenses of $8,973 for the period ended October 31, 2009 consisted of $3,015 general and administrative expenses and $5,958 for professional fees and expenses of $11,923 for the period ended October 31, 2008 consisted of $4,885 in general and administrative expenses and $7,038 for professional fees. The decrease in expenses for the period ended October 31, 2009 was due to higher professional fees incurred in 2008 to take us public.

Capital Resources and Liquidity

As of October 31, 2009 we had $18 in cash. We believe we cannot satisfy our cash requirements for the next twelve months with our current cash. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Without adequate revenues within the next twelve months, we will not be able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

On November 18, 2008 we received a loan of $1,000, January 6, 2009 we received a loan of $2,000, on February 7, 2009 we received a loan of $1,300, on April 27, 2009, we received a loan of $4,100, on June 1, 2009, we received a loan of $4,000, on July 24, 2009, we received a loan of $5,000 and on October 6, 2009, we received a loan of $3,000, respectively, from a principal stockholder. Pursuant to the terms of the loans, the loans are non-interest bearing are unsecured and are due on demand.

As reflected in the accompanying financial statements, we are in the development stage with limited operations, no revenues and have a net loss since inception of $116,191 and used cash in operations of $100,432 for the period from July 2, 2007 (inception) to October 31, 2009. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification did not have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable for smaller reporting companies.

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

Item 6. Exhibits.

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
Date: December 7, 2009
By:	/s/ John Fahlberg
John Fahlberg Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors