Form 10-Q
period 2010-01-31
SILVER AMERICA, INC.
filed 2010-03-17
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 333-147056

SILVER AMERICA, INC.
(Exact Name of Registrant as Specified in Its Charter)
(f/k/a The Golf Alliance Corporation)

Nevada	35-2302128
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10775 Double R Boulevard, Reno, NV	89521
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 775-682-4313

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☒     No ☐

As of March 15, 2010, there were 85,000,000 outstanding shares of the registrant’s common stock.

SILVER AMERICA, INC.

FORM 10-Q INDEX

		Page Number

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Balance Sheets as of January 31, 2010 (Unaudited) and July 31, 2009	3
	Condensed Statements of Operations for the Three Months and Six Months Ended January 31, 2010 and January 31, 2009 and for the period from July 2, 2007 (Inception) to January 31, 2010 (Unaudited)	4
	Condensed Statements of Stockholders' Deficiency for the period from July 2, 2007 (Inception) to January 31, 2010 (Unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended January 31, 2010 and January 31, 2009 and for the period from July 2, 2007(Inception) to January 31, 2010 (Unaudited)	6
	Notes to Interim Condensed Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
Signature Page		17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Silver America Inc. (F/K/A The Golf Alliance Corporation)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	January 31, 2010	July 31, 2009
	(Unaudited)
Current Assets
Cash	$21	$4,611
Total Assets	$21	$4,611

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and accrued expenses	$1,200	$1,260
Loans payable - related party	24,283	17,400
Total Liabilities	25,483	18,660

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.00001 par value; 500,000,000 shares authorized, 290,000,000 and 290,000,000 issued and outstanding, respectively	2,900	2,900
Additional paid-in capital	93,513	90,006
Deficit accumulated during the development stage	(121,875)	(106,955)

Total Stockholders' Deficiency	(25,462)	(14,049)

Total Liabilities and Stockholders' Deficiency	$21	$4,611

See accompanying notes to condensed unaudited financial statements

Silver America Inc. (F/K/A The Golf Alliance Corporation)
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		From July 2, 2007 (Inception) to
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009	January 31, 2010
Operating Expenses
Professional fees	$2,912	$2,823	$8,870	$9,861	$80,331
General and administrative	2,408	4,965	5,423	9,849	40,601
Total Operating Expenses	5,320	7,788	14,293	19,710	120,932

Loss from Operations	(5,320)	(7,788)	(14,293)	(19,710)	(120,932)

Other Expenses
Interest Expense	(364)	-	(627)	-	(943)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,684)	(7,788)	(14,920)	(19,710)	(121,875)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(5,684)	$(7,788)	$(14,920)	$(19,710)	$(121,875)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	290,000,000	290,000,000	290,000,000	290,000,000

See accompanying notes to condensed unaudited financial statements

Silver America Inc. (F/K/A The Golf Alliance Corporation)
(A Development Stage Company)
Condensed Statement of Stockholders' Deficiency
For the period from July 2, 2007 (Inception) to January 31, 2010
(Unaudited)

					Additional	Deficit accumulated during	Total
	Preferred Stock		Common stock		paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficiency
Balance July 2, 2007	-	$-	-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)		50
In kind contribution of services					1,080		1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)
Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	5,760
Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	5,760
In kind contribution of interest	-	-	-	-	256	-	256
Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)
In kind contribution of services	-	-	-	-	2,880	-	2,880
In kind contribution of interest	-	-	-	-	627	-	627
Net loss for the six months ended January 31, 2010	-	-	-	-	-	(14,920)	14,920)

Balance January 31, 2010	-	$-	290,000,000	$2,900	$93,513	$(121,875)	$(25,462)

See accompanying notes to condensed unaudited financial statements

Silver America Inc. (F/K/A The Golf Alliance Corporation)
(A Development Stage Company)
 Condensed Statement of Cash Flows
(Unaudited)

	For the Six Months Ended January 31, 2010	For the Six Months Ended January 31, 2009	For the Period from July 2, 2007 (Inception) to January 31, 2010

Cash Flows From Operating Activities:
Net Loss	$(14,920)	$(19,710)	$(121,875)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,880	2,880	15,480
In-kind contribution of interest	627	-	883
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(60)	1,110	1,200
(Increase)/Decrease in prepaid expenses	-	5,041	-
Net Cash Used In Operating Activities	(11,473)	(10,679)	(104,312)

Cash Flows From Investing Activities:	-	-	-
Net Cash Provided by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	-	(3,100)
Proceeds from loan payable-related party	6,883	3,000	27,383
Proceeds from issuance of common stock	-	-	80,050
Net Cash Provided by Financing Activities	6,883	3,000	104,333

Net Increase / (Decrease) in Cash	(4,590)	(7,679)	21

Cash at Beginning of Period	4,611	7,690	-

Cash at End of Period	$21	$11	$21

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$60
Cash paid for taxes	$60	$60	$60

See accompanying notes to condensed unaudited financial statements

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 and JULY 31, 2009
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2010 and 2009, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”   As of January 31, 2010 and 2009 there were no common share equivalents outstanding.

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

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 and JULY 31, 2009
(UNAUDITED)

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

NOTE 2    STOCKHOLDER LOANS

On January 10, 2010, the Company received $850 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On January 8, 2010, the Company received $33 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On November 11, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On October 6, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On July 24, 2009, the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On June 1, 2009, the Company received $4,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On April 27, 2009, the Company received $4,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On February 7, 2009, the Company received $1,300 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On January 6, 2009, the Company received $2,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

On November 18, 2008, the Company received $1,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 4 and 6).

During the three months ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of October 31, 2007.

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 and JULY 31, 2009
(UNAUDITED)

NOTE 3   STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/share).

On July 24, 2007, the Company issued 250,000,000 shares of common stock for $50 ($0.0000002/sh).

(B) In-Kind Contribution

For the six months ended January 31, 2010 the shareholder of the Company contributed $2,880 of services on behalf of the Company (See Note 4).

For the six months ended January 31, 2010 the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 4).

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

(C) Amendments to Articles of Incorporation

On July 6, 2007 the Company amended its Articles of Incorporation to decrease the par value to $0.00001 per share from $0.001 par value

On March 5, 2010 the Company amended its Articles of Incorporation to increase its authorized common stock from 100,000,000 to 500,000,000 and changed its name from Golf Alliance Corporation to Silver America Inc. (See Note 6).

NOTE 4    RELATED PARTY TRANSACTIONS

On January 10, 2010, the Company received $850 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 2).

On January 8, 2010, the Company received $33 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 2).

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010 and JULY 31, 2009
(UNAUDITED)
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

For the six months ended January 31, 2010, the shareholder of the Company contributed $2,880 of services on behalf of the Company (See Note 3(B)).

For the six months ended January 31, 2010 the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 3(B)).

As of July 31, 2009 the shareholder of the Company contributed $12,600 of services on behalf of the Company (See Note 3 (B)).

NOTE 5    GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $121,875 and used cash in operations of $104,312 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern (see Note 6).

NOTE 6    SUBSEQUENT EVENTS

During February 2010, an Individual purchased two hundred fifty million (250,000,000) shares of the Company's common stock from an individual investor who is the majority stockholder and sole Officer and Director of the Company for an aggregate purchase price of Twenty-Five Thousand Dollars ($25,000). Seven Hundred Fifty Dollars ($750) of the Purchase Price was allocated to the stockholder and Twenty-Four Thousand Two Hundred Fifty ($24,250) of the Purchase Price was contributed to the Company as a contribution of capital by the majority stockholder to be used to repay the majority stockholder loans (see Note 2 and 4).

On March 5, 2010 the Company changed its name from Golf Alliance Corporation to Silver America, Inc.  The Company also increased its authorized common stock from 100,000,000 to 500,000,000 shares and effected a 50-for-1 forward stock split.  All share and per share references at January 31, 2010 have been revised to reflect this 50-for-1 forward stock split.  Immediately prior to the forward split, the Company’s sole member of the board of directors, returned 205,000,000 shares of common stock out of the total of 250,000,000 held by him as an in-kind contribution.

On March 5, 2010, Silver America, Inc. (the “Company”) and Yale Resources Ltd. (“Yale”) (collectively referred to below as the “Parties”), entered into a Binding Letter of Intent (“LOI”) whereby the Parties agreed to a transaction in which Yale will grant an option to Silver America to acquire a 90% undivided interest in an approximately 282.83 hectare property located in Zacatecas State, Mexico (the “Property”). A brief description of the material terms and conditions of the option contemplated by the LOI is set forth below.

To exercise the option the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000.00 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company is also obligated to fund a total of $2,000,000.00 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013. Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.

During February and March 2010, the majority shareholder paid costs and expenses on behalf of the Company aggregating $12,320.  This loan payable is unsecured, non-interest bearing, and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Overview,” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we,” “us,” and “our” mean Silver America, Inc., unless otherwise indicated.

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on July 2, 2007.  At the time of our incorporation, we were incorporated under the name “The Golf Alliance Corporation,” and our original business plan was to act as service-based firm that would provide opportunities for golfers to play on private courses normally closed to them because of membership requirements.  On February 12, 2010, subsequent to the end of the quarterly period covered by this Report, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and John Fahlberg.  Further, on March 5, 2010, we effected a name change to “Silver America, Inc.” and at the same time effected a 50-for-1 forward stock split and increased our authorized capital from 100,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share, to 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.

Our primary business focus is to acquire, explore and develop precious metals properties in North America.  On March 5, 2010, we entered into a Binding Letter of Intent (“LOI”) with Yale Resources, Inc. (“Yale”), whereby pursuant to finalizing due diligence and definitive agreements, Yale will grant an option to the Company to acquire a 90% undivided interest in an approximately 282.83 hectare property located in Zacatecas State, Mexico.  To exercise the option, the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property.  The cash payments contemplated under the agreement total $900,000.00 and are to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013.  The Company is also obligated to fund a total of $2,000,000.00 worth of exploration and development on the property beginning June 30, 2011 and continuing through December 30, 2013.  Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.

Results of Operations

Three-months ended January 31, 2010 compared to the three-months ended January 31, 2009

We had a net loss of $5,684 for the quarter ended January 31, 2010, which was $2,104 lower than the net loss of $7,788 for the quarter ended January 31, 2009.  This change in our results over the two periods is primarily the result of a reduction of general and administrative expenses. The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended January 31, 2010 and 2009:

	Three-Months Ended
	January 31,		Increase
	2010	2009	(Decrease)

Revenues	$0	$0	$0

Professional Fees	$2,912	$2,823	$89
General and Administrative	2,408	4,965	(2,557)
Total Operating Expenses	5,320	7,788	(2,468)

(Loss) from Operations	(5,320)	(7,788)	2,468

Interest Expense	(364)	0	(364)

(Loss) from Operations Before Taxes	(5,684)	(7,788)	2,104

Net (Loss)	$(5,684)	$(7,788)	$2,104

Liquidity And Capital Resources

Our balance sheet as of January 31, 2010, reflects assets of $21.  As we had cash in the amount of $21 and a working capital deficit in the amount of $25,462 as of January 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital
	At January 31, 2010	At July 31, 2009

Current assets	$21	$4,611
Current liabilities	25,483	18,660
Working capital	$(25,462)	$(14,049)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

	Six-Months Ended
	January 31,
	2010	2009

Net Cash Provided by (Used in) Operating Activities	$(11,473)	$(10,679)
Net Cash Provided by (Used in) Investing Activities	0	0
Net Cash Provided by Financing Activities	6,883	3,000
Net Increase (Decrease) in Cash	$(4,590)	$(7,679)

Operating Activities

Net cash flow used in operating activities during the six-months ended January 31, 2010 was $11,473 – an increase of $794 from the $10,679 net cash outflow during the six-months ended January 31, 2009.

Investing Activities

Cash used in investing activities during the six-months ended January 31, 2010 and January 31, 2009 were nil.

Financing Activities

Financing activities during the six-months ended January 31, 2010, provided $6,883 to us, an increase of $3,883 from the $3,000 provided by financing activities during the six-months ended January 31, 2009.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to the financial statements section of this quarterly report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of Mr. Johannes Petersen, who currently serves as both Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended January 31, 2010.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010 (2)
3.3	Bylaws (1)
31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER AMERICA, INC.

Date: March 16, 2010	By:	/s/ Johannes Petersen
Johannes Petersen Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors