Form 10-Q
period 2010-04-30
SILVER AMERICA, INC.
filed 2010-06-21
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐	TRANISITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 333-147056

SILVER AMERICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction	(IRS Employer Identification
Of Incorporation or Organization)	Number)

10775 Double R Boulevard
Reno, Nevada	89521
(Address of Principal Executive Offices)	(Zip Code)

(775) 682 - 4313
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐                                 No ☒

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes ☐                                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 14, 2010, there were 85,933,333 shares of the registrant’s common stock issued and outstanding.

SILVER AMERICA, INC.

FORM 10-Q INDEX

Silver America, Inc. (F/K/A The Golf Alliance Corporation)
 (An Exploration Stage Company)
INDEX TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

Silver America, Inc. (F/K/A The Golf Alliance Corporation)
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	April 30, 2010	July 31, 2009
	(Unaudited)
Current Assets
Cash	$41,002	$4,611
Prepaid Expense	4,258	-
Total Current Assets	45,260	4,611

Property and Equipment, net	26,403	-

Total Assets	$71,663	$4,611

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$69,227	$1,260
Loans payable - related party	-	17,400
Total Liabilities	69,227	18,660

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 85,933,333 and
290,000,000 issued and outstanding, respectively	859	2,900
Additional paid-in capital	988,127	90,006
Deficit accumulated during the exploration stage	(986,550)	(106,955)
Total Stockholders' Equity/(Deficiency)	2,436	(14,049)

Total Liabilities and Stockholders' Equity/(Deficiency)	$71,663	$4,611

See accompanying notes to unaudited condensed financial statements

Silver America, Inc. (F/K/A The Golf Alliance Corporation)
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

									For the Period
	For the Three Months Ended				For the Nine Months Ended				From July 2, 2007 (Inception) to
	April 30, 2010		April 30, 2009		April 30, 2010		April 30, 2009		April 30, 2010
Operating Expenses	$		$		$		$		$
Professional fees		41,058		2,549		49,928		12,410	121,389
Exploration costs		813,000		-		813,000		-	813,000
General and administrative		10,617		3,019		16,040		12,868	51,218
Total Operating Expenses		864,675		5,568		878,968		25,278	985,607

Loss from Operations		(864,675)		(5,568)		(878,968)		(25,278)	(985,607)

Other Expenses
Interest Expense		-		-		(627)		-	(943)

LOSS FROM OPERATIONS BEFORE INCOME TAXES		(864,675)		(5,568)		(879,595)		(25,278)	(986,550)

Provision for Income Taxes		-		-		-		-	-

NET LOSS		$(864,675)		$(5,568)		$(879,595)		$(25,278)	$(986,550)

Net Loss Per Share - Basic and Diluted		$(0.01)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of shares outstanding during the period – Basic and Diluted
		161,026,966		290,000,000		247,799,265		290,000,000

See accompanying notes to unaudited condensed financial statements

Silver America, Inc. (F/K/A The Golf Alliance Corporation)
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to April 30, 2010
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during	Total
					paid-in	exploration	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the period ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	600,000	6	605,994	-	606,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-

Cash contributed by shareholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the nine months ended April 30, 2010	-	-	-	-	-	(879,595)	(879,595)

Balance, April 30, 2010	-	$-	85,933,333	$859	$988,127	$(986,550)	$2,436

See accompanying notes to unaudited condensed financial statements.

Silver America, Inc. (F/K/A The Golf Alliance Corporation)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
	For the Nine Months Ended	For the Nine Months Ended	July 2, 2007 (Inception) to
	April 30, 2010	April 30, 2009	April 30, 2010

Cash Flows From Operating Activities:
Net Loss	$(879,595)	$(25,278)	$(986,550)
Adjustments to reconcile net loss to net cash provided by/(used in) operations
Depreciation expense	59	-	59
Stock issued for mining rights	606,000		606,000
In-kind contribution of services	4,320	4,320	16,920
In-kind contribution of interest	627	-	883
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	67,967	(185)	69,227
(Increase)/Decrease in prepaid expenses	(4,258)	5,151	(4,258)
Net Cash Provided By/(Used In) Operating Activities	(204,880)	(15,992)	(297,719)

Cash Flows From Investing Activities:
Purchase of fixed assets	(26,462)	-	(26,462)
Net Cash Used In Investing Activities	(26,462)	-	(26,462)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	(27,974)	-	(31,074)
Expenses paid by shareholder on Company's behalf	60,871	-	60,871
Proceeds from loan payable-related party	34,836	8,400	55,336
Proceeds from issuance of common stock	200,000	-	280,050
Net Cash Provided by Financing Activities	267,733	8,400	365,183

Net Increase / (Decrease) in Cash	36,391	(7,592)	41,002

Cash at Beginning of Period	4,611	7,690	-

Cash at End of Period	$41,002	$98	$41,002

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$60
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the quarter ended April 30,2010, the Company received $24,262 as a contributed capital from a principal stockholder. The funds were used to repay the former majority stockholder loans.

See accompanying notes to unaudited condensed financial statements.

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
UNAUDITED

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

Silver America, Inc. (the ‘Company’) was incorporated under the laws of the State of Nevada on July 2, 2007 under the name The Golf Alliance Corporation. The Golf Alliance Corporation pursued its original business plan to provide opportunities for golfers to play on private golf courses normally closed to them due to the membership requirements of the private clubs. During the three months ended April 30, 2010, the Company decided to redirect its business focus toward precious metal mineral acquisition and exploration.

Activities during the exploration stage include developing the business plan and raising capital.

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Exploration Stage Enterprises”).

On May 5, 2010, the Company amended its articles of incorporation to (1) to change its name to Silver America, Inc. and (2) increased its authorized common stock from 100,000,000 to 500,000,000.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2010 and July 31, 2009, the Company had no cash equivalents.

(D) Exploration and Development

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property. Mine development costs incurred either to develop new gold, silver, lead and copper deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

During the three months ended April 30, 2010, the Company recorded exploration costs of $813,000.

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
UNAUDITED

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the nine months ended April 30, 2010 and 2009, respectively.

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. During the nine months ended April 30, 2010 and year ended July 31, 2010, the Company incurred $24,463 and $0, respectively, in website development costs.

There were no impairment losses recorded during the nine months ended April 30, 2010 and 2009, respectively.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”   As of April 30, 2010 and 2009 there were no common share equivalents outstanding.

(H) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. The Company has not yet entered into any contractual obligation to deliver ore product or finished metals.

(I) Income Taxes

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

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
UNAUDITED

NOTE 2     PROPERTY AND EQUIPMENT

At April 30, 2010, and July 31, 2009, respectively, property and equipment is as follows:

	April 30, 2010	July 31, 2009
	(Unaudited)

Website Development	$24,463	$-
Office Equipment	1,999	-
Less accumulated depreciation	(59)	-

Total Property and Equipment	$26,403	$-

Depreciation/amortization expense for the nine months ended April 30, 2010 and 2009 was $59 and $0 respectively.

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
UNAUDITED

NOTE 3     STOCKHOLDER LOANS

During the quarter ended April 30, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 4(F) and 5).

During the quarter ended April 30, 2010, the principal stockholder loaned the Company $27,953 to pay Company expenses and was repaid the entire $27,953 during the quarter. There are no further amounts owed to the principal stockholder as of April 30, 2010 (See Note 5).

On January 10, 2010, the Company received $850 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On January 8, 2010, the Company received $33 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On November 11, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On October 6, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On July 24, 2009, the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On June 1, 2009, the Company received $4,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On April 27, 2009, the Company received $4,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On February 7, 2009, the Company received $1,300 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On January 6, 2009, the Company received $2,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

On November 18, 2008, the Company received $1,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 5).

During the three months ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of  July 31, 2008 (See Note 5).

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
UNAUDITED

NOTE 4     STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/share).

On July 24, 2007, the Company issued 250,000,000 shares of common stock for $50 ($0.0000002/sh).

On April 30, 2010, the Company issued 333,333 shares of common stock for $200,000 ($0.60/sh).

(B) In-Kind Contribution

For the nine months ended April 30, 2010 the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 5).

For the nine months ended April 30, 2010 the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 5).

For the year ended July 31, 2009 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 5).

For the year ended July 31, 2009 the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 5).

For the year ending July 31, 2008 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 5).

For the year ending July 31, 2007 the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 5).

(C) Amendments to Articles of Incorporation

On July 6, 2007 the Company amended its Articles of Incorporation to decrease the par value to $0.00001 per share from $0.001 par value.

On March 5, 2010 the Company amended its Articles of Incorporation to increase its authorized common stock from 100,000,000 to 500,000,000 and changed its name from Golf Alliance Corporation to Silver America Inc.

(D) Return of Common Stock

Immediately prior to the forward split, the Company’s sole member of the board of directors, returned 205,000,000 shares of common stock out of the total of 250,000,000 held by him as an in-kind contribution.

(E) Stock Issued for Services

On April 26, 2010, the Company issued 100,000 shares of common stock having a fair value of $101,000 ($1.01/share) in exchange for mining rights (See Note 6).

On April 28, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 6).

(F) Cash contributed on Company’s behalf

During the quarter ended April 30, 2010, the principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital (See Note 3 and 5).

(G) Expenses paid on Company’s behalf

During the quarter ended April 30, 2010, the principal stockholder paid $60,871 of expenses on Company’s behalf, which was recorded as an in kind contribution of capital (See Note 5).

(H) Stock Split

On March 5, 2010, the Company implemented a 50 for 1 forward stock split. Upon effectiveness of the stock split, each shareholder received 50 shares of common stock for every share of common stock owned as of March 5, 2010. All share and per share references have been retroactively adjusted to reflect this 50 to 1 forward stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
UNAUDITED

NOTE 5     RELATED PARTY TRANSACTIONS

During the quarter ended April 30, 2010, the Company received principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital from a principal stockholder.  The funds were used to repay the majority stockholder loans.  The loan balance as of April 30, 2010 is $0 (See Note 3 and 4(F)).

During the quarter ended April 30, 2010, the principal stockholder loaned the Company $27,953 to pay Company expenses and was repaid the entire $27,953 during the quarter. There are no further amounts owed to the principal stockholder as of April 30, 2010.

On January 10, 2010, the Company received $850 froma  principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On January 8, 2010, the Company received $33 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On November 11, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On October 6, 2009, the Company received $3,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On July 24, 2009, the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On June 1, 2009, the Company received $4,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On April 27, 2009, the Company received $4,100 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On February 7, 2009, the Company received $1,300 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On January 6, 2009, the Company received $2,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

On November 18, 2008, the Company received $1,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing is unsecured and is due on demand (See Note 3).

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  At October 31, 2007, the Company had recorded $60 of related accrued interest payable.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008 (See Note 3).

For the year ended July 31, 2009 the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 4(B)).

For the nine months ended April 30, 2010, the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 4(B)).

For the nine months ended April 30, 2010, the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 4(B)).

During the quarter ended April 30, 2010, the principal stockholder paid $60,871 of expenses on Company’s behalf, which was recorded as an in kind contribution of capital (See Note 4(F)).

As of July 31, 2009 the shareholder of the Company contributed $12,600 of services on behalf of the Company (See Note 4 (B)).

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
UNAUDITED

NOTE 6     AGREEMENTS AND COMMITMENTS

On April 28, 2010, Silver America, Inc. (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired an option to acquire a 72% interest in approximately 245 acres property located in Clark County, Nevada.  To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010.  The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installment from the date of the agreement through October 31, 2011.  The Company is also obligated to fund a minimum of $750,000 and up to the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through April 30, 2012.   As of April 30, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 (See Note 3(E)) and paid $172,000 in cash payment.  The Company is to pay an additional $100,000 on or before June 30, 2010.  In addition as part of the work commitment, the Company is to provide $350,000 on or before April 30, 2012.  Finally, the Company is to issue 500,000 shares on October 31, 2010, April 30, 2011 and 500,000 on October 31, 2011.

On March 5, 2010, Silver America, Inc. (the “Company”) and Yale Resources Ltd. (“Yale”) (collectively referred to below as the “Parties”), entered into a Binding Letter of Intent (“LOI”) whereby the Parties agreed to a transaction in which Yale will grant an option to Silver America to acquire a 90% undivided interest in an approximately 282.83 hectare property located in Zacatcas State, Mexico (the “Property”). The Company entered into a definitive agreement on April 26, 2010.  A brief description of the material terms and conditions of the option contemplated by the agreement is set forth below.

To exercise the option the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company is also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013 according the following schedule:

•	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit

•	Upon signing of a Definite Agreement the Company paid $10,000 and issued 100,000 shares of common stock having a fair value of $101,000

•	On or before June 30, 2010, the Company will pay $20,000 and issue 100,000 shares of common stock.

•	On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock.

•	On or before June 30, 2011, the Company will pay $50,000 and issue 100,000 shares of common stock and have minimum expenditures of $400,000

•	On or before December 30, 2011, the company will pay $50,000 and issue 100,000 shares of common stock.

•	On or before June 30, 2012, the Company will pay $75,000 and issue 100,000 shares of common stock

•	On or before December 30, 2012, the company will pay $100,000, issue 100,000 shares of common stock and have minimum expenditures of an additional $700,000

•	On or before June 30, 2013, the Company will pay $200,000 and issue 100,000 share of common stock

•	On or before December 30, 2013, the Company will pay $355,000, issue an 200,000 shares of common stock and have minimum expenditures of an additional $900,000

Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.  As of April 30, 2010, the Company issued 100,000 shares of common stock having a fair value of $101,000 (See Note 4(E)) and paid $20,000 in cash payment.

On April 30, 2010, the Company entered into a consulting agreement with an unrelated third party to provide investor relations services in exchange for $3,100 per month on a month to month basis.

SILVER AMERICA, INC.
(F/K/A THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
UNAUDITED

NOTE 7     GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company is in the exploration stage with minimal operations and has a net loss since inception of $986,550 and used cash in operations of $297,719 from inception. In addition, there is a working capital deficiency of $23,967 as of April 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production.  Management believes that actions presently being taken to obtain additional funding (see Note 8) and continue to explore its mining rights to provide the opportunity for the Company to continue as a going concern.

NOTE 8     SUBSEQUENT EVENTS

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place.

On May 10, 2010, the Company paid $7,500 to its President for May services.

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticker symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of the subscription price. Through the date of this filing, there have been no shares issued or advances to the Company from the non-related party.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties.  Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we,” “us,” and “our” mean Silver America, Inc., unless otherwise indicated.

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on July 2, 2007.  At the time of our incorporation, we were incorporated under the name “The Golf Alliance Corporation,” and our original business plan was to act as service-based firm that would provide opportunities for golfers to play on private courses normally closed to them because of membership requirements.  On February 12, 2010, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and John Fahlberg.  Further, on March 5, 2010, we effected a name change to “Silver America, Inc.” and at the same time effected a 50-for-1 forward stock split and increased our authorized capital from 100,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share, to 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001.  In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.

Our primary business focus is to acquire, explore and develop precious metals properties in North America. On April 26, 2010, we entered into a definitive option agreement (“Guadalupe Option Agreement”) with Yale Resources Ltd. (“Yale”) with respect to the Company’s acquisition of an exclusive option (the “Option”) to purchase an undivided 90% interest in those two certain mining concessions in Zacatecas State, Mexico, covering approximately 282.83 hectares (the “Property”).  The Guadalupe Option Agreement was entered into pursuant to a binding letter of intent between the parties (the “LOI”) dated March 5, 2010, as previously disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 10, 2010.

To exercise the option, we must pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property.  The cash payments contemplated under the agreement total $900,000.00 and are to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013.  We are also obligated to fund a total of $2,000,000.00 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013.  Upon the execution and exercise of the Option, Yale will transfer a 90% undivided interest in the property to the Company. Yale will act as the operator for the project, and should the earn-in be completed, Yale will retain a 10% participating interest in the Property as well as a 2% NSR, which can be bought out in its entirety for $2,000,000.

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in those certain 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (“Keeno Property”).  To exercise the Keeno Option, we must pay cash to Optionor, issue restricted shares of Company common stock to Optionor, and fund exploration and development expenditures on the Keeno Property. The cash payments contemplated under the agreement total $272,000 to be paid in installments on or before June 30, 2010 (a total of $172,000 has been paid as of the date of the filing of this Report). The number of Company shares to be issued to Optionor total 2,000,000 and are to be distributed in installments from the date of the definitive agreement through October 31, 2011. The Company needs to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012. Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Optionor will transfer an undivided 72% interest in the Keeno Property to us.

Further, pursuant to the Keeno Strike Option Agreement, if, prior to the Option Deadline, the work program provides evidence that there are at least 10,000,000 ounces of indicated silver resources and/or 500,000 ounces of indicated gold resources on the Keeno Property, such estimates to be evidenced by an independent third party report, we must issue the Optionor an additional 3,000,000 shares of our common stock.  Should the earn-in be completed, the Optionor will retain a 28% interest in the Keeno Property as well as a 4% NSR.  After our completion of the initial work commitment and exercise of the Keeno Option, the Optionor may elect to remain as a 28% carried joint venture partner or to offer the Company the right to purchase the Optionor’s remaining 28% interest at a fair market valuation, as determined by a valuation report prepared by an independent third party mining engineer or qualified geologist.  Further, we will have the right to purchase 2% of the 4% NSR retained by the Optionor for a purchase price of $20,000,000, or such pro rata portion thereof.

Results of Operations

Three-months ended April 30, 2010 compared to the three-months ended April 30, 2009

We had a net loss of $864,675 for the quarter ended April 30, 2010, which was $859,107 greater than the net loss of $5,568 for the quarter ended April 30, 2009.  This change in our results over the two periods is primarily the result of an increase in professional fees, exploration costs and general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the quarters ended April 30, 2010 and 2009:

	Three-Months Ended
	April 30,		Increase
	2010	2009	(Decrease)

Revenues	$0	$0	$0
Professional Fees	41,058	2,549	38,509
Exploration Costs	813,000	0	813,000
General and Administrative	10,617	3,019	7,598
Total Operating Expenses	864,675	5,568	859,107

(Loss) from Operations	(864,675)	(5,568)	(859,107)

Interest Expense	0	0	0

(Loss) from Operations Before Taxes	(864,675)	(5,568)	(859,107)

Net (Loss)	$(864,675)	$(5,568)	$(859,107)

Nine-months ended April 30, 2010 compared to the nine-months ended April 30, 2009

We had a net loss of $879,595 for the nine-months ended April 30, 2010, which was $854,317 greater than the net loss of $25,278 for the nine-months ended April 30, 2009.  This change in our results over the two periods is primarily the result of an increase in professional fees, exploration costs and general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the nine-months periods ended April 30, 2010 and 2009:

	Nine-Months Ended
	April 30,		Increase
	2010	2009	(Decrease)

Revenues	$0	$0	$0
Professional Fees	49,928	12,410	37,518
Exploration Costs	813,000	0	813,000
General and Administrative	16,040	12,868	3,172
Total Operating Expenses	878,968	25,278	853,690

(Loss) from Operations	(878,968)	(25,278)	(853,690)

Interest Expense	(627)	0	(627)

(Loss) from Operations Before Taxes	(879,595)	(25,278)	(854,317)

Net (Loss)	$(879,595)	$(25,278)	$(854,317)

Liquidity And Capital Resources

Our balance sheet as of April 30, 2010, reflects assets of $71,663. As we had cash in the amount of $41,002 and a working capital deficit in the amount of $23,967 as of April 30, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital
	At April 30, 2010	At July 31, 2009

Current assets	$45,260	$4,611
Current liabilities	69,227	18,660
Working capital	$(23,967)	$(14,049)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $986,550 and used cash in operations of $297,719 from inception. In addition, there is a working capital deficiency of $23,967 as of April 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Nine-months Ended
	April 30,
	2010	2009

Net Cash Provided by (Used in) Operating Activities	$(204,880)	$(15,992)
Net Cash Provided by (Used in) Investing Activities	(26,462)	0
Net Cash Provided by Financing Activities	267,733	8,400
Net Increase (Decrease) in Cash	$36,391	$(7,592)

Operating Activities

Net cash flow used in operating activities during the nine-months ended April 30, 2010 was $204,880 – an increase of $188,888 from the $15,992 net cash outflow during the nine-months ended April 30, 2009.  This increase in the cash used in operating activities was primarily due to the optioning of the Keeno Strike Project and the Guadalupe Property.

Investing Activities

Cash used in investing activities during the nine-months ended April 30, 2010 was $26,462 – an increase of $26,462 when compared to the figures as of April 30, 2009. This increase in the cash used in investing activities was primarily due to the development of our corporate website and purchase of computer equipment.

Financing Activities

Financing activities during the nine-months ended April 30, 2010, provided $267,733 to us, an increase of $259,333 from the $8,400 provided by financing activities during the nine-months ended April 30, 2009. During the nine-months ended April 30, 2010, the company received $200,000 in proceeds from the issuance of common stock, $6,862 from net loans payable to a related party and $60,871 from expenses paid by a shareholder on behalf of the company.

The Company’s financial commitments under the Guadalupe Option Agreement total $900,000 in cash payments to Yale (of which $20,000 have already been paid) and the funding of a total of $2,000,000 worth of exploration and development on the Property before December 30, 2013. The Company’s financial commitments under the Keeno Strike Option Agreement total $272,000 in cash payments to the Optionor on or before June 30, 2010 (of which $172,000 have already been paid), and the funding of a minimum of $750,000 worth of exploration and development on the Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. While we have arranged for advances of up to $7,500,000 from ZUG, there can be no assurances that we will receive these funds from ZUG.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of April 30, 2010, none of our properties has proven reserves.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 1A.    Risk Factors

Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed on our Current Report on Form 8-K filed with the SEC on May 6, 2010, we entered into a private placement Subscription Agreement (the “Subscription Agreement”) with a certain non-U.S. Investor on April 30, 2010.  Pursuant to the terms of the Subscription Agreement, we issued an aggregate of 333,333 shares of our common stock, par value $0.00001 per share, to the Investor in exchange for a purchase price of $200,000.  All of the securities issued to the Investor are being issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), including Section 4(2) and Regulation S of the Securities and Exchange Commission (“SEC”) and from various similar state exemptions.

As disclosed on our Current Report on Form 8-K filed with the SEC on April 29, 2010, on April 28, 2010 we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to the Company’s acquisition of an exclusive option to purchase an undivided 72% interest in those certain 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada.  Pursuant to the terms of the Keeno Strike Option Agreement, we issued an aggregate of 500,000 shares of our common stock to the four individuals comprising the Optionor.  All of the securities issued to the Optionor are being issued in reliance upon certain exemptions from the registration requirements of the Act, including Section 4(2) and from various similar state exemptions.

As disclosed on our Current Report on Form 8-K filed with the SEC on April 28, 2010, on April 26, 2010 we entered into a definitive option agreement (“Guadalupe Option Agreement”) with Yale Resources Ltd. (“Yale”) with respect to the Company’s acquisition of an exclusive option to purchase an undivided 90% interest in those two certain mining concessions in Zacatecas State, Mexico, covering approximately 282.83 hectares.  Pursuant to the terms of the Guadalupe Option Agreement, we issued 100,000 shares of our common stock to Yale.  All of the securities issued to Yale are being issued in reliance upon certain exemptions from the registration requirements of the Act, including Sections 4(2) and Regulation S, and from various similar state exemptions.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       (Removed and Reserved).

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Bylaws(1)
10.1	Stock Purchase Agreement by and between John Fahlberg and Johannes Petersen, dated February 12, 2010(3)
10.2	Letter of Intent by and between the Company and Yale Resources, Ltd., dated March 5, 2010(2)
10.3	Guadalupe Option Agreement between the Company and Yale Resources, dated April 26, 2010. *
10.4	Keeno Strike Option Agreement between the Company and Certain Individuals, dated April 28, 2010. *
10.5	Private Placement Subscription Agreement, dated April 30, 2010(4)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on February 18, 2010.
(4)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER AMERICA, INC.

Date: June 21, 2010	By:	/s/ Johannes Petersen
Johannes Petersen Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors