Form 10-K
period 2010-07-31
GOLD AMERICAN MINING CORP.
filed 2010-11-12
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-147056

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

10775 Double R Boulevard Reno, NV	89521
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (775) 996-8200

Securities registered pursuant to Section 12(b) of the Act:

None.
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2010, was $4,253,333.30.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of November 9, 2010, was 87,789,393.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Description Of Business

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Gold American Mining Corp., a Nevada corporation.

Forward-Looking Statements and Associated Risks.  This Annual Report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (1) discussions about mineral resources and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected.  We do not undertake any obligation to update any forward-looking statements.

The Company

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on July 2, 2007.  At the time of our incorporation, we were incorporated under the name “The Golf Alliance Corporation,” and our original business plan was to act as a service-based firm that would provide opportunities for golfers to play on private courses normally closed to them because of membership requirements.  On February 12, 2010, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and John Fahlberg.  Further, on March 5, 2010, we effected a name change to “Silver America, Inc.” and at the same time effected a 50-for-1 forward stock split and increased our authorized capital from 100,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share, to 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001.    In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.  On June 23, 2010, we effected a name change from Silver America, Inc., to “Gold American Mining Corp.” in order to better reflect the nature of our operations as a precious metal mining and exploration company, with a more specific emphasis on gold exploration.

Our primary business focus is to option, acquire, explore and develop precious metals properties in North America.  On April 26, 2010, we entered into a definitive option agreement (“Guadalupe Option Agreement”) with Yale Resources Ltd. (“Yale”) with respect to our acquisition of an exclusive option (the “Option”) to purchase an undivided 90% interest in those two certain mining concessions in Zacatecas State, Mexico, covering approximately 282.83 hectares (the “Guadalupe Property”).  The Guadalupe Option Agreement was entered into pursuant to a binding letter of intent between the parties (the “LOI”) dated March 5, 2010.

To exercise the option, we must pay cash to Yale, issue restricted shares of Company common stock to Yale, and fund exploration and development expenditures on the Guadalupe Property.  The cash payments contemplated under the agreement total $900,000.00 and are to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013.  We are also obligated to fund a total of $2,000,000.00 worth of exploration and development on the Guadalupe Property by December 30, 2013.  Upon the execution and exercise of the Option, Yale will transfer a 90% undivided interest in the Guadalupe Property to the Company.  Yale will act as the operator for the project, and should the earn-in be completed, Yale will retain a 10% participating interest in the Guadalupe Property as well as a 2% NSR, which can be bought out in its entirety for $2,000,000.

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in those certain 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (“Keeno Property”).  To exercise the Keeno Option, we must pay cash to the Optionor, issue restricted shares of Company common stock to Optionor, and fund exploration and development expenditures on the Keeno Property.  The cash payments contemplated under the agreement total $272,000 to be paid in installments on or before June 30, 2010, such payments having been completed as of the date of the filing of this Annual Report on Form 10-K. The number of Company shares to be issued to Optionor total 2,000,000 and are to be distributed in installments from the date of the definitive agreement through October 31, 2011.  The Company needs to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.  Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Optionor will transfer an undivided 72% interest in the Keeno Property to us.

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

On May 7, 2010, we entered into an Equity Issuance Agreement (the “Agreement”) with ZUG Financing Group S.A., a corporation organized under the laws of Nevis (“ZUG”), whereby we have the right to require ZUG to purchase up to $7,500,000 of our securities until December 31, 2011, unless extended by either ourselves or ZUG for an additional twelve (12) months.

Under the terms of the Agreement, we may, from time to time, request an advance from ZUG up to $1,000,000, in integral multiples of $100,000 (each, an “Advance”) per request, for operating expenses, acquisitions, working capital and general corporate activities.  Following receipt of any Advance, we are obligated to sell and issue ZUG units, each unit consisting of one share of the Company’s common stock and one-half of a warrant (such that ZUG must purchase two units in order to obtain one whole warrant), with each whole warrant entitling ZUG to purchase one additional share of common stock (the “Units”), at the Unit Price.  The “Unit Price” means a price equal to 90% of the volume weighted average of the closing price of our common stock for the ten (10) business days preceding the date of any notice requesting an Advance, as quoted on the OTCBB or such other quotation system as agreed upon by the Company and ZUG.  Each whole warrant issued as components to Units shall represent the right of ZUG to purchase one share of common stock at an exercise price equal to 150% of the Unit Price.  All warrants to be issued as components to the Units will have a two (2) year term from the date of issuance.  As of the date of the filing of this Annual Report on Form 10-K, we have received an aggregate of $1,000,000 in net proceeds based on Advances, and have issued, or are currently obligated to issue, an aggregate of 1,186,060 shares of Company common stock and warrants to purchase an additional aggregate of 593,030 shares of Company common stock.  Such proceeds are being used to satisfy our obligations under the Guadalupe Option Agreement and the Keeno Strike Option Agreement and to move forward the exploration and development of each property.

There are numerous levels of government regulation associated with the activities of exploration and mining companies.  Permits that we, or the current operators of the mining properties we have an interest in, are maintaining and amending include “Notice of Intent” to explore, “Plan of Operations” to explore, “Plan of Operations” to mine, “Reclamation Permits,” “Air Quality Permits,” “Water Quality Permits,” “Industrial Artificial Pond Permits,” and several other health and safety permits.  These permits are subject to amendment or renewal during our operations.  Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current or anticipated operations, we have no reason to believe that necessary permits will not be issued in due course.  The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time.  The cost will vary for each project when initiated and could be material.

Within the United States, the Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service.  Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”).  The Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking.  Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations.  These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner.  Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners.  Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government.  These lands can be acquired for exploration and mining through lease or purchase from the owners.  Tribal lands are those lands that are under control by sovereign Native American tribes.  Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

Competition and Mineral Prices

Given the continual increase in the value of gold and silver, the business of acquiring, developing and/or exploring gold and silver properties is more competitive than ever before.  Our competitors include companies with larger staffs, greater resources and equipment and, as such, those companies may be in a better position to compete for mineral properties.  In order to compete with such companies, we need to raise additional capital.  The competitive nature of the business and the risks we are therefore faced with are discussed further in the item entitled “Risk Factors,” below.

Capital Equipment and R&D Expenditures

We are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects.  As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding permanent employees, as well as the possible purchase or lease of equipment.

Mining Properties And Projects

Reference is made to the previous discussion of the Keeno Property and the Guadalupe Property, and the mining development projects thereon, as disclosed above.

Employees

As of November 9, 2010 we had no employees other than our sole director and officer.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks.  Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

Government Regulations

Property Interests and Mining Claims

Our exploration activities are conducted in the state of Nevada and in Mexico.  Mineral interests may be owned by (a) the country, (b) the state or province, or (c) private parties.  Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop such property.  Generally, these agreements take the form of long-term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production.  Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements.  Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land.  If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim.  The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation.  The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.  Since October 1994, however, the BLM has been prohibited by Acts of Congress from accepting any new mineral patent applications.

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim.  If the validity of a patented mining claim is challenged by the BLM or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon.  Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Government Regulation

Mining operations and exploration activities are subject to various national, state and local laws and regulations in the United States and Mexico, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Mexico and in any other jurisdiction in which we will operate.  We are not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

Our gold and silver projects are subject to various federal and state laws and regulations governing protection of the environment.  These laws are continually changing and, in general, are becoming more restrictive.  It is our policy to conduct business in a way that safeguards public health and the environment.  We believe that our operations are and will be conducted in material compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations where we operate currently, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs.  Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During fiscal 2010, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by us.  We did not incur material capital expenditures for environmental control facilities during fiscal 2010.

ITEM 1A.  RISK FACTORS

The risks described below are the ones we believe are most important for you to consider.  These risks are not the only ones that we face.  If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

Risks Associated with our Business

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred net losses of $1,351,087 and $31,521 for the fiscal years ended July 31, 2010 and 2009, respectively.  As a result, at July 31, 2010, we had an accumulated deficit of $1,458,042 and a total stockholders’ deficiency of $68,681. We have not yet generated any revenues. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mining properties.  We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Insufficient Cash Resources To Meet Our Business Objectives, All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2010, and 2009, respectively, with respect to their doubt about our ability to continue as a going concern.  As discussed in Note 7 to our financial statements for the year ended July 31, 2010, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

We May Not Be Able To Secure Additional Financing To Meet Our Future Capital Needs Due To Changes In General Economic Conditions.

We anticipate needing significant capital to conduct further exploration and development needed to bring our existing mining properties into production and/or to continue to seek out appropriate joint venture partners or buyers for certain mining properties.  We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs.  We may need new or additional financing in the future to conduct our operations or expand our business.  Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all.  From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes.  We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders.  If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends.  Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our Business And Operating Results Could Be Harmed If We Fail To Manage Our Growth Or Change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources.  To manage possible growth and change, we must continue to try to locate skilled geologists, mappers, drillers, engineers, technical personnel and adequate funds in a timely manner.

We May Not Have Access To The Supplies And Materials Needed For Exploration, Which Could Cause Delays Or Suspension Of Our Operations.

Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of planned exploration activities.  Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times in our exploration programs.  Furthermore, fuel prices are rising.  We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available.  If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower can be obtained.

An Unsuccessful Material Strategic Transaction Or Relationship Could Result In Operating Difficulties And Other Harmful Consequences To Our Business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.  From time to time, we may engage in discussions regarding potential acquisitions or joint ventures.  Currently, we have entered into certain mining exploration and development agreements for mining properties in Nevada and Mexico, including the Keeno Strike Option Agreement and the Guadalupe Option Agreement as disclosed under Item 1.01 of this Form 8-K.  Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business and our results of operations.

Attraction And Retention Of Qualified Personnel Is Necessary To Implement And Conduct Our Mineral Exploration Programs.

Our future success will depend largely upon the continued services of our Board members, executive officers and other key personnel.  Our success will also depend on our ability to continue to attract and retain qualified personnel with mining experience.   Key personnel represent a significant asset for us, and the competition for qualified personnel is intense in the mineral exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our exploration programs.  We do not have key-person life insurance coverage on any of our personnel.  The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to complete our exploration programs.

Risks Associated with our Industry

Environmental Controls Could Curtail Or Delay Exploration And Development Of Our Mines And Impose Significant Costs On Us.

We are required to comply with numerous environmental laws and regulations imposed by federal and state authorities.  At the federal level, legislation such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation Liability Act and the National Environmental Policy Act impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of mining and mineral processing, including gold and silver mining and processing.  In addition, insurance companies are now requiring additional cash collateral from mining companies in order for the insurance companies to issue a surety bond.  This addition of cash collateral for a bond could have a significant impact on our ability to bring properties into production.

Many states have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations.  Under these regulations, mining companies are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of mining operations.  Additionally, Nevada and other states require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater.  Although we believe that the mining properties we currently have an interest in are in compliance with applicable federal and state environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.  Any of these results could force us to curtail or cease our business operations.

Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us.

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands.  For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007, and was passed by the U.S. House of Representatives on November 1, 2007, and was submitted to the U.S. Senate where no further action was taken.  More recently, on January 27, 2009, the Hardrock Mining and Reclamation Act of 2009 (H.R. 699) was introduced.  If enacted, this act will have several negative impacts on us including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that are subject to an existing permit; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern and related areas.  Subcommittee hearings for the bill were held on February 26, 2009. To date the bill hasn’t come to a vote.

The extent of any such changes to the General Mining Law of 1872 that may be enacted is not presently known, and the potential impact on us as a result of future congressional action is difficult to predict.  If enacted, proposed legislation could adversely affect the economics of developing and operating our mining properties, which may consist of unpatented mining claims on federal lands.  Our financial performance could therefore be materially and adversely affected by passage of all or pertinent parts of the proposed legislation, which could force us to curtail or cease our business operations.

The Development And Operation Of Our Mining Projects Involve Numerous Uncertainties.

Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.  The economic feasibility of development projects is based on many factors such as:

•	estimation of reserves;
•	anticipated metallurgical recoveries;
•	future gold and silver prices; and
•	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements.  Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

•	unanticipated changes in grade and tonnage of material to be mined and processed;
•	unanticipated adverse geotechnical conditions;
•	incorrect data on which engineering assumptions are made;
•	costs of constructing and operating a mine in a specific environment;
•	availability and cost of processing and refining facilities;
•	availability of economic sources of power;
•	adequacy of water supply;
•	adequate access to the site;
•	unanticipated transportation costs;
•
government regulations, domestic and foreign (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

•	fluctuations in metal prices; and
•	accidents, labor actions and force majeure events.

Any of the above-referenced events may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities.  Any of these results could force us to curtail or cease our business operations.

Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  Few prospects that are explored end up being ultimately developed into producing mines.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs.  We cannot assure you that our mineral exploration efforts will be successful.  The risks associated with mineral exploration include:

•	the identification of potential economic mineralization based on superficial analysis;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization.  It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities.  Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

The Price Of Gold and Silver are Highly Volatile And A Decrease In The Price Of Gold or Silver Would Have A Material Adverse Effect On Our Business.

The profitability of mining operations is directly related to the market prices of metals.  The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop one or more of our mining properties at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases.  Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

Mining Risks And Insurance Could Have An Adverse Effect On Our Profitability.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents.  Although maintenance of insurance to ameliorate some of these risks is part of our proposed exploration program associated with those mining properties we have an interest in, such insurance may not be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties.  Either of these events could cause us to curtail or cease our business operations.

Due To The Uncertain Nature Of Exploration, There Is A Substantial Risk That We May Not Find Economically Exploitable Reserves Of Gold And/Or Silver.

The search for valuable minerals is an extremely risky business.  We do not know whether the claims and properties that we have optioned contain commercially exploitable reserves of gold and/or silver.  The likelihood of success must be considered in light of the costs, difficulties, complications, problems and delays encountered in connection with the exploration of mineral properties.  These potential problems include, but are not limited to, additional costs and unanticipated delays and expenses that may exceed current estimates.

We Face Significant Competition In The Mineral Exploration Industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of exploration properties and leases on prospects and properties and in connection with the recruitment and retention of qualified personnel.  Such competition may result in our being unable to acquire interests in economically viable gold and silver exploration properties or qualified personnel.

Our Applications For Exploration Permits May Be Delayed Or May Be Denied In The Future.

Exploration activities usually require the granting of permits from various governmental agencies.  For exploration drilling on unpatented mineral claims, a drilling plan must be filed with the Bureau of Land Management or the United States Forest Service, which may then take several months or more to grant the requested permit.  Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken.  Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence.  With all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits or the refusal to grant required permits may not be granted at all, all of which may cause delays and unanticipated costs in conducting planned exploration activities.  Any such delays or unexpected costs in the permitting process could result in serious adverse consequences to the price of our stock and to the value of your investment.

Risks Associated with our Common Stock

The Market Price Of Our Common Stock Is Highly Volatile, Which Could Hinder Our Ability To Raise Additional Capital.

The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to agreements, title to our properties or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by us, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the price of our securities, which could hinder our ability to raise additional capital to fully implement our business, operating and development plans.

Penny Stock Regulations Affect Our Stock Price, Which May Make It More Difficult For Investors To Sell Their Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Our securities are subject to the penny stock rules, and investors may find it more difficult to sell their securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently maintain our corporate offices at 10775 Double R Boulevard, Reno, NV 89521.  During the fiscal year ended July 31, 2010, we paid monthly rent of $225.00 for use of a virtual US corporate office, which we anticipate will be sufficient until we commence full operations.  Our interests in the Guadalupe Property and the Keeno Property are discussed above.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any material pending legal proceedings to which we are a party or of which our property is the subject.  We also know of no proceedings to which any of our directors, officers or affiliates, or any registered or beneficial holders of more than 5% of any class of our securities, or any associate of any such director, officer, affiliate or security holder are an adverse party or have a material interest adverse to us.

ITEM 4.  (Removed and Reserved).

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange.  Our common stock is quoted on OTC Bulletin Board, under the trading symbol “SILA.OB.”  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2010	$0.10	$0.10
April 30, 2010	$1.05	$1.05
July 31, 2010	$1.45	$0.40

Holders

As of November 9, 2010 there were nine (9) holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of November 9, 2010 we did not have any equity compensation plans.

Recent Sales Of Unregistered Securities

All sales of unregistered securities sold by the Company during the fiscal year ended July 31, 2010 have been reported on Current Reports on Form 8-K, as filed with the Commission.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on July 2, 2007.  At the time of our incorporation, we were incorporated under the name “The Golf Alliance Corporation,” and our original business plan was to act as a service-based firm that would provide opportunities for golfers to play on private courses normally closed to them because of membership requirements.  On February 12, 2010, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and John Fahlberg.  Further, on March 5, 2010, we effected a name change to “Silver America, Inc.” and at the same time effected a 50-for-1 forward stock split and increased our authorized capital from 100,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share, to 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001. In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.  On June 23, 2010, we effected a name change from Silver America, Inc., to “Gold American Mining Corp.” in order to better reflect the nature of our operations as a precious metal mining and exploration company, with a more specific emphasis on gold exploration.

Our primary business focus is to option, acquire, explore and develop precious metals properties in North America.  On April 26, 2010, we entered into a definitive option agreement (“Guadalupe Option Agreement”) with Yale Resources Ltd. (“Yale”) with respect to our acquisition of an exclusive option (the “Option”) to purchase an undivided 90% interest in those two certain mining concessions in Zacatecas State, Mexico, covering approximately 282.83 hectares (the “Guadalupe Property”).  The Guadalupe Option Agreement was entered into pursuant to a binding letter of intent between the parties (the “LOI”) dated March 5, 2010.

To exercise the option, we must pay cash to Yale, issue restricted shares of Company common stock to Yale, and fund exploration and development expenditures on the Guadalupe Property.  The cash payments contemplated under the agreement total $900,000.00 and are to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013.  We are also obligated to fund a total of $2,000,000.00 worth of exploration and development on the Guadalupe Property by December 30, 2013.  Upon the execution and exercise of the Option, Yale will transfer a 90% undivided interest in the Guadalupe Property to the Company.  Yale will act as the operator for the project, and should the earn-in be completed, Yale will retain a 10% participating interest in the Guadalupe Property as well as a 2% NSR, which can be bought out in its entirety for $2,000,000.

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in those certain 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (“Keeno Property”).  To exercise the Keeno Option, we must pay cash to the Optionor, issue restricted shares of Company common stock to Optionor, and fund exploration and development expenditures on the Keeno Property.  The cash payments contemplated under the agreement total $272,000 to be paid in installments on or before June 30, 2010, such payments having been completed as of the date of the filing of this Annual Report on Form 10-K. The number of Company shares to be issued to Optionor total 2,000,000 and are to be distributed in installments from the date of the definitive agreement through October 31, 2011.  The Company needs to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.  Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Optionor will transfer an undivided 72% interest in the Keeno Property to us.

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

Results of Operations

Year ended July 31, 2010 compared to the year ended July 31, 2009

We had a net loss of $1,351,087 for the year ended July 31, 2010, which was $1,319,566 greater than the net loss of $31,521 for the year ended July 31, 2009.  This change in our results over the two periods is primarily the result of an increase in professional fees, exploration costs and general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the years ended July 31, 2010 and 2009:

	Year Ended
	July 31,		Increase
	2010	2009	(Decrease)

Revenues	$0	$0	$0
Professional Fees	74,555	15,691	58,864
Exploration Costs	1,084,918	-	1,084,918
General and Administrative	190,795	15,574	175,221
Total Operating Expenses	1,350,268	31,265	1,319,003

(Loss) from Operations	(1,350,268)	(31,265)	(1,319,003)

Net Interest Income (Expense)	(819)	(256)	(563)

Loss from Operations Before Taxes	(1,351,087)	(31,521)	(1,319,566)

Net Loss	$(1,351,087)	$(31,521)	$(1,319,566)

Liquidity And Capital Resources

Our balance sheet as of July 31, 2010, reflects assets of $48,799. As we had cash in the amount of $8,202 and a working capital deficit in the amount of $92,928 as of July 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	Year Ended
	July 31,
	2010	2009

Current assets	$24,552	$4,611
Current liabilities	117,480	18,660
Working capital	$(92,928)	$(14,049)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $1,458,042 and used cash in operations of $633,160 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Year Ended
	July 31,
	2010	2009

Net Cash Used in Operating Activities	$(540,321)	(20,479)
Net Cash Used in Investing Activities	(26,462)	0
Net Cash Provided by Financing Activities	570,374	17,400
Net Increase (Decrease) in Cash	$3,591	$(3,079)

Operating Activities

Net cash flow used in operating activities during the year ended July 31, 2010 was $540,321 – an increase of $519,842 from the $20,479 net cash outflow during the year ended July 31, 2009. This increase in the cash used in operating activities was primarily due to the acquisition and operations on the Keeno Property and the Guadalupe Property.

Investing Activities

Cash used in investing activities during the year ended July 31, 2010 was $26,462 – an increase of $26,462 when compared to the figures as of July 31, 2009. This increase in the cash used in investing activities was primarily due to the development of our corporate website and purchase of computer equipment.

Financing Activities

Financing activities during the year ended July 31, 2010, provided $570,374 to us, an increase of $552,974 from the $17,400 provided by financing activities during the year ended July 31, 2009. During the year ended July 31, 2010, the company received $500,000 in proceeds from the issuance of common stock, $9,503 from net loans payable to related parties and $60,871 from expenses paid by a shareholder on behalf of the company.

The Company’s financial commitments under the Guadalupe Option Agreement total $900,000 in cash payments to Yale and the funding of a total of $2,000,000 worth of exploration and development on the Property before December 30, 2013. The Company’s financial commitments under the Keeno Strike Option Agreement total $272,000 in cash payments to the Optionor on or before June 30, 2010 (paid), and the funding of a minimum of $750,000 worth of exploration and development on the Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. While we have arranged for advances of up to $7,500,000 from ZUG, there can be no assurances that we will receive these funds from ZUG.  As of July 31, 2010, we had received an aggregate of $300,000 in net proceeds from ZUG under the Equity Issuance Agreement.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of July 31, 2010, none of our properties have proven reserves.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to the financial statements section of this annual report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in or disagreements with our independent public accountants during the last two fiscal years.
.
ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, Johannes Petersen, our CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of its assessment under that framework, management concluded that our internal control over financial reporting was effective as of July 31, 2010.

This Annual Report does not include an attestation report of our registered independent auditor regarding internal control over financial reporting.  Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall one or more and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at one, and we currently have one director.

Our current director and officers are as follows:

Name	Age	Position
Johannes Petersen	38	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Our Director will serve in that capacity until our next annual shareholder meeting or until his successor is elected and qualified.  Officers hold their positions at the will of our Board of Directors.  There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Johannes Petersen.  Mr. Petersen was appointed as a director and our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on February 12, 2010.  Mr. Petersen holds a BSc in Economics from Universidad del Pacifico (Peru) and an MBA degree from the London Business School (UK).  He brings experience gained from multiple managerial and directorship positions within diverse private and public companies.  From 2003, Mr. Petersen gained business development and business planning experience with an emphasis in the resources industry.  He has worked in business planning and development for natural resource projects and has also covered several functions within the financial services industry, ranging from fixed income to currency trading.

Mr. Petersen currently sits on the board of directors of Hainan Mining Corporation Ltd. (from 2005), a private UK company of which he was a founder, and American Power Corp (f/k/a Teen Glow Makeup Inc.), a U.S. public company currently quoted on the OTC Bulletin Board.

Mr. Petersen formerly worked for American Sierra Gold Corp. (f/k/a C.E. Entertainment, Inc.), a U.S. public company, currently quoted on the OTC Bulletin Board, Century Petroleum Corp. (f/k/a SOM Resources Inc.), a U.S. public company, currently quoted on the Pink Sheets, Dragon Gold Resources Inc. (n/k/a Edgeline Holdings, Inc.), a U.S. company previously listed on the OTC Bulletin Board, and formerly worked in Lima, Peru for the following: Peru Scan Trading SAC, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian securities regulation agency equivalent to the SEC).

Other Directorships

Other than as set forth above, none of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders.  If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders.  Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation.  If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.  The Company plans to form and implement an audit committee and hire a Chief Financial Officer who also may serve on the Board of Directors.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Code of Ethics

Due to our recent change in business strategy and objectives and our small size and limited resources, we have not yet adopted a code of ethics that applies to our principal executive officer and principal accounting officer, but intend to do so this year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our Board of Directors has not established a separate compensation committee.  Instead, the entire Board of Directors reviews and approves executive compensation policies and practices, reviews, salaries and bonuses for our officers, administers our benefit plans, and considers other matters as may, from time to time, be referred to it.  We do not currently have a Compensation Committee Charter.  Our Board continues to emphasize the important link between our performance, which ultimately benefits all shareholders, and the compensation of our executives.  Therefore, the primary goal of our executive compensation policy is to closely align the interests of the shareholders with the interests of the executive officers.  In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Johannes Petersen (President, CEO, CFO, Secretary and Director)	2010	0	0	0	0	0	0	$22,500	(1)	$22,500

	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a		n/a

John Fahlberg (Former President, Chief Executive Officer, Treasurer, Secretary and Director)	2010	0	0	0	0	0	0	0		0
	2009	0	0	0	0	0	0	0		0

Martha C. Fahlberg (Former Director)	2010	0	0	0	0	0	0	0		0
	2009	0	0	0	0	0	0	0		0

(1)	Mr. Petersen earns $7,500 per month based on a consulting arrangement with the Company for providing services as an executive officer of the Company.

None of our named executive officers received any compensation from us during the fiscal years ended July 31, 2010, and July 31, 2009, but for a consulting arrangement with Mr. Petersen as described below under “Management Agreements.”

Option Grants

As of July 31, 2010 we had not granted any options or stock appreciation rights to our named executive officers or directors.

Management Agreements

We have entered into a consulting arrangement with Johannes Petersen, our sole executive officer, pursuant to which, we pay Mr. Petersen $7,500 per month for providing consulting services in his capacity as Chief Executive Officer and Chief Financial Officer, however, such consulting arrangement is not pursuant to any written agreement.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2010.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions.  The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of November 9, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of November 9, 2010, there were 87,789,393 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Johannes Petersen c/o Gold American Mining Corp. 10775 Double R Boulevard Reno, NV 89521	45,000,000	51.26%
All Officers and Directors as a Group		45,000,000	51.26%

Changes in Control

As of July 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

Securities authorized for issuance under equity compensation plans.

As of July 31, 2010, we did not have any equity compensation plans in effect.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There have been no transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our securities are quoted on the OTC Bulletin Board, which does not have any director independence requirements.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2010, and the review of our quarterly reports for such years amounted to $13,139.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2009, and the review of our quarterly reports for such year, amounted to $8,500.

Audit Related Fees. For the years ended July 31, 2010, and July 31, 2009, there were no fees billed for other audit related fees.

Tax Fees. For the years ended July 31, 2010, and July 31, 2009, we paid $0 and $0, respectively, for tax fees.

All Other Fees.  For the years ended July 31, 2010, and July 31, 2009, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended July 31, 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATMENT SCHEDULES

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(6)
3.4	Bylaws(1)
10.1	Stock Purchase Agreement by and between John Fahlberg and Johannes Petersen, dated February 12, 2010(3)
10.2	Letter of Intent by and between the Company and Yale Resources, Ltd., dated March 5, 2010(2)
10.3	Guadalupe Option Agreement between the Company and Yale Resources, dated April 26, 2010. (4)
10.4	Keeno Strike Option Agreement between the Company and Certain Individuals, dated April 28, 2010. (4)
10.5	Private Placement Subscription Agreement, dated April 30, 2010(5)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on February 18, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on June 21, 2010.
(5)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD AMERICAN MINING CORP.

Date: November 11, 2010	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2010	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Johannes Petersen
Johannes Petersen	Sole Director	November 11, 2010

GOLD AMERICAN MINING CORP.
(FORMERLY SILVER AMERICA, INC.; FORMERLY THE GOLF ALLIANCE CORP.)
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2010, AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Gold American Mining Corp (f/k/a Silver America, Inc. and The Golf Alliance Corporation)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gold American Mining Corp. (f/k/a Silver America, Inc. and The Golf Alliance Corporation) (An Exploration Stage Company) as of July 31, 2010 and 2009 and the related statements of operations and changes in stockholders’ equity/(deficiency) and cash flows for the years ended July 31, 2010 and 2009 and for the period from July 2, 2007 (Inception) to July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Gold American Mining Corp. (f/k/a Silver America, Inc. and The Golf Alliance Corporation) (an Exploration Stage Company) as of July 31, 2010 and 2009 and the results of its of operations and its cash flows for the years ended July 31, 2010 and 2009 and for the period from July 2, 2007 (Inception) to July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company is in the exploration stage with minimal operations, has a net loss from inception of $1,458,042 and used cash in operations of $633,160 since inception. In addition, there is a working capital deficiency of $92,928 and a stockholders’ deficiency of $68,681 as of July 31, 2010. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning this matter are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEBB & COMPANY, P.A

WEBB & COMPANY, P.A
Certified Public Accountants.

Boynton Beach, Florida
October 26, 2010

Gold American Mining Corp. (F/K/A Silver America, Inc. and The Golf Alliance Corporation)
(An Exploration Stage Company)
Balance Sheets

	July 31, 2010	July 31, 2009
ASSETS
Current Assets
Cash	$8,202	4,611
Prepaid Expenses	16,350	-
Total Current Assets	24,552	4,611

Property and Equipment, net	24,247	-

Total Assets	$48,799	$4,611

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and accrued expenses	$114,839	$1,260
Loans payable - related party	2,641	17,400
Total Liabilities	117,480	18,660

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 86,343,560 and 290,000,000 issued and outstanding, respectively	863	2,900
Additional paid-in capital	1,388,498	90,006
Deficit accumulated during the exploration stage	(1,458,042)	(106,955)
Total Stockholders' Deficiency	(68,681)	(14,049)

Total Liabilities and Stockholders' Deficiency	$48,799	$4,611

Gold American Mining, Inc. (F/K/A Silver America, Inc. and The Golf Alliance Corporation)
(An Exploration Stage Company)
Statements of Operations

	For the Years Ended		For the Period From July 2, 2007 (Inception) to
	July 31, 2010	July 31, 2009	July 31, 2010
Operating Expenses
Professional fees	$74,555	$15,691	$146,016
Exploration costs	1,084,918	-	1,084,918
General and administrative	190,795	15,574	225,973
Total Operating Expenses	1,350,268	31,265	1,456,907

Loss from Operations	(1,350,268)	(31,265)	(1,456,907)

Other Income/(Expenses)
Interest Income	2	-	2
Interest Expense	(821)	(256)	(1,137)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,351,087)	(31,521)	(1,458,042)

Provision for Income Taxes	-	-	-

NET LOSS	$(1,351,087)	$(31,521)	$(1,458,042)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	206,951,148	290,000,000

Gold American Mining Corp. (F/K/A Silver America, Inc. and The Golf Alliance Corporation)
(An Exploration Stage Company)
Statement of Changes in Stockholders' Deficiency
For the period from July 2, 2007 (Inception) to July 31, 2010

	Preferred Stock		Common stock		Additional paid-in	Deficit accumulated during exploration	Total Stockholder's Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50
In kind contribution of services	-	-	-	-	1,080	-	1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)
Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	5,760
Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	5,760
In kind contribution of interest	-	-	-	-	256	-	256
Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)
Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000
Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000
Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-
Shares issued for services	-	-	37,500	0	48,375	-	48,375
Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000
Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262
Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871
In kind contribution of services	-	-	-	-	4,320	-	4,320
In kind contribution of interest	-	-	-	-	627	-	627
Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	$-	86,343,560	$863	$1,388,498	$(1,458,042)	$(68,681)

Gold American Mining Corp. (F/K/A Silver America, Inc. and The Golf Alliance Corporation
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2009	For the Period from July 2, 2007 (Inception) to July 31, 2010

Cash Flows From Operating Activities:
Net Loss	$(1,351,087)	$(31,521)	$(1,458,042)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	2,215	-	2,215
Stock issued for mining rights	658,000	-	658,000
Stock issued for services	48,375	-	-
In-kind contribution of services	4,320	5,760	16,920
In-kind contribution of interest	627	256	883
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	113,579	(125)	114,839
(Increase)/Decrease in prepaid expenses	(16,350)	5,151	(16,350)
Net Cash Used In Operating Activities	(540,321)	(20,479)	(633,160)

Cash Flows From Investing Activities:
Purchase of fixed assets	(26,462)	-	(26,462)
Net Cash Used In Investing Activities	(26,462)	-	(26,462)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	(39,295)	-	(42,395)
Expenses paid by shareholder on Company's behalf	60,871	-	60,871
Proceeds from loan payable-related party	48,798	17,400	69,298
Proceeds from issuance of common stock	500,000	-	580,050
Net Cash Provided by Financing Activities	570,374	17,400	667,824

Net Increase / (Decrease) in Cash	3,591	(3,079)	8,202

Cash at Beginning of Period	4,611	7,690	-

Cash at End of Period	$8,202	$4,611	$8,202

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$60
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the year ended July 31, 2010, the Company's principal stockholder forgave loans of $24,262.  The forgiveness was treated as contributed capital from the principal stockholder.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Gold American Mining, Inc. (f/k/a Silver America, Inc. and The Golf Alliance Corporation) (an exploration stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 2, 2007.  Gold American Mining, Inc. is a precious metal mineral acquisition, exploration and development company.

Gold American Mining Corp. (the ‘Company’) was incorporated under the laws of the State of Nevada on July 2, 2007 under the name Golf Alliance Corporation. Golf Alliance Corporation pursued its original business plan to provide opportunities for golfers to play on private golf courses normally closed to them due to the membership requirements of the private clubs. During the year ended July 31, 2010, the Company decided to redirect its business focus toward precious metal mineral acquisition and exploration.

Activities during the exploration stage include developing the business plan and raising capital.

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 (formerly Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Exploration Stage Enterprises”).

On March 5, 2010, the Company amended its articles of incorporation to (1) to change its name to Silver America, Inc. and (2) increased its authorized common stock from 100,000,000 to 500,000,000.

On June 23, 2010, the Company amended its articles of incorporation to change its name to Gold American Mining Corp.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2010 and July 31, 2009, the Company had no cash equivalents.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

(D) Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB Accounting Standards Codification No. 930, Extractive Activities- Mining. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

During the year ended July 31, 2010, the Company recorded exploration costs of $1,084,918.

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

There were no impairment losses recorded during the years ended July 31, 2010 and 2009, respectively.

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. During the years ended July 31, 2010 and 2009, the Company incurred $24,463 and $0, respectively, in website development costs.

There were no impairment losses recorded during the years ended July 31, 2010 and 2009, respectively.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.”   As of July 31, 2010 and 2009 there were 138,864 and 0, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2010	2009

Expected income tax recovery (expense) at the statutory rate of 34%	$(459,370)	$(10,717)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	241,851	884
Mining Rights	104,080	-
Change in valuation allowance	113,439	9,833

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009

Deferred income tax asset:
Net operating loss carryforwards	$149,715	$36,276
Valuation allowance	(149,715)	(36,276)
Deferred income taxes	$-	$-

At July 31, 2010, the Company had net operating loss carryforwards of approximately $333,648 that may be offset against future taxable income. All other losses incurred by the Company in 2009 and previous years are limited due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. These net operating loss carryforwards will expire at approximately $16,682 annually through the year ending 2030.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2030.

The net change in the valuation allowance for the year ended July 31, 2010 and 2009 was an increase of $217,519 and $9,833, respectively.

The components of income tax expense related to continuing operations are as follows:

	2010	2009
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

(J) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and loans payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2           PROPERTY AND EQUIPMENT

At July 31, 2010, and July 31, 2009, respectively, property and equipment is as follows:

	July 31, 2010	July 31, 2009

Website Development	$24,463		$-
Office Equipment	1,999		-
Less accumulated depreciation	(2,215)		-

Total Property and Equipment	$24,247	$	$ -

Depreciation/amortization expense for the years ended July 31, 2010 and 2009 and the period from July 2, 2007 to July 31, 2010 was $2,215, $0 and $2,215, respectively.

NOTE 3           STOCKHOLDER LOANS

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There is $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand.  During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 4(G) and 5).

During the three months ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008 (See Note 5).

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

NOTE 4           STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock for a total of  $300,000 ($1.10/sh).  Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share

On April 30, 2010, the Company issued 333,333 shares of common stock for $200,000 ($0.60/sh).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/sh).

On July 24, 2007, the Company issued 250,000,000 shares of common stock for $50 ($0.0000002/sh).

(B) In-Kind Contribution

For the year ended July 31, 2010 the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 5).

For the year ended July 31, 2010 the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 5).

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

On June 23, 2010, the Company amended its Articles of Incorporation to change its name to Gold American Mining Corp.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

(D) Return of Common Stock

Immediately prior to the forward split, the Company’s sole member of the board of directors, returned 205,000,000 shares of common stock out of the total of 250,000,000 held by him as an in-kind contribution.

(E) Stock Issued for Mining Rights

On June 30, 2010, the Company issued 100,000 shares of common stock having a fair value of $52,000 ($0.52/share) in exchange for mining rights (See Note 6).

On April 26, 2010, the Company issued 100,000 shares of common stock having a fair value of $101,000 ($1.01/share) in exchange for mining rights (See Note 6).

On April 28, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 6).

(F) Stock Issued for Services

On May 7, 2010, the Company issued 37,500 shares of common stock having a fair value of $48,375 ($1.29/share) in exchange for consulting services (See Note 6).

(G) Cash contributed on Company’s behalf

During the year ended July 31, 2010, the principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital (See Note 3 and 5).

(H) Expenses paid on Company’s behalf

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 5).

(I) Stock Split

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

(J)   Warrants Issued for Cash

The following tables summarize all warrant grants for the year ended July 31, 2010 and 2009, and the related changes during these periods are presented below:

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2009	-	-
Granted	138,864	$1.65
Exercised	-	-
Forfeited	-
Balance at July 31, 2010	138,864	$1.65
Options Exercisable at July 31, 2010	138,864	$1.65
Weighted Average Fair Value of Options Granted During 2010		$1.65

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$1.65	138,864	1.84	$1.65	138,864	$1.65

NOTE 5           RELATED PARTY TRANSACTIONS

During the year ended July 31, 2010, the Company paid $22,500 to its President for consulting services.

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand.  During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 3 and 4(F)).

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There is $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

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

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

For the year ended July 31, 2010, the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 4(B)).

For the year ended July 31, 2010, the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 4(B)).

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on Company’s behalf, which was recorded as an in kind contribution of capital (See Note 4(H)).

As of July 31, 2009, the shareholder of the Company contributed $12,600 of services on behalf of the Company (See Note 4 (B)).

NOTE 6           AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/sh) and 138,864 warrants at $1.65 per unit (See Note 4(A) and 4(J)).

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees (See Note 4(F)).  This agreement will remain effective until terminated by either party.

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada.  To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010.  The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installment from the date of the agreement through October 31, 2011.  The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through April 30, 2012.   As of July 31, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 (See Note 3(E)) and paid $272,000 in cash payment.  In addition as part of the work commitment, the Company is to provide $350,000 on or before April 30, 2012.  Finally, the Company is to issue 500,000 shares on October 31, 2010, April 30, 2011 and 500,000 on October 31, 2011.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

On March 5, 2010, Gold American Mining Corp. (the “Company”) and Yale Resources Ltd. (“Yale”) (collectively referred to below as the “Parties”), entered into a Binding Letter of Intent (“LOI”) whereby the Parties agreed to a transaction in which Yale will grant the Company an option to acquire a 90% undivided interest in an approximately 282.83 hectare property located in Zacatcas State, Mexico (the “Property”). The Company entered into a definitive agreement on April 26, 2010.  A brief description of the material terms and conditions of the option contemplated by the agreement is set forth below.

To exercise the option the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company is also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013 according the following schedule:

•	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit

•	Upon signing of a Definite Agreement the Company paid $10,000 and issued 100,000 shares of common stock having a fair value of $101,000

•	For the year ended July 31, 2010 the Company paid $20,000 and issued 100,000 shares of common stock (See Note 4(E)).

•	On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock.

•	On or before June 30, 2011, the Company will pay $50,000 and issue 100,000 shares of common stock. and have minimum expenditures of $400,000

•	On or before December 30, 2011, the company will pay $50,000 and issue 100,000 shares of common stock.

•	On or before June 30, 2012, the Company will pay $75,000 and issue 100,000 shares of common stock

•	On or before December 30, 2012, the company will pay $100,000, issue 100,000 shares of common stock and have minimum expenditures of an additional $700,000

•	On or before June 30, 2013, the Company will pay $200,000 and issue 100,000 share of common stock

•	On or before December 30, 2013, the Company will pay $355,000, issue an 200,000 shares of common stock and have minimum expenditures of an additional $900,000

Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.  As of July 31, 2010, the Company issued 200,000 shares of common stock having a fair value of $153,000 (See Note 4(E)) and paid $20,000 in cash payments.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

NOTE 7           GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $1,458,042 and used cash in operations of $633,160 from inception and stockholders deficiency of $68,681 as of July 31, 2010.  In addition, there is a working capital deficiency of $92,928 as of July 31, 2010. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production.  Management believes that actions presently being taken to obtain additional funding (see Notes 6 and 8) and continue to explore its mining rights provide the opportunity for the Company to continue as a going concern

NOTE 8           SUBSEQUENT EVENTS

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $300,000 ($.80/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $400,000 ($.75/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share

On August 4, 2010, Gold American Mining Corp (the “Company”) and three individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired a 100% interest in an approximately 178 acres property located in Opodepe Municipality, Sonara Sate, Mexico.  To exercise the option the Company shall pay cash and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $765,000 and are distributed in installments from the date of the agreement through December 31, 2012, in the following installments:

•	Upon the execution of the agreement the Company paid $40,000 on August 23, 2010.

•	On or before December 23, 2010 the Company will pay $50,000.

•	On or before June 23, 2011 the Company will pay $50,000.

•	On or before December 23, 2011 the Company will pay $50,000.

•	On or before June 23, 2012, the Company will pay $175,000.

•	On or before December 23, 2012 the Company will pay $400,000.

In addition to the above payment schedule the Company will pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion.

Subsequent to July 31, 2010 the Company repaid the principal stockholder $2,641 owed as of July 31, 2010.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

The principal stockholder paid an additional $15,943 of expenses on behalf of the Company subsequent to July 31, 2010 and was repaid.

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months.