Form 10-Q
period 2010-10-31
GOLD AMERICAN MINING CORP.
filed 2010-12-20
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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
 Yes ☐                                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 20, 2010, there were 87,846,893 shares of the registrant’s common stock issued and outstanding.

GOLD AMERICAN MINING CORP.

FORM 10-Q INDEX

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Gold American Mining Corp. (F/K/A Silver America, Inc. and The Golf Alliance Corporation)
(An Exploration Stage Company)
Condensed Balance Sheets

	October 31, 2010	July 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$246,574	$8,202
Prepaid Expenses	155,908	16,350
Total Current Assets	402,482	24,552

Property and Equipment, net	24,086	24,247

Total Assets	$426,568	$48,799

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable and accrued expenses	$27,156	$114,839
Loans payable - related party	3,536	2,641
Total Liabilities	30,692	117,480

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 87,799,393 and 86,343,560 issued and outstanding, respectively	878	863
Additional paid-in capital	2,637,433	1,388,498
Deficit accumulated during the exploration stage	(2,242,435)	(1,458,042)
Total Stockholders' Equity/(Deficiency)	395,876	(68,681)

Total Liabilities and Stockholders' Equity/(Deficiency)	$426,568	$48,799

See accompanying notes to unaudited condensed financial statements

Gold American Mining Corp. (F/K/A Silver America, Inc. and The Golf Alliance Corporation)
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period From
	For the Three Months Ended		July 2, 2007 (Inception)
	October 31, 2010	October 31, 2009	to October 31, 2010
Operating Expenses
Professional fees	$30,329	$5,958	$176,345
Exploration Costs	623,952	-	1,708,870
General and administrative	129,656	3,015	355,629
Total Operating Expenses	783,937	8,973	2,240,844

Loss from Operations	(783,937)	(8,973)	(2,240,844)

Other Income/(Expenses)
Interest Income	14	-	16
Interest Expense	(470)	(263)	(1,607)
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(784,393)	(9,236)	(2,242,435)

Provision for Income Taxes	-	-	-

NET LOSS	$(784,393)	$(9,236)	$(2,242,435)
Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the Period – Basic and Diluted	86,918,679	290,000,000

See accompanying notes to unaudited condensed financial statements

Gold American Mining Corp. (F/K/A Silver America, Inc. and The Golf Alliance Corporation)
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders’ Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to October 31, 2010
(Unaudited)

						Deficit
					Additional	accumulated during	Total
	Preferred stock		Common stock		paid-in	exploration	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)
Balance July 2, 2007	-	$-	-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50
In kind contribution of services	-	-	-	-	1,080	-	1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)
Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	5,760
Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	5,760
In kind contribution of interest	-	-	-	-	256	-	256
Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)
Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000
Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000
Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-
Shares issued for services	-	-	37,500	0	48,375	-	48,375
Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000
Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262
Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871
In kind contribution of services	-	-	-	-	4,320	-	4,320
In kind contribution of interest	-	-	-	-	627	-	627
Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)
Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	(68,681)
Shares issued for services	-	-	47,500	-	43,950	-	43,950
Shares issued in exchange for mining rights	-	-	500,000	5	504,995	-	505,000
Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	300,000
Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	6	399,994	-	400,000

Net loss for the period ended October 31, 2010		-	-	-	-	(784,393)	(784,393)

Balance, October 31, 2010	-	$-	87,799,393	$878	$2,637,433	$(2,242,435)	$395,876

See accompanying notes to unaudited condensed financial statements

Gold American Mining Corp. (F/K/A Silver America, Inc. and The Golf Alliance Corporation)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended October 31, 2010	For the Three Months Ended October 31, 2009	For the Period from July 2, 2007 (Inception) to October 31, 2010
Cash Flows From Operating Activities:
Net Loss	$(784,393)	$(9,236)	$(2,242,435)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	2,260	-	4,475
Stock issued for mining rights	505,000	-	1,163,000
Stock issued for services	43,950	-	92,325
In-kind contribution of services	-	1,440	16,920
In-kind contribution of interest	-	263	883
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(87,683)	(60)	27,156
(Increase)/Decrease in prepaid expenses	(139,558)	-	(155,908)
Net Cash Used In Operating Activities	(460,424)	(7,593)	(1,093,584)

Cash Flows From Investing Activities:
Purchase of fixed assets	(2,099)	-	(28,561)
Net Cash Used In Investing Activities	(2,099)	-	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	(18,584)	-	(60,979)
Expenses paid by shareholder on Company's behalf	-	-	60,871
Proceeds from loan payable-related party	19,479	3,000	88,777
Proceeds from issuance of common stock	700,000	-	1,280,050
Net Cash Provided by Financing Activities	700,895	3,000	1,368,719

Net Increase / (Decrease) in Cash	238,372	(4,593)	246,574
Cash at Beginning of Period	8,202	4,611	-
Cash at End of Period	$46,574	$8	$246,574

Supplemental disclosure of cash flow information:
Cash paid for interest	470	-	530
Cash paid for taxes	-	60	60
Supplemental disclosure of non-cash investing and financing activities:
During the year ended July 31,2010, the Company's principal stockholder forgave loans of $24,262.  The forgiveness was treated as contributed capital from the principal stockholder.

See accompanying notes to unaudited condensed financial statements

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
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

Gold American Mining, Corp. (f/k/a Silver America, Inc. and The Golf Alliance Corporation) (an exploration stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 2, 2007.  Gold American Mining, Inc. is a precious metal mineral acquisition, exploration and development company.

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
AS OF OCTOBER 31, 2010
(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2010 and July 31, 2010, the Company had no cash equivalents.

 (D) Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB Accounting Standards Codification No. 930, Extractive Activities - Mining. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

During the three months ended October 31, 2010 and 2009, the Company recorded exploration costs of $623,952 and $0, respectively.

(E) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
(UNAUDITED)

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

There were no impairment losses recorded during the three months ended October 31, 2010 and 2009, respectively.

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset.

There were no impairment losses recorded during the three months ended October 31, 2010 and 2009, respectively.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per   Share.”   As of October 31, 2010 and 2009 there were 593,030 and 0, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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
AS OF OCTOBER 31, 2010
(UNAUDITED)

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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, and loans payable – related party approximate fair value based on the short-term maturity of these instruments.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
(UNAUDITED)

NOTE 2      PROPERTY AND EQUIPMENT

At October 31, 2010, and July 31, 2010, respectively, property and equipment is as follows:

	October 31, 2010 (Unaudited)	July 31, 2010

Website Development	$24,463	$24,463
Office Equipment	4,098	1,999
Less accumulated depreciation	(4,475)	(2,215)

Total Property and Equipment	$24,086	$24,247

Depreciation/amortization expense for the three months ended October 31, 2010 and 2009 and the period from July 2, 2007 (Inception) to October 31, 2010 was $2,260, $0 and $4,475, respectively.

NOTE 3      STOCKHOLDER LOANS

During the three months ended October 31, 2010, the principal stockholder loaned the Company $19,479 to pay Company expenses and was repaid 15,943 during the period. There is $3,536 owed to the principal stockholder as of October 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There is $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the three months ended October 31, 2010.

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand.  During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Notes 4(G) and 5).

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

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
(UNAUDITED)

 NOTE 4     STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (266,667 warrants) for a total of  $400,000 ($.75/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (187,499 warrants) for a total of $300,000 ($.80/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (136,364 warrants) for a total of $300,000 ($1.10/sh).  Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share.

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
AS OF OCTOBER 31, 2010
(UNAUDITED)

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

(E) Stock Issued for Mining Rights

On October 31, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 6).

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

(F) Stock Issued for Services

On August 23, 2010, the Company issued 10,000 shares of common stock having a fair value of 8,700 ($0.87) in exchange for consulting services (See Note 6).

On August 1, 2010, the Company issued 37,500 shares of common stock having a fair value of $35,250 ($0.94) in exchange for consulting services (See Note 6).

On May 7, 2010, the Company issued 37,500 shares of common stock having a fair value of $48,375 ($1.29/share) in exchange for consulting services (See Note 6).

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
(UNAUDITED)

(G) Cash contributed on Company’s behalf

During the year ended July 31, 2010, the principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital (See Notes 3 and 5).

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

(J)   Warrants Issued for Cash

The following tables summarize all warrant grants for the three months ended October 31, 2010 and 2009, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2010	138,864	$1.65
Granted	454,167	$1.17
Exercised	-	-
Forfeited	-
Balance at October 31, 2010	593,030	$1.27
Options Exercisable at October 31, 2010	593,030	$1.27
Weighted Average Fair Value of Options Granted During 2010		$1.27

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
(UNAUDITED)

2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercise October 31, 2010	Weighted Average Exercise Price
$1.13-1.65	593,030	0.59	$1.27	593,030	$1.27

NOTE 5      RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2010, the Company paid $22,500 to its President for consulting services.

During the year ended July 31, 2010, the Company paid $22,500 to its President for consulting services.

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand.  During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Notes 3 and 4(F)).

During the three months ended October 31, 2010, the principal stockholder loaned the Company $19,479 to pay Company expenses and was repaid $15,943 during the period. There is $3,536 owed to the principal stockholder as of October 31, 2010 (See Note 3).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $39,274 during the year. There is $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the three months ended October 31, 2010.

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
AS OF OCTOBER 31, 2010
(UNAUDITED)

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

NOTE 6      AGREEMENTS AND COMMITMENTS

On May 7, 2010, the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticker symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/sh) and 138,864 warrants at $1.65 per unit.  On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $400,000 ($.75/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $300,000 ($.80/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share (See Notes 4(A) and 4(J)).

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees.  For the three months ended October 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $36,250 and paid $22,500 in consulting fees (See Note 4(F)).  This agreement will remain effective until terminated by either party.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
(UNAUDITED)

On April 28, 2010, the Company and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada.  To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010.  The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installment from the date of the agreement through October 31, 2011.  The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through April 30, 2012.   As of October 31, 2010, the Company issued 1,000,000 shares of common stock having a fair value of $1,010,000 (See Note 4(E)) and paid $272,000 in cash payment.  In addition as part of the work commitment, the Company is to provide $350,000 on or before April 30, 2012.  Finally, the Company is to issue 500,000 shares on October 31, 2010, April 30, 2011 and 500,000 on October 31, 2011.

On March 5, 2010, the Company and Yale Resources Ltd. (“Yale”) (collectively referred to below as the “Parties”), entered into a Binding Letter of Intent (“LOI”) whereby the Parties agreed to a transaction in which Yale will grant the Company an option to acquire a 90% undivided interest in an approximately 282.83 hectare property located in Zacatcas State, Mexico (the “Property”). The Company entered into a definitive agreement on April 26, 2010.  A brief description of the material terms and conditions of the option contemplated by the agreement is set forth below.

To exercise the option the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company is also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013 according the following schedule:

•         Upon signing the letter of intent, the Company paid Yale $10,000 in a refundable deposit.

•         Upon signing of a Definitive Agreement, the Company paid $10,000 and issued 100,000 shares of common stock having a fair value of $101,000.

•         For the year ended July 31, 2010, the Company paid $20,000 and issued 100,000 shares of common stock (See Note 4(E)).

•         On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock.

•         On or before June 30, 2011, the Company will pay $50,000 and issue 100,000 shares of common stock and have minimum expenditures of $400,000.

•         On or before December 30, 2011, the company will pay $50,000 and issue 100,000 shares of common stock.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
(UNAUDITED)

•         On or before June 30, 2012, the Company will pay $75,000 and issue 100,000 shares of common stock.

•         On or before December 30, 2012, the Company will pay $100,000, issue 100,000 shares of common stock and have minimum expenditures of an additional $700,000.

•         On or before June 30, 2013, the Company will pay $200,000 and issue 100,000 shares of common stock.

•         On or before December 30, 2013, the Company will pay $355,000, issue 200,000 shares of common stock and have minimum expenditures of an additional $900,000.

Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.  As of October 31, 2010, the Company issued 200,000 shares of common stock having a fair value of $153,000 (See Note 4(E)) and paid $20,000 in cash payments.

On August 4, 2010, the Company and three individuals collectively referred to as the “La Escondida Property Optionor” entered into a mineral property option agreement.  The Company acquired an option to obtain a 100% interest in an approximately 178 acres property located in Opodepe Municipality, Sonora State, Mexico (the “La Escondida Property”).  To exercise the option the Company shall pay cash and fund exploration and development expenditures on the Sonora Property.  The cash payments contemplated in the agreement total $765,000 and are distributed in installments from the date of the agreement through December 31, 2012, in the following installments:

•         Upon the execution of the agreement, the Company paid $40,000 on August 23, 2010.

•         On or before December 23, 2010 the Company will pay $50,000.

•         On or before June 23, 2011 the Company will pay $50,000.

•         On or before December 23, 2011 the Company will pay $50,000.

•         On or before June 23, 2012, the Company will pay $175,000.

•         On or before December 23, 2012 the Company will pay $400,000.

In addition to the above payment schedule, the Company will pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion.

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the three months ended October 31, 2010 the Company issued 10,000 shares of common stock with a fair value of $8,700 and paid $2,000 in consulting fees   (See Note 4(F)).  This agreement will remain effective until terminated by either party.

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010
(UNAUDITED)

NOTE 7      GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $2,242,435 and used cash in operations of $1,093,584 from inception. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production.  Management believes that actions presently being taken to obtain additional funding (see Note 6) and continue to explore its mining rights provide the opportunity for the Company to continue as a going concern.

NOTE 8      SUBSEQUENT EVENTS

Subsequent to October 31, 2010 the Company repaid the principal stockholder $3,000 of the $3,536 owed as of October 31, 2010.

The principal stockholder paid an additional $923 of expenses on behalf of the Company subsequent to October 31, 2010.

On November 1, 2010, the Company issued 37,500 shares of common stock having a fair value of $30,000 ($0.80) in exchange for consulting services.

On December 1, 2010, the Company issued 10,000 shares of common stock having a fair value of $4,900 ($0.49) in exchange for consulting services.

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

To exercise the option, we must pay cash to Yale, issue restricted shares of Company common stock to Yale, and fund exploration and development expenditures on the Guadalupe Property.  The cash payments contemplated under the agreement total $900,000.00 and are to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013.  We are also obligated to fund a total of $2,000,000.00 worth of exploration and development on the Guadalupe Property beginning June 30, 2011 and continuing through December 30, 2013.  Upon the execution and exercise of the Option, Yale will transfer a 90% undivided interest in the Guadalupe Property to the Company.  Yale will act as the operator for the project, and should the earn-in be completed, Yale will retain a 10% participating interest in the Guadalupe Property as well as a 2% NSR, which can be bought out in its entirety for $2,000,000.

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in those certain 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (“Keeno Property”).  To exercise the Keeno Option, we must pay cash to the Optionor, issue restricted shares of Company common stock to Optionor, and fund exploration and development expenditures on the Keeno Property.  The cash payments contemplated under the agreement total $272,000 to be paid in installments on or before June 30, 2010, such payments having been completed as of the date of the filing of this Quarterly Report on Form 10-Q. The number of Company shares to be issued to Optionor total 2,000,000 and are to be distributed in installments from the date of the definitive agreement through October 31, 2011.  The Company needs to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.  Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Optionor will transfer an undivided 72% interest in the Keeno Property to us.

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

Finally, on August 4, 2010, the Company and three individuals collectively entered into a mineral property option agreement.  The Company acquired an option to obtain a 100% interest in an approximately 178 acres property located in Opodepe Municipality, Sonora State, Mexico (the “La Escondida Property”).  To exercise the option the Company shall pay cash and fund exploration and development expenditures on the La Escondida Property.  The cash payments contemplated in the agreement total $765,000 and are distributed in installments from the date of the agreement through December 31, 2012. In addition to the above payment schedule, the Company will pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion.

Results of Operations

Three-months ended October 31, 2010 compared to the three-months ended October 31, 2009

We had a net loss of $784,393 for the three-months ended October 31, 2010, which was $775,157 greater than the net loss of $9,236 for the three-months ended October 31, 2009.  This change in our results over the two periods is primarily the result of an increase in exploration costs at the Guadalupe and Keeno Strike properties. We also experienced increases in professional fees and administrative expenses during the period.  The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended October 31, 2010 and 2009:

	Three-Months Ended
	October 31,		Increase
	2010	2009	(Decrease)

Revenues	$0	$0	$0
Professional Fees	30,329	5,958	24,371
Exploration Costs	623,952	-	623,952
General and Administrative	129,656	3,015	126,641
Total Operating Expenses	783,937	8,973	774,964

(Loss) from Operations	(783,937)	(8,973)	(774,964)

Net Interest Income (Expense)	(456)	(263)	(193)

(Loss) from Operations Before Taxes	(784,393)	(9,236)	(775,157)

Net (Loss)	$(784,393)	$(9,236)	$(775,157)

Liquidity And Capital Resources

Our balance sheet as of October 31, 2010, reflects assets of $426,568.  Although we had cash in the amount of $246,574 and working capital in the amount of $371,790 as of October 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months as we will require approximately $1,000,000 over that period.

Working Capital

	2010
	October 31 (unaudited)	July 31

Current assets	$402,482	$8,202
Current liabilities	30,692	117,480
Working capital	$371,790	$(92,928)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the exploration stage with no revenue generating operations and have a net loss since inception of $2,242,435 and used cash in operations of $1,093,584 from inception. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Three-months Ended
	October 31, (unaudited)
	2010	2009

Net Cash Provided by (Used in) Operating Activities	$(460,424)	$(7,593)
Net Cash Provided by (Used in) Investing Activities	(2,099)	-
Net Cash Provided by Financing Activities	700,895	3,000
Net Increase (Decrease) in Cash	$238,372	$(4,593)

Operating Activities

Net cash flow used in operating activities during the three-months ended October 31, 2010 was $460,424 – an increase of $452,831 from the $7,593 net cash outflow during the three-months ended October 31, 2009.  This increase in the cash used in operating activities was primarily due to the acquisition and operations on the Keeno Property and the Guadalupe Property.

Investing Activities

Cash used in investing activities during the three-months ended October 31, 2010 was $2,099 – an increase of $2,099 when compared to the figures during the three-months ended October 31, 2009. This increase in the cash used in investing activities was primarily due to the purchase of computer equipment.

Financing Activities

Financing activities during the three-months ended October 31, 2010, provided $700,895 to us, an increase of $697,895 from the $3,000 provided by financing activities during the three-months ended October 31, 2009. During the three-months ended October 31, 2010, we received $700,000 in proceeds from the issuance of common stock, and $895 from net loans payable to related parties.

Our financial commitments under the Guadalupe Option Agreement total $900,000 in cash payments to Yale and the funding of a total of $2,000,000 worth of exploration and development on the property before December 30, 2013. Our financial commitments under the Keeno Strike Option Agreement total $272,000 in cash payments to the Optionor on or before June 30, 2010 (paid), and the funding of a minimum of $750,000 worth of exploration and development on the property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance us up to $7,500,000 until December 31, 2011.  While we have arranged for advances of up to $7,500,000 from ZUG, there can be no assurances that we will receive these funds from ZUG. As of October 31, 2010, $1,000,000 has been advanced to the Company from ZUG financing under the Equity Issuance Agreement.

Finally, should we choose to exercise our option under the La Escondida Option Agreement, our financial commitments total $765,000 in cash installment payments, of which $40,000 has been paid, with the final payment of $400,000 being due on or before December 23, 2012.  In addition to the cash payments, should we exercise our option on the La Escondida property, we must pay a 1% royalty as a result of exploitation activities or a $500,000 lump sum cash payment, at our discretion.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of October 31, 2010, none of our properties has proven reserves.

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

Item 1A.      Risk Factors

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed on our Current Report on Form 8-K filed with the SEC on September 2, 2010, we entered into a private placement Subscription Agreement (the “August Subscription Agreement”) with ZUG Financing Group S.A., a corporation organized under the laws of Nevis (“ZUG”), on August 27, 2010 for the purchase and sale of 375,000 Units at $0.80 per Unit.  Per the terms and conditions of the August Subscription Agreement, a Unit consists of one (1) share of common stock of the Company (a “Share”), and one-half of a warrant (such that ZUG must purchase two Units in order to obtain one whole warrant), with each whole warrant entitling ZUG to purchase one (1) additional share of common stock at an exercise price of 150% of the Unit price, or $1.20 per Share (each, a “Warrant”), exercisable for a period of two (2) years from the date of the August Subscription Agreement.  Gross proceeds from the issuance of the Units as of August 27, 2010 totaled $300,000.  The issuance of the Units is being conducted in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Regulation S promulgated thereunder.

As disclosed on our Current Report on Form 8-K filed with the SEC on October 1, 2010, we entered into a private placement Subscription Agreement (the “September Subscription Agreement”) with ZUG on September 30, 2010 for the purchase and sale of 533,333 Units at $0.75 per Unit.  Per the terms and conditions of the September Subscription Agreement, a Unit consists of one (1) share of common stock of the Company (a “Share”), and one-half of a warrant (such that ZUG must purchase two Units in order to obtain one whole warrant), with each whole warrant entitling ZUG to purchase one (1) additional share of common stock at an exercise price of 150% of the Unit price, or $1.13 per Share (each, a “Warrant”), exercisable for a period of two (2) years from the date of the August Subscription Agreement.  Gross proceeds from the issuance of the Units as of September 30, 2010 totaled $400,000.  The issuance of the Units is being conducted in reliance upon certain exemptions from the registration requirements of the Act afforded by Regulation S promulgated thereunder.

As disclosed on our Current Report on Form 8-K filed with the SEC on April 29, 2010, on October 31, 2010 we issued 500,000 shares of common stock to certain individuals pursuant to the terms of the Keeno Strike Option Agreement in furtherance of our payments toward the ultimate exercise of our option to acquire a 72% interest in the Keeno Property.  All of the securities issued to the individuals are being issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2) and from various similar state exemptions.

Further, on August 1, 2010, we issued 37,500 shares of our common stock to an individual in consideration for consulting services rendered, pursuant to a consulting agreement.  Such shares were issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2) and from various similar state exemptions.

Finally, on August 23, 2010, we issued 10,000 shares of our common stock to an individual in consideration for consulting services rendered, pursuant to a consulting agreement.  Such shares were issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2).

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         (Removed and Reserved).

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
Certificate of Amendment, effective June 23, 2010 (3)
3.3	Bylaws(1)
10.1	Definitive Option Agreement for La Escondida property, entered into on August 4, 2010, dated as of July 27, 2010 *
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD AMERICAN MINING CORP.

Date: December 20, 2010	By:	/s/ Johannes Petersen
Johannes Petersen
Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors