Form 10-Q
period 2011-01-31
GOLD AMERICAN MINING CORP.
filed 2011-03-18
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
 Yes ☐                                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 14, 2011, there were 88,794,393 shares of the registrant’s common stock issued and outstanding.

GOLD AMERICAN MINING CORP.

FORM 10-Q INDEX

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

PAGE	4	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2011 (UNAUDITED) AND JULY 31, 2010.

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2011 AND 2010 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY /(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGE	7	CONDENSED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2011 AND 2010 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2011 (UNAUDITED)

PAGES	8 - 20	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Gold American Mining, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

	January 31, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$23,786	$8,202
Prepaid Expenses	5,750	16,350
Advance Receivable - related party	1,123	-
Total Current Assets	30,659	24,552

Property and Equipment, net	21,825	24,247

Total Assets	$52,484	$48,799

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$52,732	$114,839
Loans Payable - related party	-	2,641
Total Liabilities	52,732	117,480

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 88,746,893 and 86,343,560 issued and outstanding, respectively	887	863
Additional paid-in capital	2,970,923	1,388,498
Less: Stock subscription receivable	(59,967)	-
Deficit accumulated during the exploration stage	(2,912,091)	(1,458,042)
Total Stockholders' Deficiency	(248)	(68,681)

Total Liabilities and Stockholders' Deficiency	$52,484	$48,799

See accompanying notes to  unaudited condensed financial statements

Gold American Mining, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		From July 2, 2007 (Inception) to
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	January 31, 2011
Operating Expenses
Professional fees	$22,041	$2,912	$52,370	$8,870	$198,386
Exploration Costs	521,049	-	1,145,001	-	2,229,919
General and administrative	126,274	2,408	255,930	5,423	481,903
Total Operating Expenses	669,364	5,320	1,453,301	14,293	2,910,208

Loss from Operations	(669,364)	(5,320)	(1,453,301)	(14,293)	(2,910,208)

Other Income/(Expenses)
Interest Income	6		20	-	22
Interest Expense	(298)	(364)	(768)	(627)	(1,905)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(669,656)	(5,684)	(1,454,049)	(14,920)	(2,912,091)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(669,656)	$(5,684)	$(1,454,049)	$(14,920)	$(2,912,091)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	87,923,706	290,000,000	87,423,259	290,000,000

See accompanying notes to  unaudited condensed financial statements

Gold American Mining, Inc.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to January 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during		Total
					paid-in	exploration	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Equity/(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	-	50

In kind contribution of services	-	-	-	-	1,080	-	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	-	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	-	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)		(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	-	11,456

In kind contribution of services	-	-	-	-	5,760	-	-	5,760

In kind contribution of interest	-	-	-	-	256	-	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)		(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	-	(14,049)

Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	-	658,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-	-

Shares issued for services	-	-	37,500	0	48,375	-	-	48,375

Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	-	4,320

In kind contribution of interest	-	-	-	-	627	-	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	-	(1,351,087)

Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	-	(68,681)

Shares issued for services	-	-	95,000	1	76,449	-	-	76,450

Shares issued in exchange for mining rights	-	-	600,000	6	605,993	-	-	605,999

Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	-	300,000

Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	5	399,995	-	-	400,000

Shares and warrants issued for cash ($0.25 per share)	-	-	800,000	8	199,992	-	(59,967)	140,033

Net loss for the six months ended January 31, 2011		-	-	-	-	(1,454,049)	-	(1,454,049)

Balance, January 31, 2011	-	$-	88,746,893	$887	$2,970,923	$(2,912,091)	$(59,967)	$(248)

See accompanying notes to  unaudited condensed financial statements

Gold American Mining, Inc.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the Period from
			July 2, 2007 (Inception) to
	January 31, 2011	January 31, 2010	January 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(1,454,049)	$(14,920)	$(2,912,091)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	4,521	-	6,736
Stock issued for mining rights	605,999	-	1,263,999
Stock issued for services	76,450	-	124,825
In-kind contribution of services	-	2,880	16,920
In-kind contribution of interest	-	627	883
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(62,107)	(60)	52,732
(Increase)/Decrease in prepaid expenses	10,600	-	(5,750)
Net Cash Used In Operating Activities	(818,586)	(11,473)	(1,451,746)

Cash Flows From Investing Activities:
Advance receivable - related party	(1,123)	-	(1,123)
Purchase of fixed assets	(2,099)	-	(28,561)
Net Cash Used In Investing Activities	(3,222)	-	(29,684)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	(25,004)	-	(67,399)
Expenses paid by shareholder on Company's behalf	-	-	60,871
Proceeds from loan payable-related party	22,363	6,883	91,661
Proceeds from issuance of common stock	840,033	-	1,420,083
Net Cash Provided by Financing Activities	837,392	6,883	1,505,216

Net Increase / (Decrease) in Cash	15,584	(4,590)	23,786

Cash at Beginning of Period	8,202	4,611	-

Cash at End of Period	$23,786	$21	$23,786

Supplemental disclosure of cash flow information:

Cash paid for interest	$768	$-	$828
Cash paid for taxes	$-	$60	$60

Supplemental disclosure of non-cash investing and financing activities:

During the year ended July 31,2010, the Company's principal stockholder forgave loans of $24,262. The forgiveness was treated as contributed capital from the principal stockholder.

Stock issued in exchange for subscription receivable for $59,967

See accompanying notes to  unaudited condensed financial statements

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
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

Gold American Mining, Inc. (an exploration stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 2, 2007.  Gold American Mining, Inc. is a precious metal mineral acquisition, exploration and development company.

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

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2011 and July 31, 2010, the Company had no cash equivalents.

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

During the six months ended January 31, 2011 and 2010, the Company recorded exploration costs of $1,145,001 and $0, respectively.

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

There were no impairment losses recorded during the six months ended January 31, 2011 and 2010, respectively.

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset..

There were no impairment losses recorded during the six months ended January 31, 2011 and 2010, respectively.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260,   “Earnings Per   Share.”   As of January 31, 2011 and 2010 there were 990,530 and 0, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable and accrued expenses, approximate fair value based on the short-term maturity of these instruments.

NOTE 2      PROPERTY AND EQUIPMENT

At January 31, 2011, and July 31, 2010, respectively, property and equipment is as follows:

	January 31, 2011 (Unaudited)	July 31, 2010

Website Development	$24,463	$24,463
Office Equipment	4,098	1,999
Less accumulated depreciation	(6,736)	(2,215)

Total Property and Equipment	$21,825	$24,247

Depreciation/amortization expense for the six months ended January 31, 2011 and 2010 and the period from July 2, 2007 (Inception) to January 31, 2011 was $4,521, $0 and $6,736, respectively.

NOTE 3       STOCKHOLDER LOANS

During the six months ended January 31, 2011, the principal stockholder loaned the Company $22,363 to pay Company expenses and was repaid $22,363 during the period.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There is $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the six months ended January 31, 2011.

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

 NOTE 4      STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of  $200,000 ($.25/sh). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share. The company collected $140,033 and the remaining $59,967 was reflected as a subscription receivable as of January 31, 2011.  The Company collected this receivable in February 2011.

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (266,667 warrants) for a total of  $400,000 ($.75/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock  (187,499 warrants) for a total of  $300,000 ($.80/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock( 136,364 warrants)  for a total of  $300,000 ($1.10/sh).  Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share

On April 30, 2010, the Company issued 333,333 shares of common stock for $200,000 ($0.60/sh).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/sh).

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

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

(E) Stock Issued for Mining Rights

On December 31, 2010, the Company issued 100,000 shares of common stock having a fair value of $101,000 ($1.01/share) in exchange for mining rights (See Note 6).

On October 31, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 6).

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

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

(F) Stock Issued for Services

On January 31, 2011 the Company issued 10,000 shares of common stock having a fair value of 2,500 ($0.25) in exchange for consulting services (See Note 6).

On November 1, 2010, the Company issued 37,500 shares of common stock having a fair value of $30,000 ($0.80) in exchange for consulting services (See Note 6).

On August 23, 2010, the Company issued 10,000 shares of common stock having a fair value of 8,700 ($0.87) in exchange for consulting services (See Note 6).

On August 1, 2010, the Company issued 37,500 shares of common stock having a fair value of $35,250 ($0.94) in exchange for consulting services.

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

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

(J)   Warrants

The following tables summarize all warrant grants for the six months ended January 31, 2011 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2010	136,364	$1.65
Granted	854,166	$0.79
Exercised	-	-
Forfeited	-
Balance at January 31, 2011	854,166	$0.91
Options Exercisable at January 31, 2011	990,530	$0.91
Weighted Average Fair Value of Options Granted During 2010-2011		$0.91

2011 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at January, 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercise January 31, 2011	Weighted Average Exercise Price
$0.38-1.65	990,530	1.62	$.91	990,030	$0.91

NOTE 5      RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2011, the Company paid $45,000 to its President for consulting services.

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

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

During the six months ended January 31, 2011, the principal stockholder loaned the Company $22,363 to pay Company expenses and was repaid $ 22,363 during the period.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There is $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the six months ended January 31, 2011.

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

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

NOTE 6      AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/sh) and 136,364 warrants at $1.65 per unit.  On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $400,000 ($.75/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $300,000 ($.80/sh). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.  On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of  $200,000 ($.25/sh). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share (See Note 4(A) and 4(J)).

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees.  For the six months ended January 31, 2011 the Company issued 75,000 shares of common stock with a fair value of $65,250 and paid $45,000 in consulting fees   (See Note 4(F)).  This agreement will remain effective until terminated by either party.

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada.  To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010.  The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installment from the date of the agreement through October 31, 2011.  The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through April 30, 2012.   As of January 31, 2011, the Company issued 1,000,000 shares of common stock having a fair value of $1,010,000 (See Note 4(E)) and paid $272,000 in cash payment.  In addition as part of the work commitment, the Company is to provide $350,000 on or before April 30, 2012.  Finally, the Company is to issue 500,000 shares on April 30, 2011 and October 31, 2011.

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

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

To exercise the option the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company is also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013 according the following schedule:

·	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit

·	Upon signing of a Definite Agreement the Company paid $10,000 and issued 100,000 shares of common stock having a fair value of $101,000

·	For the year ended July 31, 2010 the Company paid $20,000 and issued 100,000 shares of common stock (See Note 4(E)).

·
On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock.  During the three months ended January 31, 2010, the Company paid $30,000 and issued 100,000 shares of common stock (See Note 4(E)).

·	On or before June 30, 2011, the Company will pay $50,000 and issue 100,000 shares of common stock. and have minimum expenditures of $400,000

·	On or before December 30, 2011, the company will pay $50,000 and issue 100,000 shares of common stock.

·	On or before June 30, 2012, the Company will pay $75,000 and issue 100,000 shares of common stock

·	On or before December 30, 2012, the company will pay $100,000, issue 100,000 shares of common stock and have minimum expenditures of an additional $700,000

·	On or before June 30, 2013, the Company will pay $200,000 and issue 100,000 share of common stock

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

·	On or before December 30, 2013, the Company will pay $355,000, issue an 200,000 shares of common stock and have minimum expenditures of an additional $900,000

Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.  As of January 31, 2011, the Company issued 300,000 shares of common stock having a fair value of $254,000 (See Note 4(E)) and paid $50,000 in cash payments.

 On August 4, 2010, Gold American Mining Corp (the “Company”) and three individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired a 100% interest in an approximately 178 acres property located in Opodepe Municipality, Sonara Sate, Mexico.  To exercise the option the Company shall pay cash and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $765,000 and are distributed in installments from the date of the agreement through December 31, 2012, in the following installments:

·	Upon the execution of the agreement the Company paid $40,000 on August 23, 2010.

·	On or before December 23, 2010 the Company will pay $50,000.

·	On or before June 23, 2011 the Company will pay $50,000.

·	On or before December 23, 2011 the Company will pay $50,000.

·	On or before June 23, 2012, the Company will pay $175,000.

·	On or before December 23, 2012 the Company will pay $400,000.

In addition to the above payment schedule the Company will pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion.  Effective December 22, 2010 the agreement has been terminated and no additional payments are due.

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the six months ended January 31, 2011 the Company issued 20,000 shares of common stock with a fair value of $11,200 and paid $5,000 in consulting fees   (See Note 4(F)).  This agreement will remain effective until terminated by either party.

NOTE 7      GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $2,912,091 and used cash in operations of $1,451,746 from inception. In addition, there is a working capital deficiency of $22,073 and a stockholder’s deficiency of $248 as of January 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production.  Management believes that actions presently being taken to obtain additional funding (see Notes 6 and 8) and continue to explore its mining rights provide the opportunity for the Company to continue as a going concern

NOTE 8      SUBSEQUENT EVENTS

Subsequent to January 31, 2011, the principal stockholder repaid the stockholder advance back to the Company for $1,123.

The principal stockholder paid an additional $452 of expenses on behalf of the Company subsequent to January 31, 2011.

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

To exercise the option, we must pay cash to Yale, issue restricted shares of Company common stock to Yale, and fund exploration and development expenditures on the Guadalupe Property.  The cash payments contemplated under the agreement total $900,000.00 and are to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013.  We are also obligated to fund a total of $2,000,000 worth of exploration and development on the Guadalupe Property beginning June 30, 2011 and continuing through December 30, 2013.  Upon the execution and exercise of the Option, Yale will transfer a 90% undivided interest in the Guadalupe Property to the Company.  Yale will act as the operator for the project, and should the earn-in be completed, Yale will retain a 10% participating interest in the Guadalupe Property as well as a 2% NSR, which can be bought out in its entirety for $2,000,000.

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

On August 4, 2010, we entered into a definitive option agreement (“La Escondida Option Agreement”), with three individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “La Escondida Option”) to purchase an undivided 100% interest in those two certain mining concessions in Opodepe Municipality, Sonora State, Mexico, covering approximately 178 hectares (the “Property”). To exercise the La Escondida Option, we must fulfill certain conditions on or before December 23, 2012 (the “Option Deadline”), namely, we must make cash payments to the Optionor in the aggregate amount of Seven Hundred and Sixty-Five Thousand Dollars ($765,000) in increasing increments before the Option Deadline. Upon our fulfillment of the above-referenced payment conditions and exercise of the La Escondida Option, the Optionor will transfer an undivided 100% interest in the Property to us. On December 22, 2010, we determined not to exercise this option and terminated the La Escondida Option Agreement.

Results of Operations

Three-months ended January 31, 2011 compared to the three-months ended January 31, 2010

We had a net loss of $669,656 for the three-months ended January 31, 2011, which was $663,972 greater than the net loss of $5,684 for the three-months ended January 31, 2010.  This change in our results over the two periods is primarily the result of an increase in professional fees, exploration costs and general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended January 31, 2011 and 2010:

	Three-Months Ended
	January 31,		Increase
	2011	2010	(Decrease)

Revenues	$0	$0	$0
Professional Fees	22,041	2,912	19,129
Exploration Costs	521,049	-	521,049
General and Administrative	126,274	2,408	123,866
Total Operating Expenses	669,364	5,320	664,044

(Loss) from Operations	(669,364)	(5,320)	(664,044)

Net Interest Income (Expense)	(292)	(364)	72

(Loss) from Operations Before Taxes	(669,656)	(5,684)	(663,972)

Net (Loss)	$(669,656)	$(5,684)	$(663,972)

Six-months ended January 31, 2011 compared to the six-months ended January 31, 2010

We had a net loss of $1,454,049 for the six-months ended January 31, 2011, which was $1,439,129 greater than the net loss of $14,920 for the six-months ended January 31, 2010.  This change in our results over the two periods is primarily the result of an increase in professional fees, exploration costs and general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the six-months ended January 31, 2011 and 2010:

	Six-Months Ended
	January 31,		Increase
	2011	2010	(Decrease)

Revenues	$0	$0	$0
Professional Fees	52,370	8,870	43,500
Exploration Costs	1,145,001	-	1,145,001
General and Administrative	255,930	5,423	250,507
Total Operating Expenses	1,453,301	14,293	1,439,008

(Loss) from Operations	(1,453,301)	(14,293)	(1,439,008)

Net Interest Income (Expense)	(748)	(627)	(121)

(Loss) from Operations Before Taxes	(1,454,049)	(14,920)	(1,439,129)

Net (Loss)	$(1,454,049)	$(14,920)	$(1,439,129)

Liquidity And Capital Resources

Our balance sheet as of January 31, 2011, reflects assets of $52,484. We had cash in the amount of $23,786 and a working capital deficit in the amount of $22,073 as of January 31, 2011. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	January 31, 2011	July 31, 2010

Current assets	$30,659	$24,552
Current liabilities	52,732	117,480
Working capital deficit	$(22,073)	$(92,928)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $2,912,091 and used cash in operations of $1,451,746 from inception. In addition, there is a working capital deficit of $22,073 and a stockholder’s deficiency of $248 as of January 31, 2011. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Six-months Ended
	January 31,
	2011	2010

Net Cash Used in Operating Activities	$(818,586)	$(11,473)
Net Cash Used in Investing Activities	(3,222)	0
Net Cash Provided by Financing Activities	837,392	6,883
Net Increase (Decrease) in Cash	$15,584	$(4,590)

Operating Activities

Net cash flow used in operating activities during the six-months ended January 31, 2010 was $818,586 – an increase of $807,113 from the $11,473 net cash outflow during the six-months ended January 31, 2010. This increase in the cash used in operating activities was primarily due to the acquisition and operations on the Keeno Property and the Guadalupe Property.

Investing Activities

Cash used in investing activities during the six-months ended January 31, 2011 was $3,222 – an increase of $3,222 when compared to the figures during the six-months ended January 31, 2010. This increase in the cash used in investing activities was primarily due to the purchase of computer equipment.

Financing Activities

Financing activities during the six-months ended January 31, 2011, provided $837,392 to us, an increase of $830,509 from the $6,883 provided by financing activities during the six-months ended January 31, 2010. During the six-months ended January 31, 2011, the company received $840,033 in proceeds from the issuance of common stock, and used $2,641 to repay net loans payable to related parties.

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

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. While we have arranged for advances of up to $7,500,000 from ZUG, there can be no assurances that we will receive these funds from ZUG. As of January 31, 2011, $1,200,000 has been advanced to the Company by Zug Financing Group under the terms of the Equity Issuance Agreement.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of January 31, 2011, none of our properties has proven reserves.

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

Item 1A.               Risk Factors

Not Applicable.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2010, we issued 37,500 shares of our common stock to an individual in consideration for consulting services rendered, pursuant to a consulting agreement.  Such shares were issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2) and from various similar state exemptions.

On January 31, 2011, we issued 10,000 shares of our common stock to an individual in consideration for consulting services rendered, pursuant to a consulting agreement.  Such shares were issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2).

Further, on December 31, 2010 we issued 100,000 shares of common stock to Yale Resources Ltd pursuant to the terms of the Guadalupe Option Agreement in furtherance of our payments toward the ultimate exercise of our option to acquire a 90% interest in the Guadalupe Property.  All of the securities issued to the individuals are being issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2) and from various similar state exemptions.

Finally, as disclosed on our Current Report on Form 8-K filed with the SEC on February 22, 2011, we entered into a private placement Subscription Agreement (the “January Subscription Agreement”) with ZUG on January 25, 2011 for the purchase and sale of 800,000 Units at $0.25 per Unit.  Per the terms and conditions of the January Subscription Agreement, a Unit consists of one (1) share of common stock of the Company (a “Share”), and one-half of a warrant (such that ZUG must purchase two Units in order to obtain one whole warrant), with each whole warrant entitling ZUG to purchase one (1) additional share of common stock at an exercise price of 150% of the Unit price, or $0.38 per Share (each, a “Warrant”), exercisable for a period of two (2) years from the date of the August Subscription Agreement.  Gross proceeds from the issuance of the Units totaled $200,000.  The issuance of the Units is being conducted in reliance upon certain exemptions from the registration requirements of the Act afforded by Regulation S promulgated thereunder.

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

GOLD AMERICAN MINING CORP.

Date: March 17, 2011	By:	/s/ Johannes Petersen
Johannes Petersen
Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors