Form 10-Q
period 2011-04-30
GOLD AMERICAN MINING CORP.
filed 2011-06-17
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
 Yes ☐                                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 14, 2011, there were 89,341,893 shares of the registrant’s common stock issued and outstanding.

GOLD AMERICAN MINING CORP.

FORM 10-Q INDEX

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PAGE	2	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2011 (UNAUDITED) AND JULY 31, 2010

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2011 AND 2010 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY /(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2011 AND 2010 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2011 (UNAUDITED)

PAGES	6 - 18	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Balance Sheets

	April 30, 2011	July 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash	$2,415	$8,202
Prepaid Expenses	5,750	16,350
Total Current Assets	8,165	24,552

Property and Equipment, net	19,636	24,247

Total Assets	$27,801	$48,799

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$16,207	$114,839
Accounts Payable - related party	15,000	-
Loans Payable - related party	934	2,641
Total Liabilities	32,141	117,480

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 89,294,393 and 86,343,560 issued and outstanding, respectively	893	863
Additional paid-in capital	3,487,318	1,388,498
Deficit accumulated during the exploration stage	(3,492,551)	(1,458,042)
Total Stockholders' Deficiency	(4,340)	(68,681)

Total Liabilities and Stockholders' Deficiency	$27,801	$48,799

See accompanying notes to unaudited condensed financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period
	For the Three Months Ended		For the Nine Months Ended		From July 2, 2007 (Inception) to
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	April 30, 2011
Operating Expenses
Professional fees	$6,250	$41,058	$58,620	$49,928	$204,636
Exploration Costs	511,329	813,000	1,656,330	813,000	2,741,248
General and administrative	62,841	10,617	318,771	16,040	544,744
Total Operating Expenses	580,420	864,675	2,033,721	878,968	3,490,628

Loss from Operations	(580,420)	(864,675)	(2,033,721)	(878,968)	(3,490,628)

Other Income/(Expenses)
Interest Income	-	-	20	-	22
Interest Expense	(40)	-	(808)	(627)	(1,945)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(580,460)	(864,675)	(2,034,509)	(879,595)	(3,492,551)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(580,460)	$(864,675)	$(2,034,509)	$(879,595)	$(3,492,551)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	88,790,713	161,029,966	87,871,728	247,799,265

See accompanying notes to unaudited condensed financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to April 30, 2011
(Unaudited)

						Deficit
					Additional	accumulated during	Total
	Preferred Stock		Common stock		paid-in	exploration	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-

Shares issued for services	-	-	37,500	0	48,375	-	48,375

Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	(68,681)

Shares issued for services	-	-	142,500	2	87,848	-	87,850

Shares issued in exchange for mining rights	-	-	1,100,000	11	1,110,989	-	1,111,000

Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	300,000

Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	5	399,995	-	400,000

Shares and warrants issued for cash ($0.25 per share)	-	-	800,000	8	199,992	-	200,000

Net loss for the nine months ended April 30, 2011		-	-	-	-	(2,034,509)	(2,034,509)

Balance, April 30, 2011	-	$-	89,294,393	$893	$3,487,318	$(3,492,551)	$(4,340)

See accompanying notes to unaudited condensed financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
	For the Nine Months Ended		July 2, 2007 (Inception) to
	April 30, 2011	April 30, 2010	April 30, 2011

Cash Flows From Operating Activities:
Net Loss	$(2,034,509)	$(879,595)	$(3,492,551)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	6,710	59	8,925
Stock issued for mining rights	1,111,000	606,000	1,769,000
Stock issued for services	87,850	-	136,225
In-kind contribution of services	-	4,320	16,920
In-kind contribution of interest	-	627	883
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(98,632)	67,967	16,207
Increase/(Decrease) in accounts payable - related party	15,000	-	15,000
(Increase)/Decrease in prepaid expenses	10,600	(4,258)	(5,750)
Net Cash Used In Operating Activities	(901,981)	(204,880)	(1,535,141)

Cash Flows From Investing Activities:
Advance receivable - related party	(1,123)	-	(1,123)
Repayment of advance receivable - related party	1,123	-	1,123
Purchase of fixed assets	(2,099)	(26,462)	(28,561)
Net Cash Used In Investing Activities	(2,099)	(26,462)	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	(23,881)	(27,974)	(66,276)
Expenses paid by shareholder on Company's behalf	-	60,871	60,871
Proceeds from loan payable-related party	22,174	34,836	91,472
Proceeds from issuance of common stock	900,000	200,000	1,480,050
Net Cash Provided by Financing Activities	898,293	267,733	1,566,117

Net Increase / (Decrease) in Cash	(5,787)	36,391	2,415

Cash at Beginning of Period	8,202	4,611	-

Cash at End of Period	$2,415	$41,002	$2,415

Supplemental disclosure of cash flow information:

Cash paid for interest	$888	$-	$948
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the year ended July 31,2010, the Company's principal stockholder forgave loans of $24,262.  The forgiveness was treated as contributed capital from the principal stockholder.

See accompanying notes to unaudited condensed financial statements

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
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

Gold American Mining, Corp. (an exploration stage company) (the "Company") was incorporated under the laws of the State of Nevada on July 2, 2007.  Gold American Mining, Corp. is a precious metal mineral acquisition, exploration and development company.

Gold American Mining, Corp. (the ‘Company’) was incorporated under the laws of the State of Nevada on July 2, 2007 under the name Golf Alliance Corporation. Golf Alliance Corporation pursued its original business plan to provide opportunities for golfers to play on private golf courses normally closed to them due to the membership requirements of the private clubs. During the year ended July 31, 2010, the Company decided to redirect its business focus toward precious metal mineral acquisition and exploration.

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

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2011 and July 31, 2010, the Company had no cash equivalents.

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

During the nine months ended April 30, 2011 and 2010, the Company recorded exploration costs of $1,656,330 and $813,000, respectively.

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

There were no impairment losses recorded during the nine months ended April 30, 2011 and 2010, respectively.

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset.

There were no impairment losses recorded during the nine months ended April 30, 2011 and 2010, respectively.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260,   “Earnings Per   Share.”   As of April 30, 2011 and 2010 there were 990,530 and 0, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for accounts payable, accrued expenses, accounts payable, related party and loans payable – related party approximate fair value based on the short-term maturity of these instruments.

NOTE 2    PROPERTY AND EQUIPMENT

At April 30, 2011 and July 31, 2010, respectively, property and equipment is as follows:

	April 30, 2011 (Unaudited)	July 31, 2010

Website Development	$24,463	$24,463
Office Equipment	4,098	1,999
Less accumulated depreciation	(8,925)	(2,215)

Total Property and Equipment	$19,636	$24,247

Depreciation/amortization expense for the nine months ended April 30, 2011 and 2010 and the period from July 2, 2007 (Inception) to April 30, 2011 was $6,710, $59 and $8,925, respectively.

NOTE 3     STOCKHOLDER LOANS

During the nine months ended April 30, 2011, the principal stockholder loaned the Company $22,174 to pay Company expenses and was repaid $23,881 during the period.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There was $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the nine months ended April 30, 2011.

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

 NOTE 4     STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of  $200,000 ($.25/sh). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share. The company collected $140,033 and the remaining $59,967 was a subscription receivable and was collected as of April 30, 2011.

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

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

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

(E) Stock Issued for Mining Rights

On April 30, 2011 the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 6).

On December 31, 2010, the Company issued 100,000 shares of common stock having a fair value of $101,000 ($1.01/share) in exchange for mining rights (See Note 6).

On October 31, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 6).

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
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

(F) Stock Issued for Services

On February 1, 2011 the Company issued 10,000 shares of common stock having a fair value of 2,400 ($0.24) in exchange for consulting services (See Note 6).

On February 1, 2011 the Company issued 37,500 shares of common stock having a fair value of $9,000 ($0.24) in exchange for consulting services (See Note 6).

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

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

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

(J)   Warrants Issued for Cash

The following tables summarize all warrant grants for the three months ended April 30, 2011 and 2009, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2010	136,364	$1.65
Granted	854,166	$0.79
Exercised	-	-
Forfeited	-
Balance at April 30, 2011	854,166	$0.91
Options Exercisable at April 30, 2011	990,530	$0.91
Weighted Average Fair Value of Options Granted During 2010-2011		$0.91

NOTE 5   RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2011, the Company paid $52,500 and accrued $15,000 to its President for consulting services.

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

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

During the nine months ended April 30, 2011, the principal stockholder loaned the Company $22,174 to pay Company expenses and was repaid $ 23,881 during the period.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There was $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the nine months ended April 30, 2011.

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

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. Effective February 1, 2011, the consulting services fee was reduced to $1,500 per month.  For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees.  For the nine months ended April 30, 2011 the Company issued 112,500 shares of common stock with a fair value of $74,250 and paid $49,500 in consulting fees   (See Note 4(F)).  This agreement will remain effective until terminated by either party.

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement, “the Keeno Option Agreement”.  The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada.  To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010.  The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installment from the date of the agreement through October 31, 2011.  The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through April 30, 2012.   As of April 30, 2011, the Company issued 1,500,000 shares of common stock having a fair value of $1,515,000 (See Note 4(E)) and paid $272,000 in cash payment. As part of the $750,000 work commitment, the Company is to provide $400,000 on or before April 30, 2011 and $350,000 on or before April 30, 2012.  Finally, the Company is to issue 500,000 shares on October 31, 2011. The Company incurred $0 in expenditures as of April 30, 2011, therefore this agreement is currently in default.  The agreement is still in effect as of April 30, 2011.

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

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

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

Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.  As of April 30, 2011, the Company issued 300,000 shares of common stock having a fair value of $254,000 (See Note 4(E)) and paid $50,000 in cash payments.

In connection with the Guadalupe Option and the Guadalupe Property, we recently learned that the validity of one of the two mining concessions that comprise the Guadalupe Property may have been questioned.  Although nothing formal has been provided to Yale or us, Yale has indicated that it recently learned that there may have been errors in connection with the registration of some concessions in the mining cadastre of the district of Fresnillo, Zacatecas. We have not yet been able to determine if an error did, in fact, occur, and we have not made any conclusions at this time.  We are continuing to investigate the matter to determine if the concessions are valid and to explore potential remedies if it is determined the concession is not valid.

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

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

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the nine months ended April 30, 2011 the Company issued 30,000 shares of common stock with a fair value of $11,200 and paid $7,400 in consulting fees   (See Note 4(F)).  This agreement will remain effective until terminated by either party.

NOTE 7     GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $3,492,551 and used cash in operations of $1,535,141 from inception. In addition, there is a working capital deficiency of $23,976 and a stockholders’ deficiency of $4,340 as of April 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production.  Management believes that actions presently being taken to obtain additional funding (see Notes 6 and 8) and continue to explore its mining rights provide the opportunity for the Company to continue as a going concern

GOLD AMERICAN MINING, CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

NOTE 8   SUBSEQUENT EVENTS

 The principal stockholder paid an additional $852 of expenses on behalf of the Company subsequent to April 30, 2011.

Subsequent to April 30, 2011, the Company received $18,500 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand.

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

Our primary business focus is to option, acquire, explore and develop precious metals properties in North America.  On April 26, 2010, we entered into a definitive option agreement (the “Guadalupe Option Agreement”) with Yale Resources Ltd. (“Yale”) with respect to our acquisition of an exclusive option (the “Guadalupe Option”) to purchase an undivided 90% interest in those two mining concessions in Zacatecas State, Mexico, covering approximately 282.83 hectares (the “Guadalupe Property”).  The Guadalupe Option Agreement was entered into pursuant to a binding letter of intent between the parties (the “LOI”) dated March 5, 2010.

To exercise the Guadalupe Option, we must pay cash to Yale, issue restricted shares of Company common stock to Yale, and fund exploration and development expenditures on the Guadalupe Property. The cash payments contemplated under the Guadalupe Option Agreement total $900,000 and are to be distributed in installments from March 5, 2010  through December 30, 2013.  The Company has paid the first 4 cash payments due, totaling $70,000. The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from April 26, 2010 through December 30, 2013. The Company has made the first three share issuances due, totaling 300,000 shares. We are also obligated to fund a total of $2,000,000 worth of exploration and development on the Guadalupe Property beginning June 30, 2011 and continuing through December 30, 2013.  Upon exercise of the Guadalupe Option, Yale would transfer a 90% undivided interest in the Guadalupe Property to the Company.  Upon exercise, Yale would act as the operator for the project and, retain a 10% participating interest in the Guadalupe Property as well as a 2% NSR, which can be bought out in its entirety for $2,000,000.

In connection with the Guadalupe Option and the Guadalupe Property, we recently learned that the validity of one of the two mining concessions that comprise the Guadalupe Property may have been questioned.  Although nothing formal has been provided to Yale or us, Yale has indicated that it recently learned that there may have been errors in connection with the registration of some concessions in the mining cadastre of the district of Fresnillo, Zacatecas. We have not yet been able to determine if an error did, in fact, occur, and we have not made any conclusions at this time.  We are continuing to investigate the matter to determine if the concessions are valid and to explore potential remedies if it is determined the concession is not valid.

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Keeno Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (the “Keeno Property”).  To exercise the Keeno Option, we must pay cash to the Keeno Optionor, issue restricted shares of Company common stock to the Keeno Optionor, and fund exploration and development expenditures on the Keeno Property.  The cash payments, totaling $272,000, have been paid in full as of the date of the filing of this Quarterly Report on Form 10-Q  The number shares to be issued to the Keeno Optionor total 2,000,000 and are to be distributed in installments from April 28, 2010 through October 31, 2011. The first installment of 500,000 shares was issued upon the execution of the Keeno Strike Option Agreement. Under the Keeno Strike Option Agreement we are required to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.  Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Keeno Optionor would transfer an undivided 72% interest in the Keeno Property to us.  However, we did not fund the $400,000 in exploration and development expenditures prior to April 30, 2011 and, as a result, are in default of the Keeno Strike Option Agreement. We anticipate negotiations with the Keeno Optionor will take place in order to discuss amending the terms of the Option Agreement, however, we cannont offer any assurance that such negotiation will be successful.

The Keeno Strike Option Agreement also includes an a provision such that, if, prior to the Option Deadline of April 30, 2012, the work program provides evidence that there are at least 10,000,000 ounces of indicated silver resources and/or 500,000 ounces of indicated gold resources on the Keeno Property, such estimates to be evidenced by an independent third party report, we must issue the Optionor an additional 3,000,000 shares of our common stock.  Should the conditions of exercise be satisfied, and the Keeno Option exercised, the Optionor will retain a 28% interest in the Keeno Property as well as a 4% NSR.  After our completion of the initial work commitment and exercise of the Keeno Option, the Optionor may elect to remain as a 28% carried joint venture partner or to offer the Company the right to purchase the Optionor’s remaining 28% interest at a fair market valuation, as determined by a valuation report prepared by an independent third party mining engineer or qualified geologist.  Further, we will have the right to purchase 2% of the 4% NSR retained by the Optionor for a purchase price of $20,000,000.

On August 4, 2010, we entered into a definitive option agreement (the “La Escondida Option Agreement”), with three individuals (collectively, the “La Escondida Optionor”) with respect to our acquisition of an exclusive option (the “La Escondida Option”) to purchase an undivided 100% interest in those two certain mining concessions in Opodepe Municipality, Sonora State, Mexico, covering approximately 178 hectares (the “Property”). In order to focus our exploration efforts on the Guadalupe and Keeno Properties, on December 22, 2010, we determined not to exercise this option and terminated the La Escondida Option Agreement.

Results of Operations

Three-months ended April 30, 2011 compared to the three-months ended April 30, 2010

We had a net loss of $580,460 for the three-months ended April 30, 2011, which was $284,215 lower than the net loss of $864,675 for the three-months ended April 30, 2010.  This change in our results over the two periods is primarily the result of a decrease in professional fees and exploration costs, partly offset by an increase in general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended April 30, 2011 and 2010:

	Three-Months Ended
	April 30,		Increase (Decrease)
	2011	2010

Revenues	$0	$0	$0
Professional Fees	6,250	41,058	(34,808)
Exploration Costs	511,329	813,000	(301,671)
General and Administrative	62,841	10,617	52,224
Total Operating Expenses	580,420	864,675	(284,255)

(Loss) from Operations	(580,420)	(864,675)	284,255

Net Interest Income (Expense)	(40)	-	(40)

(Loss) from Operations Before Taxes	(580,460)	(864,675)	284,215

Net (Loss)	$(580,460)	(864,675)	284,215

Nine-months ended April 30, 2011 compared to the nine-months ended April 30, 2010

We had a net loss of $2,034,509 for the nine-months ended April 30, 2011, which was $1,154,914 greater than the net loss of $879,595 for the nine-months ended April 30, 2010.  This change in our results over the two periods is primarily the result of an increase in professional fees, exploration costs and general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the nine-months ended April 30, 2011 and 2010:

	Nine-Months Ended
	April 30,		Increase (Decrease)
	2011	2010

Revenues	$0	$0	$0
Professional Fees	58,620	49,928	8,692
Exploration Costs	1,656,330	813,000	843,330
General and Administrative	318,771	16,040	302,731
Total Operating Expenses	2,033,721	878,968	1,154,753

(Loss) from Operations	(2,033,721)	(878,968)	(1,154,753)

Net Interest Income (Expense)	(788)	(627)	(181)

(Loss) from Operations Before Taxes	(2,034,509)	(879,595)	(1,154,914)

Net (Loss)	$(2,034,509)	$(879,595)	$(1,154,914)

Liquidity And Capital Resources

Our balance sheet as of April 30, 2011, reflects assets of $27,801. We had cash in the amount of $2,415 and a working capital deficit in the amount of $23,976 as of April 30, 2011. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	April 30, 2011	July 31, 2010

Current assets	$8,165	$24,552
Current liabilities	32,141	117,480
Working capital deficit	$(23,976)	$(92,928)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $3,492,551 and used cash in operations of $1,535,141 from inception. In addition, there is a working capital deficit of $23,976 and a stockholders’ deficiency of $4,340 as of April 30, 2011. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Nine-months Ended
	April 30,
	2011	2010

Net Cash Used in Operating Activities	$(901,981)	$(204,880)
Net Cash Used in Investing Activities	(2,099)	(26,462)
Net Cash Provided by Financing Activities	898,293	267,733
Net Increase (Decrease) in Cash	$(5,787)	$36,391

Operating Activities

Net cash flow used in operating activities during the nine-months ended April 30, 2010 was $901,981 – an increase of $697,101 from the $204,880 net cash outflow during the nine-months ended April 30, 2010. This increase in the cash used in operating activities was primarily due to the acquisition and operations on the Keeno Property and the Guadalupe Property, as well as operations on the Guadalupe Property.

Investing Activities

Cash used in investing activities during the nine-months ended April 30, 2011 was $2,099 – a decrease of $24,363 when compared to the figures during the nine-months ended April 30, 2010. This decrease in the cash used in investing activities was primarily due to the purchase of computer equipment and not having website development costs during the period.

Financing Activities

Financing activities during the six-months ended April 30, 2011, provided $898,293 to us, an increase of $630,560 from the $267,733 provided by financing activities during the nine-months ended April 30, 2010. During the nine-months ended April 30, 2011, the company received $900,000 in proceeds from the issuance of common stock, and used $1,707 to repay net loans payable to related parties.

The Company’s financial commitments under the Guadalupe Option Agreement total $900,000 in cash payments to Yale and the funding of a total of $2,000,000 worth of exploration and development on the Property before December 30, 2013. In connection with the Guadalupe Option and the Guadalupe Property, we recently learned that the validity of one of the two mining concessions that comprise the Guadalupe Property may have been questioned.  Although nothing formal has been provided to Yale or us, Yale has indicated that it recently learned that there may have been errors in connection with the registration of some concessions in the mining cadastre of the district of Fresnillo, Zacatecas. We have not yet been able to determine if an error did, in fact, occur, and we have not made any conclusions at this time.  We are continuing to investigate the matter to determine if the concessions are valid and to explore potential remedies if it is determined the concession is not valid.

The Company’s financial commitments under the Keeno Strike Option Agreement total $272,000 in cash payments to the Optionor which was paid on or before June 30, 2010 and the funding of a minimum of $750,000 worth of exploration and development on the Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012. However, we did not fund the $400,000 in exploration and development expenditures prior to April 30, 2011 and, as a result, are in default of the Keeno Strike Option Agreement. We anticipate negotiations with the Keeno Optionor will take place in order to discuss amending the terms of the Option Agreement, however, we cannont offer any assurance that such negotiation will be successful.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. While we have arranged for advances of up to $7,500,000 from ZUG, there can be no assurances that we will receive these funds from ZUG. As of April 30, 2011, $1,200,000 has been advanced to the Company by Zug Financing Group under the terms of the Equity Issuance Agreement.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of April 30, 2011, none of our properties has proven reserves.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to the financial statements section of this quarterly report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On February 1, 2011, we issued 37,500 shares of our common stock to an individual in consideration for consulting services rendered, pursuant to a consulting agreement.  Such shares were issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2) and from various similar state exemptions.

On February 1, 2011, we issued 10,000 shares of our common stock to an individual in consideration for consulting services rendered, pursuant to a consulting agreement.  Such shares were issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2).

As disclosed on our Current Report on Form 8-K filed with the SEC on April 29, 2010, on April 30, 2011 we issued 500,000 shares of common stock to certain individuals pursuant to the terms of the Keeno Strike Option Agreement in furtherance of our payments toward the ultimate exercise of our option to acquire a 72% interest in the Keeno Property.  All of the securities issued to the individuals are being issued in reliance upon certain exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 4(2) and from various similar state exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
Certificate of Amendment, effective June 23, 2010 (3)
3.3	Bylaws(1)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD AMERICAN MINING CORP.

Date: June 15, 2011	By:	/s/ Johannes Petersen
Johannes Petersen
Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors