Form 10-K
period 2011-07-31
GOLD AMERICAN MINING CORP.
filed 2011-11-23
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2011, was $10,986,263.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of November 21, 2010, was 89,804,393.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

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

To exercise the option, we must pay cash to Yale, issue restricted shares of Company common stock to Yale, and fund exploration and development expenditures on the Guadalupe Property.  The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013.  We are also obligated to fund a total of $2,000,000 worth of exploration and development on the Guadalupe Property by December 30, 2013.  Upon the execution and exercise of the Option, Yale will transfer a 90% undivided interest in the Guadalupe Property to the Company.  Yale will act as the operator for the project, and should the earn-in be completed, Yale will retain a 10% participating interest in the Guadalupe Property as well as a 2% NSR, which can be bought out in its entirety for $2,000,000.

In connection with the Guadalupe Option and Guadalupe Property, during the quarter ended April 30, 2011, we learned that the validity of one of the two mining concessions may have been questioned.  During the quarter ended July 31, 2011, enquiries were made regarding the possible legal challenge to the ownership of the Guadalupe Property and we learned that a third-party threatened to challenge it. We started preliminary negotiations with this third-party, through Yale, which didn’t lead to an agreement to solve the dispute. Subsequently, we learned that the third-party may have filed a lawsuit against the underlying owner of the Guadalupe Property. At this time, the situation remains unresolved and the Company has reached an understanding with Yale to stop making any further payments regarding the Guadalupe Option until the challenge to the ownership of the Guadalupe Property is resolved.

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in those certain 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (“Keeno Property”).  To exercise the Keeno Option, we must pay cash to the Optionor, issue restricted shares of Company common stock to Optionor, and fund exploration and development expenditures on the Keeno Property.  The cash payments contemplated under the agreement total $272,000 to be paid in installments on or before June 30, 2010, such payments having been completed as of the date of the filing of this Annual Report on Form 10-K. The number of Company shares to be issued to Optionor total 2,000,000 and are to be distributed in installments from the date of the definitive agreement through October 31, 2011.  The Company needs to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.  Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Optionor will transfer an undivided 72% interest in the Keeno Property to us. Instead, we have chosen not to exercise the option by not funding the $400,000 in work commitments which were due on or before April 30, 2011, and the Option Agreement has been terminated.

On August 4, 2010, Gold American Mining Corp (the “Company”) and three individuals collectively referred to as the “Optionor” entered into a mineral property option agreement to acquire 100% interest in an approximately 178 acres property located in Opodepe Municipality, Sonara Sate, Mexico (“La Escondida” project). To exercise the option the Company shall pay cash and fund exploration and development expenditures on the project. The cash payments contemplated in the agreement total $765,000 and are distributed in installments from the date of the agreement through December 31, 2012. In addition to the above payment schedule the Company will pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion. Effective December 22, 2010 the option agreement was terminated and no additional payments are due.

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

Mining Projects

Reference is made to the previous discussion of the Keeno Option Agreement and the Guadalupe Option Agreement, and the mining development projects thereon, as disclosed above.

Employees

As of November 11, 2011 we had no employees other than our sole director and officer.

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

During fiscal year 2011, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by us.  We did not incur material capital expenditures for environmental control facilities during fiscal year 2011.

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

Risks Associated with our Business

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred net losses of $2,603.217 and $1,351,087 for the fiscal years ended July 31, 2011 and 2010, respectively.  As a result, at July 31, 2011, we had an accumulated deficit of $4,061,259 and a total stockholders’ deficiency of $66,766. We have not yet generated any revenues. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mining properties.  We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Insufficient Cash Resources To Meet Our Business Objectives, All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2011, and 2010, respectively, with respect to their doubt about our ability to continue as a going concern.  As discussed in Note 7 to our financial statements for the year ended July 31, 2011, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

An Unsuccessful Material Strategic Transaction Or Relationship Could Result In Operating Difficulties And Other Harmful Consequences To Our Business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.  From time to time, we may engage in discussions regarding potential acquisitions or joint ventures.  Currently, we have entered into certain mining exploration and development agreements for mining properties in Nevada and Mexico, including the Keeno Strike Option Agreement (which at the time of filing this form 10K has been terminated) and the Guadalupe Option Agreement.  Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business and our results of operations.

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

Proposed Legislation Affecting The Mining Industry Could Have An Adverse Effect On Us.

During the past several years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, which governs mining claims and related activities on federal lands.  For example, a broad based bill to reform the General Mining Law of 1872, the Hardrock Mining and Reclamation Act of 2007 (H.R. 2262) was introduced in the U.S. House of Representatives on May 10, 2007, and was passed by the U.S. House of Representatives on November 1, 2007, and was submitted to the U.S. Senate where no further action was taken.  More recently, on January 27, 2009, the Hardrock Mining and Reclamation Act of 2009 (H.R. 699) was introduced.  If enacted, this act will have several negative impacts on us including but not limited to: requiring royalty payments of 8% of gross income from mining a claim on Federal land, or 4% of claims on Federal land that are subject to an existing permit; and prohibition of certain areas from being open to the location of mining claims, including wilderness study areas, areas of critical environmental concern and related areas.  Subcommittee hearings for the bill were held on February 26, 2009. This bill was proposed in a previous session of Congress and it didn’t come to a vote. Sessions of Congress last two years, and at the end of each session all proposed bills and resolutions that haven’t passed are cleared from the books.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently maintain our corporate offices at 10775 Double R Boulevard, Reno, NV 89521.  During the fiscal year ended July 31, 2011, we paid monthly rent of $225 for use of a virtual US corporate office, which we anticipate will be sufficient until we commence full operations.  Our interests in the Guadalupe Property and the Keeno Property are discussed above.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
January 31, 2011	$0.85	$0.244
April 30, 2011	$0.255	$0.103
July 31, 2011	$0.115	$0.010

Holders

As of November 21, 2011 there were nine (9) holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of November 21, 2011 we did not have any equity compensation plans.

Recent Sales Of Unregistered Securities

All sales of unregistered securities sold by the Company during the fiscal year ended July 31, 2011 have been reported on Current Reports on Form 8-K, as filed with the Commission.

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

To exercise the option, we must pay cash to Yale, issue restricted shares of Company common stock to Yale, and fund exploration and development expenditures on the Guadalupe Property.  The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013.  We are also obligated to fund a total of $2,000,000 worth of exploration and development on the Guadalupe Property by December 30, 2013.  Upon the execution and exercise of the Option, Yale will transfer a 90% undivided interest in the Guadalupe Property to the Company.  Yale will act as the operator for the project, and should the earn-in be completed, Yale will retain a 10% participating interest in the Guadalupe Property as well as a 2% NSR, which can be bought out in its entirety for $2,000,000.

In connection with the Guadalupe Option and Guadalupe Property, during the quarter ended April 30, 2011, we learned that the validity of one of the two mining concessions may have been questioned.  During the quarter ended July 31, 2011, enquiries were made regarding the possible legal challenge to the ownership of the Guadalupe Property and we learned that a third-party threatened to challenge it. We started preliminary negotiations with this third-party, through Yale, which didn’t lead to an agreement to solve the dispute. Subsequently, we learned that the third-party may have filed a lawsuit against the underlying owner of the Guadalupe Property. At this time, the situation remains unresolved and the Company has reached an understanding with Yale to stop making any further payments regarding the Guadalupe Option until the challenge to the ownership of the Guadalupe Property is resolved.

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in those certain 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (“Keeno Property”).  To exercise the Keeno Option, we must pay cash to the Optionor, issue restricted shares of Company common stock to Optionor, and fund exploration and development expenditures on the Keeno Property.  The cash payments contemplated under the agreement total $272,000 to be paid in installments on or before June 30, 2010, such payments having been completed as of the date of the filing of this Annual Report on Form 10-K. The number of Company shares to be issued to Optionor total 2,000,000 and are to be distributed in installments from the date of the definitive agreement through October 31, 2011.  The Company needs to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.  Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Optionor will transfer an undivided 72% interest in the Keeno Property to us. Instead, we have chosen not to exercise the option by not funding the $400,000 in work commitments which were due on or before April 30, 2011, and the Option Agreement has been terminated.

Results of Operations

Year ended July 31, 2011 compared to the year ended July 31, 2010

We had a net loss of $2,603,217 for the year ended July 31, 2011, which was $1,252,130 greater than the net loss of $1,351,087 for the year ended July 31, 2010.  This change in our results over the two periods is primarily the result of an increase of $1,083,872 in exploration costs, $165,575 in consulting expenses  and $9,772 in general and administrative expenses, which were partially offset by a decrease of $9,321 in professional fees.  The following table summarizes key items of comparison and their related increase (decrease) for the years ended July 31, 2011 and 2010:

	Year Ended
	July 31,		Increase
	2011	2010	(Decrease)

Revenues	$0	$0	$0
Professional Fees	65,234	74,555	(9,321)
Consulting Expenses	264,250	96,675	165,575
Exploration Costs	2,168,790	1,084,918	1,083,872
General and Administrative	103,892	94,120	9,772

Total Operating Expenses	2,602,166	1,350,268	1,251,898

(Loss) from Operations	(2,602,166)	(1,350,268)	(1,251,898)

Net Interest Income (Expense)	(1,051)	(819)	(232)

Loss from Operations Before Taxes	(2,603,217)	(1,351,087)	(1,252,130)

Net Loss	$(2,603,217)	(1,351,087)	(1,252,130)

Liquidity And Capital Resources

Our balance sheet as of July 31, 2011, reflects assets of $13,521. As we had cash in the amount of $5,226 and a working capital deficit in the amount of $69,887 as of July 31, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	Year Ended
	July 31,
	2011	2010

Current assets	$10,400	$24,552
Current liabilities	80,287	117,480
Working capital	$(69,887)	$(92,928)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,061,239 and used cash in operations of $1,552,140 from inception. In addition, there is a working capital deficiency of $69,889 and a stockholder’s deficiency of $66,766 as of July 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Year Ended
	July 31,
	2011	2010

Net Cash Used in Operating Activities	$(918,980)	$(540,321)
Net Cash Used in Investing Activities	(2,099)	(26,462)
Net Cash Provided by Financing Activities	918,103	570,374
Net Increase (Decrease) in Cash	$(2,976)	$3,591

Operating Activities

Net cash flow used in operating activities during the year ended July 31, 2011 was $918,980 – an increase of $378,659 from the $540,321 net cash outflow during the year ended July 31, 2010. This increase in the cash used in operating activities was primarily due to the acquisition and operations on the Keeno Property and the Guadalupe Property.

Investing Activities

Cash used in investing activities during the year ended July 31, 2011 was $2,099 – a decrease of $24,363 from the $26,462 net cash outflow during the year ended July 31, 2010. This decrease in the cash used in investing activities was primarily due to the one time cost of the corporate website in 2010.

Financing Activities

Financing activities during the year ended July 31, 2011, provided $918,103 to us, an increase of $347,729 from the $570,374 provided by financing activities during the year ended July 31, 2010. During the year ended July 31, 2011, the company received $900,000 in proceeds from the issuance of common stock and received $18,103 of net loans payable from related parties.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. While we have arranged for advances of up to $7,500,000 from ZUG, there can be no assurances that we will receive these funds from ZUG.  As of July 31, 2011, we had received an aggregate of $1,000,000 in net proceeds from ZUG under the Equity Issuance Agreement.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of July 31, 2011, none of our properties have proven reserves.

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
.
ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, as of July 31, 2011, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that there is a material weakness in internal control in management’s failure to issue stock certificates in a timely manner to shareholders, upon their meeting of all requirements to earn such shares, and therefore disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to, in general, provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2011, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2011, the Company determined that there were control deficiencies surrounding the reconciliation of authorized shares to issued shares which constituted a material weakness.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors.  Our Board of Directors has fixed the number of directors at one, and we currently have one director.

Our current director and officers are as follows:

Name	Age	Position

Johannes Petersen	39	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Mr. Petersen currently sits on the board of directors of American Power Corp (f/k/a Teen Glow Makeup Inc.), a U.S. public company currently quoted on the OTC Bulletin Board.

Mr. Petersen formerly worked for Hainan Mining Corporation Ltd, a U.K. private company, American Sierra Gold Corp. (f/k/a C.E. Entertainment, Inc.), a U.S. public company, currently quoted on the OTC Bulletin Board, Century Petroleum Corp. (f/k/a SOM Resources Inc.), a U.S. public company, currently quoted on the Pink Sheets, Dragon Gold Resources Inc. (n/k/a Edgeline Holdings, Inc.), a U.S. company previously listed on the OTC Bulletin Board, and formerly worked in Lima, Peru for the following: Peru Scan Trading SAC, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian securities regulation agency equivalent to the SEC).

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

Some of the factors, which the Board considers when evaluating proposed nominees, include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our Board of Directors, which at the time is composed of our sole director, has not established a separate compensation committee.  Instead, the Board of Directors reviews and approves executive compensation policies and practices, reviews, salaries and bonuses for our officer(s), decides on benefit plans, and considers other matters as may, from time to time, be referred to it.  Our Board continues to emphasize the important link between our performance, which ultimately benefits all shareholders, and the compensation of our executive.  Therefore, the primary goal of our executive compensation policy is to closely align the interests of the shareholders with the interests of the executive officer(s).  In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Johannes Petersen (President, CEO, CFO, Secretary and Director)	2011	0	0	0	0	0	0	90,000	(1)	90,000
	2010	0	0	0	0	0	0	22,500	(1)	22,500

John Fahlberg (Former President, Chief Executive Officer, Treasurer, Secretary and Director)	2010	0	0	0	0	0	0	0		0

Martha C. Fahlberg (Former Director)	2010	0	0	0	0	0	0	0		0

(1)	Mr. Petersen earns $7,500 per month based on a consulting arrangement with the Company for providing services as an executive officer of the Company.

None of our named executive officers received any compensation from us during the fiscal years ended July 31, 2011, and July 31, 2010, but for a consulting arrangement with Mr. Petersen as described below under “Management Agreements.”

Option Grants

As of July 31, 2011 we had not granted any options or stock appreciation rights to our named executive officers or directors.

Management Agreements

We have entered into a consulting arrangement with Johannes Petersen, our sole executive officer, pursuant to which, we pay Mr. Petersen $7,500 per month for providing consulting services in his capacity as Chief Executive Officer and Chief Financial Officer, however, such consulting arrangement is not pursuant to any written agreement.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2011.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of November 21, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of November 21, 2011, there were 89,804,393 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Johannes Petersen c/o Gold American Mining Corp. 10775 Double R Boulevard Reno, NV 89521	45,000,000	50.01%
All Officers and Directors as a Group		45,000,000	50.01%

Changes in Control

As of July 31, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

Securities authorized for issuance under equity compensation plans.

   As of July 31, 2011, we did not have any equity compensation plans in effect.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2011, and the review of our quarterly reports for such years amounted to $26,284.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2010, and the review of our quarterly reports for such year, amounted to $13,139.

Audit Related Fees. For the years ended July 31, 2011, and July 31, 2010, there were no fees billed for other audit related fees.

Tax Fees. For the years ended July 31, 2011, and July 31, 2010, we paid $0 and $0, respectively, for tax fees.

All Other Fees.  For the years ended July 31, 2011, and July 31, 2010, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended July 31, 2011.

PART IV

ITEM 15.  EXHIBITS

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

GOLD AMERICAN MINING CORP.

Date: November 21, 2011	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2011	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Johannes Petersen
Johannes Petersen	Sole Director	November 21, 2011

GOLD AMERICAN MINING CORP.
(F/K/A SILVER AMERICA, INC. AND THE GOLF ALLIANCE CORPORATION)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Gold American Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gold American Mining Corp. (An Exploration Stage Company) as of July 31, 2011 and 2010 and the related statements of operations and changes in stockholders’ equity/(deficiency) and cash flows for the years ended July 31, 2011 and 2010 and for the period from July 2, 2007 (Inception) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Gold American Mining Corp.  (an Exploration Stage Company) as of July 31, 2011 and 2010 and the results of its of operations and its cash flows for the years ended July 31, 2011 and 2010 and for the period from July 2, 2007 (Inception) to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company is in the exploration stage with minimal operations, has a net loss from inception of $4,061,259 and used cash in operations of $1,552,140 since inception. In addition, there is a working capital deficiency of $69,887 and a stockholders’ deficiency of $66,766 as of July 31, 2011. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning this matter are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A
Certified Public Accountants.

Boynton Beach, Florida
November 23, 2011

Gold American Mining, Corp.
(An Exploration Stage Company)
Balance Sheets

	July 31, 2011	July 31, 2010
ASSETS
Current Assets
Cash	$5,226	$8,202
Prepaid Expenses	5,174	16,350
Total Current Assets	10,400	24,552

Property and Equipment, net	3,121	24,247

Total Assets	$13,521	$48,799

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$22,043	$114,839
Accounts Payable - related party	37,500	-
Loans Payable - related party	20,744	2,641
Total Liabilities	80,287	117,480

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 89,804,393 and 86,343,560 issued and outstanding, respectively	898	863
Additional paid-in capital	3,993,595	1,388,498
Deficit accumulated during the exploration stage	(4,061,259)	(1,458,042)
Total Stockholders' Deficiency	(66,766)	(68,681)

Total Liabilities and Stockholders' Deficiency	$13,521	$48,799

See accompanying notes to audited financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Statements of Operations

			For the Period
	For the Years Ended		From July 2, 2007 (Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011
Operating Expenses
Professional fees	$65,234	$74,555	$211,250
Consulting Expense	264,250	96,675	365,925
Exploration Costs	2,168,790	1,084,918	3,253,708
General and administrative	103,892	94,120	228,190
Total Operating Expenses	2,602,166	1,350,268	4,059,073

Loss from Operations	(2,602,166)	(1,350,268)	(4,059,073)

Other Income/(Expenses)
Interest Income	20	2	22
Interest Expense	(1,071)	(821)	(2,208)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,603,217)	(1,351,087)	(4,061,259)

Provision for Income Taxes	-	-	-

NET LOSS	$(2,603,217)	$(1,351,087)	$(4,061,259)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	88,233,857	206,951,148

See accompanying notes to audited financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to July 31, 2011

						Deficit
					Additional	accumulated during	Total
	Preferred Stock		Common stock		paid-in	exploration	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-

Shares issued for services	-	-	37,500	0	48,375	-	48,375

Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	(68,681)

Shares issued for services	-	-	152,500	2	88,948	-	88,950

Shares issued in exchange for mining rights	-	-	1,600,000	16	1,615,984	-	1,616,000

Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	300,000

Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	5	399,995	-	400,000

Shares and warrants issued for cash ($0.25 per share)	-	-	800,000	8	199,992	-	200,000

In kind contribution of interest	-	-	-	-	182	-	182

Net loss for the year ended July 31, 2011		-	-	-	-	(2,603,217)	(2,603,217)

Balance, July 31, 2011	-	$-	89,804,393	$898	$3,993,595	$(4,061,259)	$(66,766)

See accompanying notes to audited financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period from
	For the Year Ended		July 2, 2007 (Inception) to
	July 31, 2011	July 31, 2010	July 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(2,603,217)	$(1,351,087)	$(4,061,259)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	8,972	2,215	11,187
Stock issued for mining rights	1,616,000	658,000	2,274,000
Impairment of website	14,253	-	14,253
Stock issued for services	88,950	48,375	137,325
In-kind contribution of services	-	4,320	16,920
In-kind contribution of interest	182	627	1,065
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(92,796)	113,579	22,043
Increase/(Decrease) in accounts payable - related party	37,500	-	37,500
(Increase)/Decrease in prepaid expenses	11,176	(16,350)	(5,174)
Net Cash Used In Operating Activities	(918,980)	(540,321)	(1,552,140)

Cash Flows From Investing Activities:
Advance receivable - related party	(1,123)	-	(1,123)
Repayment of advance receivable - related party	1,123	-	1,123
Purchase of fixed assets	(2,099)	(26,462)	(28,561)
Net Cash Used In Investing Activities	(2,099)	(26,462)	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	(23,881)	(39,295)	(66,276)
Expenses paid by shareholder on Company's behalf	-	60,871	60,871
Proceeds from loan payable-related party	41,984	48,798	111,282
Proceeds from issuance of common stock	900,000	500,000	1,480,050
Net Cash Provided by Financing Activities	918,103	570,374	1,585,927

Net Increase / (Decrease) in Cash	(2,976)	3,591	5,226

Cash at Beginning of Year/Period	8,202	4,611	-

Cash at End of Year/Period	$5,226	$8,202	$5,226

Supplemental disclosure of cash flow information:

Cash paid for interest	$888	$-	$948
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the year ended July 31,2010, the Company's principal stockholder forgave loans of $24,262.  The forgiveness was treated as contributed capital from the principal stockholder.

See accompanying notes to audited financial statements

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Gold American Mining, Corp. (an exploration stage company) (the "Company") was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007.  Gold American Mining, Corp. is a precious metal mineral acquisition, exploration and development company.

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

On June 23, 2010 the Company amended its articles of incorporation to change its name to Gold American Mining Corp.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At July 31, 2011 and July 31, 2010, the Company had no cash equivalents.

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

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

During the years ended July 31, 2011 and 2010, the Company recorded exploration costs of $2,168,790 and $1,084,918, respectively.

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

There were no impairment losses recorded during the years ended July 31, 2011 and 2010, respectively.

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset. During the years ended July 31, 2011 and 2010 the Company incurred $0 and $24,463, respectively, for website development costs.

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

There were no impairment losses recorded during the year ended July 31, 2010.  As of July 31, 2011, the website valued at $14,253 was fully impaired.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260,   “Earnings Per Share.”   As of July 31, 2011 and 2010 there were 990,530 and 136,364, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2011	2010
Expected income tax (recovery) expense at the statutory rate of 34%	$(885,094)	$(459,370)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	579,745	241,851
Mining Rights	-	104,080
Change in valuation allowance	305,349	113,439
Provision for income taxes	$-	$-

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

The components of deferred income tax in the accompanying balance sheets are as follows:

	2011	2010
Deferred income tax asset:
Net operating loss carryforwards	$554,298	$149,715
Valuation allowance	(554,298)	(149,715)
Deferred income taxes	$-	$-

At July 31, 2011 the company had net operating loss carryforwards of approximately $1,523,596 that may be offset against future taxable income. All other losses incurred by the Company in previous years are limited due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. These net operating loss carryforwards will expire at approximately $49,000 annually through the year ending 2030.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2030.

The net change in the valuation allowance for the year ended July 31, 2011 and 2010 was an approximate increase of $201,000 and $218,000, respectively.

The components of income tax expense related to continuing operations are as follows:

	2011	2010
Federal	$-	$-
Current	-	-
Deferred	$-	$-

State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

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

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaids, accounts payable, accrued expenses, accounts payable, related party and loans payable – related party approximate fair value based on the short-term maturity of these instruments.

(M) Reclassifications

Certain amounts in the 2010 information have been reclassified to conform with the 2011 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(N) Recent Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements.  In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.
The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

NOTE 2     PROPERTY AND EQUIPMENT

At July 31, 2011 and July 31, 2010, respectively, property and equipment is as follows:

	July 31, 2011	July 31, 2010
Website Development	$-	$24,463
Office Equipment	4,098	1,999
Less: accumulated depreciation	(977)	(2,215)
Total Property and Equipment	$3,121	$24,247

Depreciation/amortization expense for the years ended July 31, 2011 and 2010 and for the period from July 2, 2007 (Inception) to July 31, 2011 was $8,972, $2,215 and $11,187 respectively.

NOTE 3     STOCKHOLDER LOANS

During the year ended July 31, 2011, the principal stockholder loaned the Company $41,984 to pay Company expenses and was repaid $21,240 during the period.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $39,274 during the year. There was $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 5).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the year ended July 31, 2011.

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

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

 NOTE 4    STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share. As of July 31, 2011, none of the warrants had been exercised.

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (266,667 warrants) for a total of  $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  As of July 31, 2011, none of the warrants had been exercised.

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (187,499 warrants) for a total of $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.   As of July 31, 2011, none of the warrants had been exercised.

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (136,364 warrants) for a total of  $300,000 ($1.10/share).  Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share.  As of July 31, 2011, none of the warrants had been exercised.

On April 30, 2010, the Company issued 333,333 shares of common stock for $200,000 ($0.60/share).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/share).

On July 24, 2007, the Company issued 250,000,000 shares of common stock for $50 ($0.0000002/share).

(B) In-Kind Contribution

For the year ended July 31, 2011 the shareholder of the Company contributed $182 of interest on behalf of the Company (See Note 5).

For the year ended July 31, 2010 the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 5).

For the year ended July 31, 2010 the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 5).

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

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

(E) Stock Issued for Mining Rights

On July 31, 2011 the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 6).

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

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

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

(F) Stock Issued for Services

On May 1, 2011 the Company issued 10,000 shares of common stock having a fair value of $1,100 ($0.11/share) in exchange for consulting services (See Note 6).

On February 1, 2011 the Company issued 10,000 shares of common stock having a fair value of $2,400 ($0.24/share) in exchange for consulting services (See Note 6).

On February 1, 2011 the Company issued 37,500 shares of common stock having a fair value of $9,000 ($0.24/share) in exchange for consulting services (See Note 6).

On January 31, 2011 the Company issued 10,000 shares of common stock having a fair value of $2,500 ($0.25/share) in exchange for consulting services (See Note 6).

On November 1, 2010, the Company issued 37,500 shares of common stock having a fair value of $30,000 ($0.80/share) in exchange for consulting services (See Note 6).

On August 23, 2010, the Company issued 10,000 shares of common stock having a fair value of $8,700 ($0.87) in exchange for consulting services (See Note 6).

On August 1, 2010, the Company issued 37,500 shares of common stock having a fair value of $35,250 ($0.94/share) in exchange for consulting services.

On May 7, 2010, the Company issued 37,500 shares of common stock having a fair value of $48,375 ($1.29/share) in exchange for consulting services (See Note 6).

(G) Cash contributed on Company’s behalf

During the year ended July 31, 2010, the principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital (See Note 3 and 5).

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

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

(J)   Warrants Issued for Cash

The following tables summarize all warrant grants for the years ended July 31, 2011 and 2010, and the related changes during these periods are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31 ,2009	-	$-
Granted	136,364	$1.65
Exercised	-	$-
Forfeited	-	$-
Balance at July 31, 2010	136,364	$1.65
Granted	854,166	$0.79
Exercised	-	$-
Forfeited	-	$-
Balance at July 31, 2011	990,530	$0.91
Weighted Average Fair Value of Options Granted		$0.91

2011 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2011	Weighted Average Exercise Price
$0.38 - $1.65	990,530	1.13 years	$0.91	990,530	$0.91

2010 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2010	Weighted Average Exercise Price
$1.65	136,364	1.84 years	$1.65	136,364	$1.65

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

NOTE 5    RELATED PARTY TRANSACTIONS

During the year ended July 31, 2011, the Company paid $52,500 and accrued $37,500 to its President for consulting services.

During the year ended July 31, 2010, the Company paid $22,500 to its President for consulting services.

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand.  During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 3 and 4(G)).

During the year ended July 31, 2011, the principal stockholder loaned the Company $41,984 to pay Company expenses and was repaid $21,240 during the period.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  As of July 31, 2011 the outstanding balance of the loans was $20,744.  The Company has imputed an interest rate of 6% per anum upon the loans.  Accordingly, interest expense and an in-kind contribution to additional paid in capital of $182 was recorded as of and for the year ended July 31, 2011 (See Note 3 and 4(B)).

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There was $2,641 owed to the principal stockholder as of

July 31, 2010 (See Note 3).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the year ended July 31, 2011.

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

For the year ended July 31, 2009, the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 4(B).

For the year ended July 31, 2010, the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 4(B)).

For the year ended July 31, 2010, the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 4(B)).

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on Company’s behalf, which was recorded as an in kind contribution of capital (See Note 4(H)).

As of July 31, 2009, the shareholder of the Company contributed $12,600 of services on behalf of the Company (See Note 4 (B)).

NOTE 6    AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/share) and 136,364 warrants at $1.65 per unit.  On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.  On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of  $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share (See Note 4(A) and 4(J)).  None of the aforementioned warrants had been exercised as of July 31, 2011.

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. Effective February 1, 2011, the consulting services fee was reduced to $1,500 per month.  For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees.  For the year ended July 31, 2011 the Company issued 112,500 shares of common stock with a fair value of $74,250 and incurred $49,500 in consulting fees   (See Note 4(F)).  This agreement was terminated in April 2011.

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada (the “Property’).  To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010.  The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installments from the date of the agreement through October 31, 2011.  The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through April 30, 2012.   As of July 31, 2011, the Company issued 1,500,000 shares of common stock having a fair value of $1,515,000 (See Note 4(E)) and paid $272,000 in cash payment. As part of the $750,000 work commitment, the Company is to provide $400,000 on or before April 30, 2011 and $350,000 on or before April 30, 2012.  Finally, the Company is to issue 500,000 shares on October 31, 2011.

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

The Company incurred $0 in expenditures during the year ended July 31, 2011, therefore the agreement went into default and terminated as of July 31, 2011. Therefore, the Company issued the final 500,000 shares of common stock having a fair value of $505,000 as of July 31, 2011.

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

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

·
On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock.  On December 31, 2010, the Company paid $30,000 and issued 100,000 shares of common stock (See Note 4(E)).

·
On or before June 30, 2011, the Company was required to pay $50,000 and issue 100,000 shares of common stock. and have minimum expenditures of $400,000. As of July 31, 2011, Yale issued a waiver regarding the required cash payment and stock issuance.

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

Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.  As of July 31, 2011, the Company issued 300,000 shares of common stock having a fair value of $254,000 (See Note 4(E)),  paid $50,000 in cash payments .

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

GOLD AMERICAN CORP.
(AN EXPLORATION STAGE COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS
AS OF JULY 31, 2011 AND 2010

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

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the year ended July 31, 2011 the  Company issued 40,000 shares of common stock with a fair value of $14,700 and incurred $11,000 in consulting fees   (See Note 4(F)).  This agreement was terminated as of August 1, 2011.

NOTE 7    GOING CONCERN

As reflected in the accompanying audited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,061,259 and used cash in operations of $1,552,140 from inception. In addition, there is a working capital deficiency of $69,887 and a stockholders’ deficiency of $66,766 as of July 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production.  Management believes that actions presently being taken to obtain additional funding (see Notes 6 and 8) and continue to explore its mining rights provide the opportunity for the Company to continue as a going concern

NOTE 8    SUBSEQUENT EVENTS

Subsequent to July 31, 2011, the Company executed an unsecured, non-interest bearing, due on demand promissory note payable to its principal stockholder in the amount of $20,000 encompassing the $18,500 loaned to the Company during the year ended July 31, 2011 and an additional $1,500 loaned subsequent to year end.

In addition, subsequent to July 31, 2011, the principal stockholder loaned an additional $13,822 to the Company.  The loans were non-interest bearing, unsecured and due on demand.