Form 10-K/A
period 2011-07-31
GOLD AMERICAN MINING CORP.
filed 2011-12-14
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
to
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to GOLD AMERICAN MINING CORP.’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, filed with the Securities and Exchange Commission on November 23, 2011 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

1

PART IV

ITEM 15.  EXHIBITS

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(6)
3.4	Bylaws(1)
10.1	Stock Purchase Agreement by and between John Fahlberg and Johannes Petersen, dated February 12, 2010(3)
10.2	Letter of Intent by and between the Company and Yale Resources, Ltd., dated March 5, 2010(2)
10.3	Guadalupe Option Agreement between the Company and Yale Resources, dated April 26, 2010. (4)
10.4	Keeno Strike Option Agreement between the Company and Certain Individuals, dated April 28, 2010. (4)
10.5	Private Placement Subscription Agreement, dated April 30, 2010(5)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________
* Filed herewith.
** Previously filed.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on February 18, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on June 21, 2010.
(5)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

2

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD AMERICAN MINING CORP.

Date: December 14, 2011	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2011	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Johannes Petersen
Johannes Petersen	Sole Director	December 14, 2011

3