Form 10-Q
period 2011-10-31
GOLD AMERICAN MINING CORP.
filed 2011-12-15
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 333-147056

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction	(IRS Employer Identification
Of Incorporation or Organization)	Number)

10775 Double R Boulevard
Reno, Nevada	89521
(Address of Principal Executive Offices)	(Zip Code)

(775) 996 - 8200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐   No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 15, 2011, there were 89,804,393 shares of the registrant’s common stock issued and outstanding.

GOLD AMERICAN MINING CORP.

FORM 10-Q INDEX

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	October 31, 2011	July 31, 2011
	(Unaudited)

Current Assets
Cash	$1,934	$5,226
Prepaid Expenses	-	5,174
Total Current Assets	1,934	10,400

Property and Equipment, net	2,915	3,121

Total Assets	$4,849	$13,521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$21,152	$22,043
Accounts Payable - related party	45,000	37,500
Notes Payable - related party	20,000	18,500
Loans Payable - related party	14,241	2,244
Total Liabilities	100,393	80,287

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 89,804,393 and 89,804,393
issued and outstanding, respectively	898	898
Additional paid-in capital	3,993,926	3,993,595
Deficit accumulated during the exploration stage	(4,090,368)	(4,061,259)
Total Stockholders' Deficiency	(95,544)	(66,766)

Total Liabilities and Stockholders' Deficiency	$4,849	$13,521

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period
	For the Three Months Ended		From July 2, 2007 (Inception) to
	October 31, 2011	October 31, 2010	October 31, 2011
Operating Expenses
Professional fees	$11,938	$30,329	$223,188
Consulting Expense	7,500	103,350	373,425
Exploration Costs	6,021	623,952	3,259,729
General and administrative	3,319	26,306	231,509
Total Operating Expenses	28,778	783,937	4,087,851

Loss from Operations	(28,778)	(783,937)	(4,087,851)

Other Income/(Expenses)
Interest Income	-	14	22
Interest Expense	(331)	(470)	(2,539)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(29,109)	(784,393)	(4,090,368)

Provision for Income Taxes	-	-	-

NET LOSS	$(29,109)	$(784,393)	$(4,090,368)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	89,804,393	86,918,679

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to October 31, 2011
(Unaudited)

						Deficit accumulated	Total
					Additional	during	Stockholders'
	Preferred Stock		Common stock		paid-in	exploration	Equity
	Shares	Amount	Shares	Amount	capital	stage	/(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-

Shares issued for services	-	-	37,500	0	48,375	-	48,375

Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	(68,681)

Shares issued for services	-	-	152,500	2	88,948	-	88,950

Shares issued in exchange for mining rights	-	-	1,600,000	16	1,615,984	-	1,616,000

Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	300,000

Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	5	399,995	-	400,000

Shares and warrants issued for cash ($0.25 per share)	-	-	800,000	8	199,992	-	200,000

In kind contribution of interest	-	-	-	-	182	-	182

Net loss for the year ended July 31, 2011		-	-	-	-	(2,603,217)	(2,603,217)

Balance, July 31, 2011	-	-	89,804,393	898	3,993,595	(4,061,259)	(66,766)

In kind contribution of interest	-	-	-	-	331	-	331

Net loss for the three months ended October 31, 2011						(29,109)	(29,109)

Balance, October 31, 2011	-	$-	89,804,393	$898	$3,993,926	$(4,090,368)	$(95,544)

Gold American Mining, Corp.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period from July 2, 2007 (Inception) to
	October 31, 2011	October 31, 2010	October 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(29,109)	$(784,393)	$(4,090,368)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	206	2,260	11,393
Stock issued for mining rights	-	505,000	2,274,000
Impairment of website	-	-	14,253
Stock issued for services	-	43,950	137,325
In-kind contribution of services	-	-	16,920
In-kind contribution of interest	331	-	1,396
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(891)	(87,683)	21,152
Increase/(Decrease) in accounts payable - related party	7,500	-	45,000
(Increase)/Decrease in prepaid expenses	5,174	(139,558)	-
Net Cash Used In Operating Activities	(16,789)	(460,424)	(1,568,929)

Cash Flows From Investing Activities:
Advance receivable - related party	-	-	(1,123)
Repayment of advance receivable - related party	-	-	1,123
Purchase of fixed assets	-	(2,099)	(28,561)
Net Cash Used In Investing Activities	-	(2,099)	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	(18,584)	(66,276)
Expenses paid by shareholder on Company's behalf	-	-	60,871
Proceeds from loans payable-related party	11,997	19,479	104,779
Proceeds from notes payable-related party	1,500	-	20,000
Proceeds from issuance of common stock	-	700,000	1,480,050
Net Cash Provided by Financing Activities	13,497	700,895	1,599,424

Net Increase / (Decrease) in Cash	(3,292)	238,372	1,934

Cash at Beginning of Period	5,226	8,202	-

Cash at End of Period	$1,934	$246,574	$1,934

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$470	$948
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the year ended July 31,2010, the Company's principal stockholder forgave loans of $24,262. The forgiveness was treated as contributed capital from the principal stockholder.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2011 and July 31, 2011, the Company had no cash equivalents.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
(Unaudited)

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

During the three months ended October 31, 2011 and 2010, the Company recorded exploration costs of $6,021 and $623,952, respectively.

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

There were no impairment losses recorded during the three months ended October 31, 2011 and 2010, respectively.

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260,  “Earnings Per Share.”  As of October 31, 2011 and 2010 there were 990,530 and 593,030, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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
As of October 31, 2011
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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaids, accounts payable and accrued expenses, accounts payable-related party, notes payable-related party and loans payable – related party approximate fair value based on the short-term maturity of these instruments.

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
As of October 31, 2011
(Unaudited)

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

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
(Unaudited)

NOTE 2        PROPERTY AND EQUIPMENT

At October 31, 2011 and July 31, 2011, respectively, property and equipment is as follows:

	October 31, 2011 (Unaudited)	July 31, 2011
Website Development	$-	$-
Office Equipment	4,098	4,098
Less: accumulated depreciation	(1,183)	(977)
Total Property and Equipment	$2,915	$3,121

Depreciation/amortization expense for the three months ended October 31, 2011 and 2010 and for the period from July 2, 2007 (Inception) to October 31, 2011 was $206, $2,260 and $11,393 respectively.

During the year ended July 31, 2011, the Company determined that the website was fully impaired and recognized an impairment of $14,253.

NOTE 3        NOTES PAYABLE – RELATED PARTY

On October 10, 2011, the Company executed an unsecured, non-interest bearing, due on demand promissory note payable to its principal stockholder in the amount of $20,000 encompassing the $18,500 loaned to the Company during the year ended July 31, 2011 and an additional $1,500 loaned on August 22, 2011.  Pursuant to the terms of the note, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

NOTE 4        LOANS PAYABLE – RELATED PARTY

During the three months ended October 31, 2011, the principal stockholder loaned the Company $11,997 to pay Company expenses.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

During the year ended July 31, 2011, the principal stockholder loaned the Company $23,484 to pay Company expenses and was repaid $21,240 during the year.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $39,274 during the year. There was $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 6).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the year ended July 31, 2011.

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand.  During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 5(G) and 6).

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008 (See Note 6).

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
(Unaudited)

NOTE 5        STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share. As of October 31, 2011, none of the warrants had been exercised.

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (266,667 warrants) for a total of  $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  As of July 31, 2011, none of the warrants had been exercised.

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (187,499 warrants) for a total of $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.   As of October 31, 2011, none of the warrants had been exercised.

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (136,364 warrants) for a total of  $300,000 ($1.10/share).  Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share.  As of  October 31, 2011, none of the warrants had been exercised.

On April 30, 2010, the Company issued 333,333 shares of common stock for $200,000 ($0.60/share).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/share).

On July 24, 2007, the Company issued 250,000,000 shares of common stock for $50 ($0.0000002/share).

(B) In-Kind Contribution

For the three months ended October 31, 2011 the shareholder of the Company contributed $331 of interest on behalf of the Company (See Note 6).

For the year ended July 31, 2011 the shareholder of the Company contributed $182 of interest on behalf of the Company (See Note 6).

For the year ended July 31, 2010 the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 6).

For the year ended July 31, 2010 the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 6).

For the year ended July 31, 2009 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 6).

For the year ended July 31, 2009 the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 6).

For the year ending July 31, 2008 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 6).

For the year ending July 31, 2007 the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 6).

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
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

(E) Stock Issued for Mining Rights

On July 31, 2011 the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 7).

On April 30, 2011 the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 7).

On December 31, 2010, the Company issued 100,000 shares of common stock having a fair value of $101,000 ($1.01/share) in exchange for mining rights (See Note 7).

On October 31, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 7).

On June 30, 2010, the Company issued 100,000 shares of common stock having a fair value of $52,000 ($0.52/share) in exchange for mining rights (See Note 7).

On April 26, 2010, the Company issued 100,000 shares of common stock having a fair value of $101,000 ($1.01/share) in exchange for mining rights (See Note 7).

On April 28, 2010, the Company issued 500,000 shares of common stock having a fair value of $505,000 ($1.01/share) in exchange for mining rights (See Note 7).

(F) Stock Issued for Services

On May 1, 2011 the Company issued 10,000 shares of common stock having a fair value of $1,100 ($0.11/share) in exchange for consulting services (See Note 7).

On February 1, 2011 the Company issued 10,000 shares of common stock having a fair value of $2,400 ($0.24/share) in exchange for consulting services (See Note 7).

On February 1, 2011 the Company issued 37,500 shares of common stock having a fair value of $9,000 ($0.24/share) in exchange for consulting services (See Note 7).

On January 31, 2011 the Company issued 10,000 shares of common stock having a fair value of $2,500 ($0.25/share) in exchange for consulting services (See Note 7).

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
(Unaudited)

On November 1, 2010, the Company issued 37,500 shares of common stock having a fair value of $30,000 ($0.80/share) in exchange for consulting services (See Note 7).

On August 23, 2010, the Company issued 10,000 shares of common stock having a fair value of $8,700 ($0.87) in exchange for consulting services (See Note 7).

On August 1, 2010, the Company issued 37,500 shares of common stock having a fair value of $35,250 ($0.94/share) in exchange for consulting services (See Note 7).

On May 7, 2010, the Company issued 37,500 shares of common stock having a fair value of $48,375 ($1.29/share) in exchange for consulting services (See Note 7).

(G) Cash contributed on Company’s behalf

During the year ended July 31, 2010, the principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital (See Note 4 and 6).

(H) Expenses paid on Company’s behalf

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 6).

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

(J)   Warrants Issued for Cash

The following tables summarize all warrant grants for the three months ended October 31, 2011 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants

Balance at July 31, 2011	990,530	$.91
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance at October 31, 2011	990,530	$0.91
Weighted Average Fair Value of Warrants Granted		$0.91

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
(Unaudited)

2011 Outstanding Warrants	Warrants Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2011	Weighted Average Exercise Price
$0.38 - $1.65	990,530	0.88 years	$0.91	990,530	$0.91

2010 Outstanding Warrants	Warrants Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2010	Weighted Average Exercise Price
$1.13 - $1.65	593,030	0.59 years	$1.27	593,030	$1.27

NOTE 6       RELATED PARTY TRANSACTIONS

For the three months ended October 31, 2011 the shareholder of the Company contributed $331 of interest on behalf of the Company (See Note 4).

During the three months ended October 31, 2011, the principal stockholder loaned the Company $11,997 to pay Company expenses.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 4).

During the three months ended October 31, 2011, the Company paid $0 and accrued an additional $7,500 to its President for consulting services. The total amount owed to the President for consulting services is $45,000 as of October 31, 2011.

On October 10, 2011, the Company executed an unsecured, non-interest bearing, due on demand promissory note payable to its principal stockholder in the amount of $20,000 encompassing the $18,500 loaned to the Company during the year ended July 31, 2011 and an additional $1,500 loaned on August 22, 2011.  Pursuant to the terms of the note, the loans are non-interest bearing, unsecured and due on demand (See Note 3).

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
(Unaudited)

During the year ended July 31, 2011, the Company paid $52,500 and accrued $37,500 to its President for consulting services.

During the year ended July 31, 2010, the Company paid $22,500 to its President for consulting services.

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand.  During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 4 and 5(G)).

During the year ended July 31, 2011, the principal stockholder loaned the Company $23,484 to pay Company expenses and was repaid $21,240 during the year ended July 31, 2011.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  As of July 31, 2011 the outstanding balance of the loans was $20,744.  The Company has imputed an interest rate of 6% per anum upon the loans.  Accordingly, interest expense and an in-kind contribution to additional paid in capital of $182 was recorded as of and for the year ended July 31, 2011 (See Note 4 and 5(B)).

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $ 39,274 during the year. There was $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 4).  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.  The Company repaid the $2,641 to the principal stockholder during the year ended July 31, 2011.

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008.  At October 31, 2007, the Company had recorded $60 of related accrued interest payable.  The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008 (See Note 4).

For the year ended July 31, 2009, the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 5(B).

For the year ended July 31, 2010, the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 5(B)).

For the year ended July 31, 2010, the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 5(B)).

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on Company’s behalf, which was recorded as an in kind contribution of capital (See Note 5(H)).

As of July 31, 2009, the shareholder of the Company contributed $12,600 of services on behalf of the Company (See Note 5 (B)).

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
(Unaudited)

NOTE 7        AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/share) and 136,364 warrants at $1.65 per unit.  On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.  On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share (See Note 5(A) and 5(J)).  None of the aforementioned warrants had been exercised as of October 31, 2011.

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. Effective February 1, 2011, the consulting services fee was reduced to $1,500 per month.  For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees.  For the three months ended October 31, 2010, the Company issued 37,500 shares of common stock with a fair value of $36,250 and paid $22,500 in consulting fees (See Note 5(F)).  This agreement was terminated in April 2011.

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada (the “Property’).  To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010.  The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installments from the date of the agreement through October 31, 2011.  The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through April 30, 2012.   As of July 31, 2011, the Company issued 1,500,000 shares of common stock having a fair value of $1,515,000 (See Note 5(E)) and paid $272,000 in cash payment. As part of the $750,000 work commitment, the Company is to provide $400,000 on or before April 30, 2011 and $350,000 on or before April 30, 2012.  Finally, the Company is to issue 500,000 shares on October 31, 2011.

The Company incurred $0 in expenditures during the year ended July 31, 2011, therefore the agreement went into default and terminated as of July 31, 2011. Therefore, the Company issued the final 500,000 shares of common stock having a fair value of $505,000 as of July 31, 2011.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
(Unaudited)

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

To exercise the option the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company is also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013 according the following schedule:

·	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit

·	Upon signing of a Definite Agreement the Company paid $10,000 and issued 100,000 shares of common stock having a fair value of $101,000

·	For the year ended July 31, 2010 the Company paid $20,000 and issued 100,000 shares of common stock (See Note 5(E)).

·
On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock.  On December 31, 2010, the Company paid $30,000 and issued 100,000 shares of common stock (See Note 5(E)).

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

Upon the execution and exercise of the option, Yale will transfer a 90% undivided interest in the property to the Company.  As of July 31, 2011, the Company issued 300,000 shares of common stock having a fair value of $254,000 (See Note 5(E)) and paid $50,000 in cash payments.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2011
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

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the three months ended October 31, 2010, the Company issued 10,000 shares of common stock with a fair value of $8,700 and paid $2,000 in consulting fees   (See Note 5(F)).   This agreement was terminated as of August 1, 2011.

NOTE 8        GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,090,368 and used cash in operations of $1,568,929 from inception. In addition, there is a working capital deficiency of $98,459 and a stockholders’ deficiency of $95,544 as of October 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9   SUBSEQUENT EVENT

Subsequent to October 31, 2011, the principal stockholder loaned the Company $22,499 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

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

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in those certain 12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (“Keeno Property”).  To exercise the Keeno Option, we must pay cash to the Optionor, issue restricted shares of Company common stock to Optionor, and fund exploration and development expenditures on the Keeno Property.  The cash payments contemplated under the agreement total $272,000 to be paid in installments on or before June 30, 2010, such payments having been completed as of the date of the filing of this Annual Report on Form 10-K. The number of Company shares to be issued to Optionor total 2,000,000 and are to be distributed in installments from the date of the definitive agreement through October 31, 2011.  The Company needs to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.  Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Optionor will transfer an undivided 72% interest in the Keeno Property to us. Instead, we have chosen not to exercise the option by not funding the $400,000 in work commitments, which were due on or before April 30, 2011, and the Option Agreement has been terminated.

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

Results of Operations

Three-months ended October 31, 2011 compared to the three-months ended October 31, 2010

We had a net loss of $29,109 for the three-months ended October 31, 2011, which was $755,284 lower than the net loss of $784,393 for the three-months ended October 31, 2010.  This change in our results over the two periods is primarily the result of decreases in professional fees, consulting expenses, exploration costs and general and administrative expenses due to the termination of various consulting agreements and option agreements.  The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended October 31, 2011 and 2010:

	Three-Months Ended
	October 31,		Increase
	2011	2010	(Decrease)

Revenues	$0	$0	$0
Professional Fees	11,938	30,329	(18,391)
Consulting Expenses	7,500	103,350	(95,850)
Exploration Costs	6,021	623,952	(617,931)
General and Administrative	3,319	26,306	(22,987)

Total Operating Expenses	28,778	783,937	(755,159)

(Loss) from Operations	(28,778)	(783,937)	755,159

Net Interest Income (Expense)	(331)	(456)	125

Loss from Operations Before Taxes	(29,109)	(784,393)	755,284

Net Loss	$(29,109)	(784,393)	755,284

Liquidity And Capital Resources

Our balance sheet as of October 31, 2011, reflects assets of $4,849. We had cash in the amount of $1,934 and a working capital deficit in the amount of $98,459 as of October 31, 2011. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	October 31, 2011	July 31, 2011

Current assets	$1,934	$10,400
Current liabilities	100,393	80,287
Working capital deficit	$(98,459)	$(69,887)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,090,368 and used cash in operations of $1,568,929 from inception. In addition, there is a working capital deficiency of $98,459 and a stockholder’s deficiency of $95,544 as of October 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Three-months Ended
	October 31,
	2011	2010

Net Cash Used in Operating Activities	$(16,789)	$(460,424)
Net Cash Used in Investing Activities	0	(2,099)
Net Cash Provided by Financing Activities	13,497	700,895
Net Increase (Decrease) in Cash	$(3,292)	$238,372

Operating Activities

Net cash flow used in operating activities during the three-months ended October 31, 2011 was $16,789 – a decrease of $443,635 from the $460,424 net cash outflow during the three-months ended October 31, 2010. This decrease in the cash used in operating activities was primarily due to the significantly lower level of exploration activities of the Company.

Investing Activities

Cash used in investing activities during the three-months ended October 31, 2011 was nil – a decrease of $2,099 when compared to the figures during the three-months ended October 31, 2010. This decrease in the cash used in investing activities was primarily due to the purchase of computer equipment.

Financing Activities

Financing activities during the three-months ended October 31, 2011, provided $13,497 to us, a decrease of $687,398 from the $700,895 provided by financing activities during the three-months ended October 31, 2010. During the three-months ended October 31, 2011, the company received $13,497 as loans from related parties.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. While we have arranged for advances of up to $7,500,000 from ZUG, there can be no assurances that we will receive these funds from ZUG. As of October 31, 2011, $1,200,000 has been advanced to the Company by Zug Financing Group under the terms of the Equity Issuance Agreement.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of October 31, 2011, none of the Company’s projects have proven reserves.

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

ITEM 1A.     RISK FACTORS

Not Applicable.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        (REMOVED AND RESERVED).

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010 (2)
3.3	Certificate of Amendment, effective June 23, 2010 (6)
3.4	Bylaws (1)
10.1	Stock Purchase Agreement by and between John Fahlberg and Johannes Petersen, dated February 12, 2010 (3)
10.2	Letter of Intent by and between the Company and Yale Resources, Ltd., dated March 5, 2010 (2)
10.3	Guadalupe Option Agreement between the Company and Yale Resources, dated April 26, 2010 (4)
10.4	Keeno Strike Option Agreement between the Company and Certain Individuals, dated April 28, 2010. (4)
10.5	Private Placement Subscription Agreement, dated April 30, 2010 (5)
10.6	Equity Financing Agreement between the Company and ZUG Financing Group S.A., dated May 7, 2010 (7)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
______________________________
*	Filed herewith

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on February 18, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on June 21, 2010.
(5)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(7)	Incorporated by reference from Form 8-K filed with the SEC on May 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD AMERICAN MINING CORP.

Date: December 15, 2011	By:	/s/ Johannes Petersen
	Name:	Johannes Petersen
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors