Form 10-Q
period 2012-01-31
GOLD AMERICAN MINING CORP.
filed 2012-03-16
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑        No ☐

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

As of March 16, 2012, there were 89,804,393 shares of the registrant’s common stock issued and outstanding.

GOLD AMERICAN MINING CORP.

FORM 10-Q INDEX

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

PAGE 2	CONDENSED BALANCE SHEETS AS OF JANUARY 31, 2012 (UNAUDITED) AND JULY 31, 2011
PAGE 3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)
PAGE 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY /(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)
PAGE 5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JANUARY 31, 2012 (UNAUDITED)
PAGES 6 - 18	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	January 31, 2012	July 31, 2011
	(Unaudited)

Current Assets
Cash	$3,871	$5,226
Prepaid Expenses	-	5,174
Total Current Assets	3,871	10,400

Property and Equipment, net	2,709	3,121

Total Assets	$6,580	$13,521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$25,427	$22,043
Accounts Payable - related party	52,500	37,500
Notes Payable - related party	20,000	18,500
Loans Payable - related party	37,268	2,244
Total Liabilities	135,195	80,287

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 89,804,393 and 89,804,393
issued and outstanding, respectively	898	898
Additional paid-in capital	3,994,644	3,993,595
Deficit accumulated during the exploration stage	(4,124,157)	(4,061,259)
Total Stockholders' Deficiency	(128,615)	(66,766)

Total Liabilities and Stockholders' Deficiency	$6,580	$13,521

See accompanying notes to unaudited condensed financial statements.

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		From July 2, 2007 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011	January 31, 2012
Operating Expenses
Professional fees	$18,610	$22,041	$30,548	$52,370	$241,798
Consulting Expense	7,500	-	15,000	-	380,925
Exploration Costs	-	521,049	6,021	1,145,001	3,259,729
General and administrative	6,961	126,274	10,280	255,930	238,470
Total Operating Expenses	33,071	669,364	61,849	1,453,301	4,120,922

Loss from Operations	(33,071)	(669,364)	(61,849)	(1,453,301)	(4,120,922)

Other Income/(Expenses)
Interest Income	-	6	-	20	22
Interest Expense	(718)	(298)	(1,049)	(768)	(3,257)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(33,789)	(669,656)	(62,898)	(1,454,049)	(4,124,157)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(33,789)	$(669,656)	$(62,898)	$(1,454,049)	$(4,124,157)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	89,804,393	87,923,706	89,804,393	87,423,259

See accompanying notes to unaudited condensed financial statements.

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to January 31, 2012
(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Deficit accumulated during exploration	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-

Shares issued for services	-	-	37,500	0	48,375	-	48,375

Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	(68,681)

Shares issued for services	-	-	152,500	2	88,948	-	88,950

Shares issued in exchange for mining rights	-	-	1,600,000	16	1,615,984	-	1,616,000

Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	300,000

Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	5	399,995	-	400,000

Shares and warrants issued for cash ($0.25 per share)	-	-	800,000	8	199,992	-	200,000

In kind contribution of interest	-	-	-	-	182	-	182

Net loss for the year ended July 31, 2011		-	-	-	-	(2,603,217)	(2,603,217)

Balance, July 31, 2011	-	-	89,804,393	898	3,993,595	(4,061,259)	(66,766)

In kind contribution of interest	-	-	-	-	1,049	-	1,049

Net loss for the six months ended January 31, 2012	-	-	-	-	-	(62,898)	(62,898)

Balance, January 31, 2012	-	$-	89,804,393	$898	$3,994,644	$(4,124,157)	$(128,615)

See accompanying notes to unaudited condensed financial statements.

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the Period from July 2, 2007 (Inception) to
	January 31, 2012	January 31, 2011	January 31, 2012

Cash Flows From Operating Activities:
Net Loss	$(62,898)	$(1,454,049)	$(4,124,157)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	412	4,521	11,599
Stock issued for mining rights	-	605,999	2,274,000
Impairment of website	-	-	14,253
Stock issued for services	-	76,450	137,325
In-kind contribution of services	-	-	16,920
In-kind contribution of interest	1,049	-	2,114
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	3,384	(62,107)	25,427
Increase in accounts payable - related party	15,000	-	52,500
(Increase)/Decrease in prepaid expenses	5,174	10,600	-
Net Cash Used In Operating Activities	(37,879)	(818,586)	(1,590,019)

Cash Flows From Investing Activities:
Advance receivable - related party	-	(1,123)	(1,123)
Repayment of advance receivable - related party	-	-	1,123
Purchase of fixed assets	-	(2,099)	(28,561)
Net Cash Used In Investing Activities	-	(3,222)	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	(25,004)	(66,276)
Expenses paid by shareholder on Company's behalf	-	-	60,871
Proceeds from loans payable-related party	35,024	22,363	127,806
Proceeds from notes payable-related party	1,500	-	20,000
Proceeds from issuance of common stock	-	840,033	1,480,050
Net Cash Provided by Financing Activities	36,524	837,392	1,622,451

Net Increase / (Decrease) in Cash	(1,355)	15,584	3,871

Cash at Beginning of Period	5,226	8,202	-

Cash at End of Period	$3,871	$23,786	$3,871

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$768	$948
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the year ended July 31,2010, the Company's principal stockholder forgave loans of $24,262. The forgiveness was treated as contributed capital from the principal stockholder.

See accompanying notes to unaudited condensed financial statements.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2012 and July 31, 2011, the Company had no cash equivalents.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
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

During the six months ended January 31, 2012 and 2011, the Company recorded exploration costs of $6,021 and $1,145,001, respectively.

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

There were no impairment losses recorded during the six months ended January 31, 2012 and 2011, respectively.

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260,   “Earnings Per Share.”   As of January 31, 2012 and 2011 there were 990,530 and 990,530, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
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

(M) Reclassifications

Certain amounts in the 2011 information have been reclassified to conform with the 2012 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(N) Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU should be applied retrospectively.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
(Unaudited)

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
(Unaudited)

NOTE 2      PROPERTY AND EQUIPMENT

At January 31, 2012 and July 31, 2011, respectively, property and equipment is as follows:

	January 31, 2012 (Unaudited)	July 31, 2011
Website Development	$-	$-
Office Equipment	4,098	4,098
Less: accumulated depreciation	(1,389)	(977)
Total Property and Equipment	$2,709	$3,121

Depreciation/amortization expense for the six months ended January 31, 2012 and 2011 and for the period from July 2, 2007 (Inception) to January 31, 2012 was $412, $2,260 and $11,599 respectively.

During the year ended July 31, 2011, the Company determined that the website was fully impaired and recognized an impairment of $14,253

NOTE 3      NOTES PAYABLE –RELATED PARTY

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

NOTE 4      LOANS PAYABLE – RELATED PARTY

During the six months ended January 31, 2012, the principal stockholder loaned the Company $35,024 to pay Company expenses.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

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

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
(Unaudited)

NOTE 5     STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share. As of January 31, 2012, none of the warrants had been exercised.

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (266,667 warrants) for a total of  $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  As of January 31, 2012, none of the warrants had been exercised.

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (187,499 warrants) for a total of $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.   As of January 31, 2012, none of the warrants had been exercised.

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (136,364 warrants) for a total of  $300,000 ($1.10/share).  Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share.  As of  January 31, 2012, none of the warrants had been exercised.

On April 30, 2010, the Company issued 333,333 shares of common stock for $200,000 ($0.60/share).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/share).

On July 24, 2007, the Company issued 250,000,000 shares of common stock for $50 ($0.0000002/share).

(B) In-Kind Contribution

For the six months ended January 31, 2012 the shareholder of the Company contributed $1,049 of interest on behalf of the Company (See Note 6).

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

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
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

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
(Unaudited)

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

(J) Warrants Issued for Cash

The following tables summarize all warrant grants for the six months ended January 31, 2012 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants

Balance at July 31, 2011	990,530	$.91
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance at January 31, 2012	990,530	$0.91

Weighted Average Fair Value of Options Granted		$0.91

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
(Unaudited)

2012 Outstanding Warrants	Warrants Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2012	Weighted Average Exercise Price
$0.38 - $1.65	990,530	0.63 years	$0.91	990,530	$0.91

2011 Outstanding Warrants	Warrants Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2011	Weighted Average Exercise Price
$0.38 - $1.65	990,530	1.62 years	$.91	990,030	$0.91

NOTE 6      RELATED PARTY TRANSACTIONS

For the six months ended January 31, 2012 the shareholder of the Company contributed $1,049 of interest on behalf of the Company (See Note 4).

During the six months ended January 31, 2012, the principal stockholder loaned the Company $35,024 to pay Company expenses.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 4).

During the six months ended January 31, 2012, the Company paid $0 and accrued an additional $15,000 to its President for consulting services. The total amount owed to the President for consulting services is $52,500 as of January 31, 2012.

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

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
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

NOTE 7      AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. This agreement expired on December 31, 2011 and it was not extended. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/share) and 136,364 warrants at $1.65 per unit.  On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.  On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share (See Note 5(A) and 5(J)).  None of the aforementioned warrants had been exercised as of January 31, 2012.

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. Effective February 1, 2011, the consulting services fee was reduced to $1,500 per month.  For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees.  For the six months ended January 31, 2011, the Company issued 75,000 shares of common stock with a fair value of $65,250 and paid $45,000 in consulting fees (See Note 5(F)).  This agreement was terminated in April 2011.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
(Unaudited)

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada (the “Property’).  To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010.  The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installments from the date of the agreement through January 31, 2012.  The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through April 30, 2012.   As of July 31, 2011, the Company issued 1,500,000 shares of common stock having a fair value of $1,515,000 (See Note 5(E)) and paid $272,000 in cash payment. As part of the $750,000 work commitment, the Company is to provide $400,000 on or before April 30, 2011 and $350,000 on or before April 30, 2012.  Finally, the Company is to issue 500,000 shares on January 31, 2012.

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

To exercise the option the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares to be issued to Yale total 1,000,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company is also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013 according the following schedule:

●	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit

●	Upon signing of a Definite Agreement the Company paid $10,000 and issued 100,000 shares of common stock having a fair value of $101,000

●	For the year ended July 31, 2010 the Company paid $20,000 and issued 100,000 shares of common stock (See Note 5(E)).

●
On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock.  On December 31, 2010, the Company paid $30,000 and issued 100,000 shares of common stock (See Note 5(E)).

●
On or before June 30, 2011, the Company was required to pay $50,000 and issue 100,000 shares of common stock. and have minimum expenditures of $400,000. As of July 31, 2011, Yale issued a waiver regarding the required cash payment and stock issuance.

●
On or before December 30, 2011, the company will pay $50,000 and issue 100,000 shares of common stock.  The Company did not pay this required cash payment and stock issuance because effective February 21, 2012, the agreement was terminated and no additional cash payments and share issuances are due.  The agreement is no longer in effect.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
(Unaudited)

●	On or before June 30, 2012, the Company will pay $75,000 and issue 100,000 shares of common stock

●	On or before December 30, 2012, the company will pay $100,000, issue 100,000 shares of common stock and have minimum expenditures of an additional $700,000

●	On or before June 30, 2013, the Company will pay $200,000 and issue 100,000 share of common stock

●	On or before December 30, 2013, the Company will pay $355,000, issue an 200,000 shares of common stock and have minimum expenditures of an additional $900,000

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

 On August 4, 2010, Gold American Mining Corp (the “Company”) and three individuals collectively referred to as the “Optionor” entered into a mineral property option agreement.  The Company acquired a 100% interest in an approximately 178 acres property located in Opodepe Municipality, Sonara Sate, Mexico.  To exercise the option the Company shall pay cash and fund exploration and development expenditures on the Property.  The cash payments contemplated in the agreement total $765,000 and are distributed in installments from the date of the agreement through December 31, 2012, in the following installments:

●	Upon the execution of the agreement the Company paid $40,000 on August 23, 2010.

●	On or before December 23, 2010 the Company will pay $50,000.

●	On or before June 23, 2011 the Company will pay $50,000.

●	On or before December 23, 2011 the Company will pay $50,000.

●	On or before June 23, 2012, the Company will pay $175,000.

●	On or before December 23, 2012 the Company will pay $400,000.

In addition to the above payment schedule the Company will pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion.  Effective December 22, 2010 the agreement has been terminated and no additional payments are due.

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the six months ended January 31, 2011 the Company issued 20,000 shares of common stock with a fair value of $11,200 and paid $5,000 in consulting fees   (See Note 5(F)).   This agreement was terminated as of August 1, 2011.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements as of January 31, 2012
(Unaudited)

NOTE 8      GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,124,157 and used cash in operations of $1,590,019 from inception. In addition, there is a working capital deficiency of $131,324 and a stockholders’ deficiency of $128,615 as of January 31, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 9      SUBSEQUENT EVENTS

Subsequent to January 31, 2012, the principal stockholder loaned the Company $6,364 to pay Company expenses.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

Effective February 21, 2012, the agreement between the Company and Yale Resources was terminated and no additional cash payments and share issuances are due.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Gold American Mining Corp (the “Company”)  is a precious metal mineral acquisition, exploration and development company, formed in Nevada on July 2, 2007.  At the time of our incorporation, we were incorporated under the name “The Golf Alliance Corporation,” and our original business plan was to act as a service-based firm that would provide opportunities for golfers to play on private courses normally closed to them because of membership requirements.  On February 12, 2010, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and John Fahlberg.  Further, on March 5, 2010, we effected a name change to “Silver America, Inc.” and at the same time effected a 50-for-1 forward stock split and increased our authorized capital from 100,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share, to 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001. In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.  On June 23, 2010, we effected a name change from Silver America, Inc., to “Gold American Mining Corp.” in order to better reflect the nature of our operations as a precious metal mining and exploration company, with a more specific emphasis on gold exploration.

Our plan of operation is to option, acquire, explore and develop precious metals properties in North America in order to ascertain whether they possess economic quantities of gold and/or silver in accordance with available funds. At present, the Company doesn’t have any material agreements with respect to its intended primary business.

Recent Business Developments

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

Pursuant to the terms of the Option, we were to pay cash to Yale, issue restricted shares of Company’s common stock to Yale, and fund exploration and development expenditures on the Guadalupe Property.  The cash payments contemplated under the agreement totaled $900,000 and were to be distributed in installments from the date of the LOI through December 30, 2013.  The number of Company shares to be issued to Yale total 1,000,000 and were to be distributed in installments from the date of the definitive agreement through December 30, 2013.  The Company was also obligated to fund a total of $2,000,000 worth of exploration and development on the Guadalupe Property by December 30, 2013.  Upon the execution and exercise of the Option, Yale was to transfer a 90% undivided interest in the Guadalupe Property to the Company and act as the operator for the project, should the earn-in be completed,  in exchange for a 10% participating interest in the Guadalupe Property as well as a 2% NSR.

While conducting due diligence in connection with the Guadalupe Option and Guadalupe Property, during the quarter ended April 30, 2011, we learned that the validity of one of the two mining concessions may have been questionable.  During the quarter ended July 31, 2011, enquiries were made regarding a possible legal challenge to the ownership of the Guadalupe Property and we learned that a third-party threatened to challenge title. Although we started preliminary negotiations with this third-party, through Yale, the negotiations did not lead to an agreement to solve the dispute. Subsequently, we learned that the third-party may have filed a lawsuit against the underlying owner of the Guadalupe Property.  Effective February 21, 2012 the option agreement was terminated and no additional payments are due.

On April 28, 2010, we entered into a definitive option agreement (the “Keeno Strike Option Agreement”) with four individuals (collectively, the “Optionor”) with respect to our acquisition of an exclusive option (the “Keeno Option”) to purchase an undivided 72% interest in  12 mining claims and a mill site claim containing approximately 245 acres, located in Clark County, Nevada (“Keeno Property”).  To exercise the Keeno Option, we were to pay cash to the Optionor, issue restricted shares of Company’s common stock to Optionor, and fund exploration and development expenditures on the Keeno Property.  The cash payments contemplated under the agreement totaled $272,000 to be paid in installments on or before June 30, 2010, such payments having been completed as of the date of the filing of our last Annual Report on Form 10-K. The number of Company shares to be issued to Optionor totaled 2,000,000 and were to be distributed in installments from the date of the definitive agreement through October 31, 2011.  The Company needed to fund a minimum of $750,000 worth of exploration and development on the Keeno Property, with at least $400,000 to be incurred or funded on or before April 30, 2011 and $350,000 to be incurred or funded on or before April 30, 2012.  Upon our fulfillment of each of the above-referenced conditions and exercise of the Keeno Option, the Optionor was to transfer an undivided 72% interest in the Keeno Property to us. Instead, we have chosen not to exercise the option by not funding the $400,000 in work commitments, which were due on or before April 30, 2011, and the Option Agreement has been terminated.

On August 4, 2010, the Company and three individuals entered into a mineral property option agreement to acquire 100% interest in an approximately 178 acres parcel located in Opodepe Municipality, Sonara Sate, Mexico (“La Escondida” project). To exercise the option the Company was to pay cash and fund exploration and development expenditures on the project. The cash payments contemplated in the agreement totaled $765,000 and were to be distributed in installments from the date of the agreement through December 31, 2012. In addition, the Company was to pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment at the Company’s discretion. Effective December 22, 2010 the La Escondida project was terminated and no additional payments are due.

Current Operation

We currently have no active option agreements and we are not pursuing the Guadalupe Property, Keeno Property or La Escondida Properties.

Results of Operations

Expenses

Six-months ended January 31, 2012 compared to the six-months ended January 31, 2011

We had a net loss of $62,898 for the six-months ended January 31, 2012, which was $1,391,151 lower than the net loss of $1,454,049 for the six-months ended January 31, 2011.  This change in our results over the two periods is primarily the result of decreases in professional fees, exploration costs and general and administrative expenses due to the termination of various consulting agreements and option agreements.  The following table summarizes key items of comparison and their related increase (decrease) for the six-months ended January 31, 2012 and 2011:

	Six-Months Ended
	January 31,		Increase
	2012	2011	(Decrease)

Revenues	$0	$0	$0
Professional Fees	30,548	52,370	(21,822)
Consulting Expenses	15,000	0	15,000
Exploration Costs	6,021	1,145,001	(1,138,980)
General and Administrative	10,280	255,930	(245,650)

Total Operating Expenses	61,849	1,453,301	(1,391,452)

(Loss) from Operations	(61,849)	(1,453,301)	(1,391,452)

Net Interest Income (Expense)	(1,049)	(748)	301

Loss from Operations Before Taxes	(62,898)	(1,454,049)	(1,391,151)

Net Loss	$(62,898)	$(1,454,049)	$(1,391,151)

Liquidity And Capital Resources

Our balance sheet as of January 31, 2012, reflects assets of $6,580, which consist of $3,871 in cash and $2,709 in computing equipment. We had cash in the amount of $3,871 and a working capital deficit in the amount of $131,324 as of January 31, 2012. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	January 31, 2012	July 31, 2011

Current assets	$3,871	$10,400
Current liabilities	135,195	80,287
Working capital deficit	$(131,324)	$(69,887)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,124,157 and used cash in operations of $1,590,019 from inception. In addition, there is a working capital deficiency of $131,324 and a stockholder’s deficiency of $128,615 as of January 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Six-months Ended
	January 31,
	2012	2011

Net Cash Used in Operating Activities	$(37,879)	$(818,586)
Net Cash Used in Investing Activities	0	(3,222)
Net Cash Provided by Financing Activities	36,524	837,392
Net Increase (Decrease) in Cash	$(1,355)	$15,584

Operating Activities

Net cash flow used in operating activities during the six-months ended January 31, 2012 was $37,879 – a decrease of $780,707 from the $818,586 net cash outflow during the six-months ended January 31, 2011. This decrease in the cash used in operating activities was primarily due to the significantly lower level of exploration activities of the Company.

Investing Activities

Cash used in investing activities during the six-months ended January 31, 2012 was nil – a decrease of $3,222 when compared to the figures during the six-months ended January 31, 2011. This decrease in the cash used in investing activities was primarily due to the purchase of computer equipment.

Financing Activities

Financing activities during the six-months ended January 31, 2012, provided $36,524 to us, a decrease of $800,868 from the $837,392 provided by financing activities during the six-months ended January 31, 2011. During the six-months ended January 31, 2012, the company received $36,524 as loans from related parties.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. As of October 31, 2011, ZUG had advanced $1,200,000 to the Company under the terms of the Equity Issuance Agreement. The Equity Issuance Agreement expired on December 31, 2011 and it wasn’t renewed.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of January 31, 2012, the Company had no projects with proven reserves.

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

GOLD AMERICAN MINING CORP.

Date: March 16, 2012	By:	/s/ Johannes Petersen
Johannes Petersen
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors