Form 10-Q
period 2012-04-30
GOLD AMERICAN MINING CORP.
filed 2012-06-14
CIK 1416090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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
(Do not check if smaller reporting company)

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

As of June 14, 2012, there were 89,804,393 shares of the registrant’s common stock issued and outstanding.

GOLD AMERICAN MINING CORP.

FORM 10-Q INDEX

GOLD AMERICAN MINING CORP
 (AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2012 (UNAUDITED) AND JULY 31, 2011.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2012 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY /(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO APRIL 30, 2012 (UNDAUDITED)

PAGES	5 - 15	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

GOLD AMERICAN MINING CORP.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	April 30, 2012	July 31, 2011
	(Unaudited)

Current Assets
Cash	$25,004	$5,226
Prepaid Expenses	-	5,174
Total Current Assets	25,004	10,400

Property and Equipment, net	2,507	3,121

Total Assets	$27,511	$13,521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$27,008	$22,043
Accounts Payable - related party	60,000	37,500
Notes Payable - related party	20,000	18,500
Loans Payable - related party	66,128	2,244
Total Liabilities	173,136	80,287

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 89,804,393 and 89,804,393
issued and outstanding, respectively	898	898
Additional paid-in capital	3,996,030	3,993,595
Deficit accumulated during the exploration stage	(4,142,553)	(4,061,259)
Total Stockholders' Deficiency	(145,625)	(66,766)

Total Liabilities and Stockholders' Deficiency	$27,511	$13,521

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period
	For the Three Months Ended		For the Nine Months Ended		From July 2, 2007 (Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012
Operating Expenses
Professional fees	$5,445	$6,250	$35,993	$58,620	$247,243
Consulting Expense	7,500	50,700	22,500	243,850	388,425
Exploration Costs	-	511,329	6,021	1,656,330	3,259,729
General and administrative	4,515	12,141	14,795	74,921	242,985
Total Operating Expenses	17,460	580,420	79,309	2,033,721	4,138,382

Loss from Operations	(17,460)	(580,420)	(79,309)	(2,033,721)	(4,138,382)

Other Income/(Expenses)
Interest Income	-	-	-	20	22
Interest Expense	(936)	(40)	(1,985)	(808)	(4,193)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(18,396)	(580,460)	(81,294)	(2,034,509)	(4,142,553)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(18,396)	$(580,460)	$(81,294)	$(2,034,509)	$(4,142,553)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	89,804,393	88,790,713	89,804,393	87,871,728

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to April 30, 2012
(Unaudited)

						Deficit
					Additional	accumulated during	Total
	Preferred stock		Common stock		paid-in	exploration	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-

Shares issued for services	-	-	37,500	0	48,375	-	48,375

Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	(68,681)

Shares issued for services	-	-	152,500	2	88,948	-	88,950

Shares issued in exchange for mining rights	-	-	1,600,000	16	1,615,984	-	1,616,000

Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	300,000

Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	5	399,995	-	400,000

Shares and warrants issued for cash ($0.25 per share)	-	-	800,000	8	199,992	-	200,000

In kind contribution of interest	-	-	-	-	182	-	182

Net loss for the year ended July 31, 2011		-	-	-	-	(2,603,217)	(2,603,217)

Balance, July 31, 2011	-	-	89,804,393	898	3,993,595	(4,061,259)	(66,766)

In kind contribution of legal services	-	-	-	-	450	-	450

In kind contribution of interest	-	-	-	-	1,985	-	1,985

Net loss for the nine months ended April 30, 2012	-	-	-	-	-	(81,294)	(81,294)

Balance, April 30, 2012	-	$-	89,804,393	$898	$3,996,030	$(4,142,553)	$(145,625)

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from
	For the Nine Months Ended		July 2, 2007 (Inception) to
	April 30, 2012	April 30, 2011	April 30, 2012

Cash Flows From Operating Activities:
Net Loss	$(81,294)	$(2,034,509)	$(4,142,553)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	614	6,710	11,801
Stock issued for mining rights	-	1,111,000	2,274,000
Impairment of website	-	-	14,253
Stock issued for services	-	87,850	137,325
In-kind contribution of services	450	-	17,370
In-kind contribution of interest	1,985	-	3,050
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	4,965	(98,632)	27,008
Increase in accounts payable - related party	22,500	15,000	60,000
(Increase)/Decrease in prepaid expenses	5,174	10,600	-
Net Cash Used In Operating Activities	(45,606)	(901,981)	(1,597,746)

Cash Flows From Investing Activities:
Advance receivable - related party	-	(1,123)	(1,123)
Repayment of advance receivable - related party	-	1,123	1,123
Purchase of fixed assets	-	(2,099)	(28,561)
Net Cash Used In Investing Activities	-	(2,099)	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	(23,881)	(66,276)
Expenses paid by shareholder on Company's behalf	-	-	60,871
Proceeds from loans payable-related party	63,884	22,174	156,666
Proceeds from notes payable-related party	1,500	-	20,000
Proceeds from issuance of common stock	-	900,000	1,480,050
Net Cash Provided by Financing Activities	65,384	898,293	1,651,311

Net Increase / (Decrease) in Cash	19,778	(5,787)	25,004

Cash at Beginning of Period	5,226	8,202	-

Cash at End of Period	$25,004	$2,415	$25,004

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$888	$948
Cash paid for taxes	$-	$-	$-

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At April 30, 2012 and July 31, 2011, the Company had no cash equivalents.

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

During the nine months ended April 30, 2012 and 2011, the Company recorded exploration costs of $6,021 and $1,656,330, respectively.

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

There were no impairment losses recorded during the nine months ended April 30, 2012 and 2011, respectively.

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260,   “Earnings Per Share.”   As of April 30, 2012 and 2011 there were 990,530 and 990,530, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

NOTE 2   PROPERTY AND EQUIPMENT

At April 30, 2012 and July 31, 2011, respectively, property and equipment is as follows:

	April 30, 2012 (Unaudited)	July 31, 2011
Website Development	$-	$-
Office Equipment	4,098	4,098
Less: accumulated depreciation	(1,591)	(977)
Total Property and Equipment	$2,507	$3,121

Depreciation/amortization expense for the nine months ended April 30, 2012 and 2011 and for the period from July 2, 2007 (Inception) to April 30, 2012 was $614, $6,710 and $11,801 respectively.

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

NOTE 4   LOANS PAYABLE – RELATED PARTY

During the nine months ended April 30, 2012, the principal stockholder loaned the Company $63,884 to pay Company expenses.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

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

NOTE 5   STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share. As of April 30, 2012, none of the warrants had been exercised.

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (266,667 warrants) for a total of  $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  As of April 30, 2012, none of the warrants had been exercised.

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (187,499 warrants) for a total of $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.   As of April 30, 2012, none of the warrants had been exercised.

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (136,364 warrants) for a total of  $300,000 ($1.10/share).  Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share.  As of  April 30, 2012, none of the warrants had been exercised.

On April 30, 2010, the Company issued 333,333 shares of common stock for $200,000 ($0.60/share).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/share).

On July 24, 2007, the Company issued 250,000,000 shares of common stock for $50 ($0.0000002/share).

(B) In-Kind Contribution

For the nine months ended April 30, 2012, the Company recorded $450 of legal fees as an in kind contribution.

For the nine months ended April 30, 2012 the shareholder of the Company contributed $1,985 of interest on behalf of the Company (See Note 6).

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

(J)   Warrants Issued for Cash

The following tables summarize all warrant grants for the nine months ended April 30, 2012 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants

Balance at July 31, 2011	990,530	$.91
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance at April 30, 2012	990,530	$0.91
Weighted Average Fair Value of Options Granted		$0.91

2012 Outstanding Warrants	Warrants Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2012	Weighted Average Exercise Price
$0.38 - $1.65	990,530	0.38 years	$0.91	990,530	$0.91

2011 Outstanding Warrants	Warrants Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2011	Weighted Average Exercise Price
$0.38 - $1.65	990,530	1.38 years	$.91	990,030	$0.91

NOTE 6   RELATED PARTY TRANSACTIONS

For the nine months ended April 30, 2012 the shareholder of the Company contributed $1,985 of interest on behalf of the Company (See Note 5(B)).

During the nine months ended April 30, 2012, the principal stockholder loaned the Company $63,884 to pay Company expenses.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 4).

During the nine months ended April 30, 2012, the Company paid $0 and accrued an additional $22,500 to its President for consulting services. The total amount owed to the President for consulting services is $60,000 as of April 30, 2012.

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

NOTE 7   AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. This agreement expired on December 31, 2011 and it was not extended. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/share) and 136,364 warrants at $1.65 per unit.  On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share.  On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of  $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share.  On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share (See Note 5(A) and 5(J)).  None of the aforementioned warrants had been exercised as of April 30, 2012.

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. Effective February 1, 2011, the consulting services fee was reduced to $1,500 per month.  For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees.  For the nine months ended April 30, 2011, the Company issued 112,500 shares of common stock with a fair value of $74,250 and paid $49,500 in consulting fees (See Note 5(F)).  This agreement was terminated in April 2011.

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

●
On or before December 30, 2011, the company will pay $50,000 and issue 100,000 shares of common stock.  The Company did not pay this required cash payment and stock issuance because effective February 21, 2012, the agreement was terminated and no additional cash payments and share issuance are due.  The agreement is no longer in effect.

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

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the nine months ended April 30, 2011 the Company issued 30,000 shares of common stock with a fair value of $11,200 and paid $7,400 in consulting fees (See Note 5(F)).  This agreement was terminated as of August 1, 2011.

NOTE 8   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,142,553 and used cash in operations of $1,597,746 from inception. In addition, there is a working capital deficiency of $148,132 and a stockholders’ deficiency of $145,625 as of April 30, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 9   SUBSEQUENT EVENT

Subsequent to April 30, 2012, the principal stockholder loaned the Company $524 to pay Company expenses.  Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand.

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

Results of Operations

Expenses

Nine-months ended April 30, 2012 compared to the nine-months ended April 30, 2011

We had a net loss of $81,294 for the nine-months ended April 30, 2012, which was $1,953,215 lower than the net loss of $2,034,509 for the nine-months ended April 30, 2011.  This change in our results over the two periods is primarily the result of decreases in professional fees, consulting expenses, exploration costs and general and administrative expenses due to the termination of various consulting agreements and option agreements.  The following table summarizes key items of comparison and their related increase (decrease) for the nine-months ended April 30, 2012 and 2011:

	Nine-Months Ended
	April 30,		Increase
	2012	2011	(Decrease)

Revenues	$0	$0	$0
Professional Fees	35,993	58,620	(22,627)
Consulting Expenses	22,500	243,850	(221,350)
Exploration Costs	6,021	1,656,330	(1,650,309)
General and Administrative	14,795	74,921	(60,126)

Total Operating Expenses	79,309	2,033,721	(1,954,412)

(Loss) from Operations	(79,309)	(2,033,721)	1,954,412

Net Interest Income (Expense)	(1,985)	(788)	(1,197)

Loss from Operations Before Taxes	(81,294)	(2,034,509)	(1,953,215)

Net Loss	$(81,294)	$(2,034,509)	$(1,953,215)

Liquidity And Capital Resources

Our balance sheet as of April 30, 2012, reflects assets of $27,511, which consist of $25,004 in cash and $2,507 in computing equipment. We had cash in the amount of $25,004 and a working capital deficit in the amount of $148,132 as of April 30, 2012. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	April 30, 2012 (unaudited)	July 31, 2011

Current assets	$25,004	$10,400
Current liabilities	173,136	80,287
Working capital deficit	$(148,132)	$(69,887)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,142,553 and used cash in operations of $1,597,746 from inception. In addition, there is a working capital deficiency of $148,132 and a stockholders’ deficiency of $145,625 as of April 30, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Nine-Months Ended
	April 30,
	2012	2011

Net Cash Used in Operating Activities	$(45,606)	$(901,981)
Net Cash Used in Investing Activities	0	(2,099)
Net Cash Provided by Financing Activities	65,384	898,293
Net Increase (Decrease) in Cash	$19,778	$(5,787)

Operating Activities

Net cash flow used in operating activities during the nine-months ended April 30, 2012 was $45,606 – a decrease of $856,375 from the $901,981 net cash outflow during the nine-months ended April 30, 2011. This decrease in the cash used in operating activities was primarily due to the significantly lower level of exploration activities of the Company.

Investing Activities

Cash used in investing activities during the nine-months ended April 30, 2012 was nil – a decrease of $2,099 when compared to the figures during the nine-months ended April 30, 2011. This decrease in the cash used in investing activities was primarily due to the purchase of computer equipment.

Financing Activities

Financing activities during the nine-months ended April 30, 2012, provided $65,384 to us, a decrease of $832,909 from the $898,293 provided by financing activities during the nine-months ended April 30, 2011. During the nine-months ended April 30, 2012, the company received $65,384 in the form of loans and notes from related parties.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of April 30, 2012, the Company had no projects with proven reserves.

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

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD AMERICAN MINING CORP.

Date: June 14, 2012	By:	/s/ Johannes Petersen
Johannes Petersen
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Chairman of the Board of Directors