Form 10-K
period 2012-07-31
GOLD AMERICAN MINING CORP.
filed 2012-10-23
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2012, was $2,379,113.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of October 23, 2012, was 89,804,393.

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

The Company

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on July 2, 2007.  At the time of our incorporation, we were incorporated under the name “The Golf Alliance Corporation,” and our original business plan was to act as a service-based firm that would provide opportunities for golfers to play on private courses normally closed to them because of membership requirements.  On February 12, 2010, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and John Fahlberg.  Further, on March 5, 2010, we effected a name change to “Silver America, Inc.” and at the same time effected a 50-for-1 forward stock split and increased our authorized capital from 100,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share, to 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001. In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production. Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.  On June 23, 2010, we effected a name change from Silver America, Inc., to “Gold American Mining Corp.” in order to better reflect the nature of our operations as a precious metal mining and exploration company, with a more specific emphasis on gold exploration. On October 5, 2012, Bret Bertolami acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and Mr. Bertolami.

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

In connection with the Guadalupe Option and Guadalupe Property, while conducting due diligence in connection with the Guadalupe Option and Guadalupe Property, during the quarter ended April 30, 2011, we learned that the validity of one of the two mining concessions may have been questionable.  During the quarter ended July 31, 2011, enquiries were made regarding a possible legal challenge to the ownership of the Guadalupe Property and we learned that a third-party threatened to challenge title. Although we started preliminary negotiations with this third-party, through Yale, the negotiations did not lead to an agreement to solve the dispute. Subsequently, we learned that the third-party may have filed a lawsuit against the underlying owner of the Guadalupe Property. Effective February 21, 2012 the option agreement was terminated and no additional payments are due.

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

Employees

As of October 23, 2012 we had no employees other than our sole director and officer.

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

During fiscal year 2012, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by us.  We did not incur material capital expenditures for environmental control facilities during fiscal year 2012.

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

Risks Associated with our Business

We Have A Limited Operating History With Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred net losses of $96,822 and $2,603,217 for the fiscal years ended July 31, 2012 and 2011, respectively.  As a result, at July 31, 2012, we had an accumulated deficit of $4,158,081 and a total stockholders’ deficiency of $159,329. We have not yet generated any revenues. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  Our profitability will require the successful commercialization of our mining properties.  We may not be able to successfully commercialize our mines or ever become profitable.

There Is Doubt About Our Ability To Continue As A Going Concern Due To Recurring Losses From Operations, Accumulated Deficit And Insufficient Cash Resources To Meet Our Business Objectives, All Of Which Means That We May Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended July 31, 2012, and 2011, respectively, with respect to their doubt about our ability to continue as a going concern.  As discussed in Note 8 to our financial statements for the year ended July 31, 2012, we have generated operating losses since inception, and our cash resources are insufficient to meet our planned business objectives, which together raises doubt about our ability to continue as a going concern.

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

An Unsuccessful Material Strategic Transaction Or Relationship Could Result In Operating Difficulties And Other Harmful Consequences To Our Business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties.  From time to time, we may engage in discussions regarding potential acquisitions or joint ventures.  Currently, we have entered into certain mining exploration and development agreements for mining properties in Nevada and Mexico, including the Keeno Strike Option Agreement and the Guadalupe Option Agreement (both of which at the time of filing this form 10K have been terminated). Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business and our results of operations.

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

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.  The economic feasibility of development projects is based on many factors such as:

●	estimation of reserves;
●	anticipated metallurgical recoveries;
●	future gold and silver prices; and
●	anticipated capital and operating costs of such projects.

Our mine development projects may have limited relevant operating history upon which to base estimates of future operating costs and capital requirements.  Estimates of proven and probable reserves and operating costs determined in feasibility studies are based on geologic and engineering analyses.

Any of the following events, among others, could affect the profitability or economic feasibility of a project:

●	unanticipated changes in grade and tonnage of material to be mined and processed;
●	unanticipated adverse geotechnical conditions;
●	incorrect data on which engineering assumptions are made;
●	costs of constructing and operating a mine in a specific environment;
●	availability and cost of processing and refining facilities;
●	availability of economic sources of power;
●	adequacy of water supply;
●	adequate access to the site;
●	unanticipated transportation costs;
●
government regulations, domestic and foreign (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);

●	fluctuations in metal prices; and
●	accidents, labor actions and force majeure events.

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

Mineral Exploration Is Highly Speculative, Involves Substantial Expenditures, And Is Frequently Non-Productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  Few prospects that are explored end up being ultimately developed into producing mines.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs.  We cannot assure you that our mineral exploration efforts will be successful.  The risks associated with mineral exploration include:

●	the identification of potential economic mineralization based on superficial analysis;
●	the quality of our management and our geological and technical expertise; and
●	the capital available for exploration and development.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently maintain our corporate offices at 10775 Double R Boulevard, Reno, NV 89521.  During the fiscal year ended July 31, 2012, we paid monthly rent of $225 for use of a virtual US corporate office, which we anticipate will be sufficient until we commence full operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low

October 31, 2011	$0.179	$0.035
January 31, 2012	$0.065	$0.020
April 30, 2012	$0.060	$0.031
July 31, 2012	$0.039	$0.026

Holders

As of October 23, 2012 there were nine (9) holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of October 23, 2012, we did not have any equity compensation plans.

Recent Sales Of Unregistered Securities

All sales of unregistered securities sold by the Company during the fiscal year ended July 31, 2012 have been reported on Current Reports on Form 8-K, as filed with the Commission.

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

Overview

We are a precious metal mineral acquisition, exploration and development company, formed in Nevada on July 2, 2007.  At the time of our incorporation, we were incorporated under the name “The Golf Alliance Corporation,” and our original business plan was to act as a service-based firm that would provide opportunities for golfers to play on private courses normally closed to them because of membership requirements.  On February 12, 2010, Johannes Petersen acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and John Fahlberg.  Further, on March 5, 2010, we effected a name change to “Silver America, Inc.” and at the same time effected a 50-for-1 forward stock split and increased our authorized capital from 100,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share, to 500,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001. In addition to the name change, we changed our intended business purpose to that of precious metal mineral exploration, development and production.  Unless specifically stated otherwise, all share amounts referenced herein, will refer to post-forward stock split share amounts.  On June 23, 2010, we effected a name change from Silver America, Inc., to “Gold American Mining Corp.” in order to better reflect the nature of our operations as a precious metal mining and exploration company, with a more specific emphasis on gold exploration. On October 5, 2012, Bret Bertolami acquired the majority of the shares of our issued and outstanding common stock in accordance with a stock purchase agreement by and between Mr. Petersen and Mr. Bertolami.

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

In connection with the Guadalupe Option and Guadalupe Property, while conducting due diligence in connection with the Guadalupe Option and Guadalupe Property, during the quarter ended April 30, 2011, we learned that the validity of one of the two mining concessions may have been questionable.  During the quarter ended July 31, 2011, enquiries were made regarding a possible legal challenge to the ownership of the Guadalupe Property and we learned that a third-party threatened to challenge title. Although we started preliminary negotiations with this third-party, through Yale, the negotiations did not lead to an agreement to solve the dispute. Subsequently, we learned that the third-party may have filed a lawsuit against the underlying owner of the Guadalupe Property. Effective February 21, 2012 the option agreement was terminated and no additional payments are due.

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

Results of Operations

Year ended July 31, 2012 compared to the year ended July 31, 2011

We had a net loss of $96,822 for the year ended July 31, 2012, which was $2,506,395 lower than the net loss of $2,603,217 for the year ended July 31, 2011.  This change in our results over the two periods is primarily the result of an decrease of $2,162,769 in exploration costs, $234,250 in consulting expenses, $86,000 in general and administrative expenses, and $25,741 in professional fees.  The following table summarizes key items of comparison and their related increase (decrease) for the years ended July 31, 2012 and 2011:

	Year Ended
	July 31,		Increase
	2012	2011	(Decrease)

Revenues	$0	$0	$0
Professional Fees	39,493	65,234	(25,741)
Consulting Expenses	30,000	264,250	(234,250)
Exploration Costs	6,021	2,168,790	(2,162,769)
General and Administrative	17,892	103,892	(86,000)

Total Operating Expenses	93,406	2,602,166	(2,508,760)

(Loss) from Operations	(93,406)	(2,602,166)	(2,508,760)

Net Interest Income (Expense)	(3,416)	(1,051)	2,365

Loss from Operations Before Taxes	(96,822)	(2,603,217)	(2,506,395)

Net Loss	$(96,822)	$(2,603,217)	$(2,506,395)

Liquidity And Capital Resources

Our balance sheet as of July 31, 2012, reflects assets of $5,227. As we had cash in the amount of $2,926 and a working capital deficit in the amount of $161,630 as of July 31, 2012, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	Year Ended
	July 31,
	2012	2011

Current assets	$2,926	$5,226
Current liabilities	164,556	80,287
Working capital	$(161,630)	$(69,887)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,158,081 and used cash in operations of $1,620,348 from inception. In addition, there is a working capital deficiency of $161,630 and a stockholder’s deficiency of $159,329 as of July 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Year Ended
	July 31,
	2012	2011

Net Cash Used in Operating Activities	$(68,208)	$(918,980)
Net Cash Used in Investing Activities	0	(2,099)
Net Cash Provided by Financing Activities	65,908	918,103
Net Increase (Decrease) in Cash	$(2,300)	$(2,976)

Operating Activities

Net cash flow used in operating activities during the year ended July 31, 2012 was $68,208 – a decrease of $850,772 from the $918,980 net cash outflow during the year ended July 31, 2011. This decrease in the cash used in operating activities was primarily due to the termination of the Keeno and the Guadalupe Option Agreements.

Investing Activities

Cash used in investing activities during the year ended July 31, 2012 was nil – a decrease of $2,099 from the $2,099 net cash outflow during the year ended July 31, 2011. This decrease in the cash used in investing activities was primarily due to the lack of investing activities during the period.

Financing Activities

Financing activities during the year ended July 31, 2012, provided $65,908 to us, a decrease of $852,195 from the $918,103 provided by financing activities during the year ended July 31, 2011. During the year ended July 31, 2012, the company received $65,908 from loans and notes payable from related parties.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. As of July 31, 2012, we had received an aggregate of $1,200,000 in net proceeds from ZUG under the Equity Issuance Agreement. The Equity Issuance Agreement expired on December 31, 2011 and it wasn’t renewed.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of July 31, 2012, none of our properties have proven reserves.

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
.
ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, as of July 31, 2012, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer, concluded that there is a material weakness in internal control in management’s failure to issue stock certificates in a timely manner to shareholders, upon their meeting of all requirements to earn such shares, and therefore disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2012, our internal control over financial reporting was effective.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of July 31, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

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

Our current director and officers are as follows:

Name	Age	Position

Johannes Petersen	40	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Johannes Petersen	2012	0	0	0	0	0	0	30,000(1)	30,000
(President, CEO, CFO, Secretary and Director)	2011	0	0	0	0	0	0	90,000(1)	90,000
	2010	0	0	0	0	0	0	22,500(1)	22,500

John Fahlberg (Former President, Chief Executive Officer, Treasurer, Secretary and Director)	2010	0	0	0	0	0	0	0	0

Martha C. Fahlberg (Former Director)	2010	0	0	0	0	0	0	0	0

(1)	Mr. Petersen earns $2,500 per month based on a consulting arrangement with the Company for providing services as an executive officer of the Company.

None of our named executive officers received any compensation from us during the fiscal years ended July 31, 2012, and July 31, 2011, but for a consulting arrangement with Mr. Petersen as described below under “Management Agreements.”

Option Grants

As of July 31, 2012 we had not granted any options or stock appreciation rights to our named executive officers or directors.

Management Agreements

We have entered into a consulting arrangement with Johannes Petersen, our sole executive officer, pursuant to which, we pay Mr. Petersen $2,500 per month for providing consulting services in his capacity as Chief Executive Officer and Chief Financial Officer, however, such consulting arrangement is not pursuant to any written agreement.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2012.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of September 30, 2012, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of September 30, 2012, there were 89,804,393 shares of our common stock issued and outstanding.  All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Johannes Petersen c/o Gold American Mining Corp. 10775 Double R Boulevard Reno, NV 89521	45,000,000	50.01%
All Officers and Directors as a Group		45,000,000	50.01%

Changes in Control

As of July 31, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

Securities authorized for issuance under equity compensation plans.

As of July 31, 2012, we did not have any equity compensation plans in effect.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2012, and the review of our quarterly reports for such years amounted to $19,943.  The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2011, and the review of our quarterly reports for such year, amounted to $26,284.

Audit Related Fees. For the years ended July 31, 2012, and July 31, 2011, there were no fees billed for other audit related fees.

Tax Fees. For the years ended July 31, 2012, and July 31, 2011, we paid $0 and $0, respectively, for tax fees.

All Other Fees.  For the years ended July 31, 2012, and July 31, 2011, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the years ended July 31, 2012 and 2011.

PART IV

ITEM 15.  EXHIBITS

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(6)
3.4	Bylaws(1)
10.1	Stock Purchase Agreement by and between John Fahlberg and Johannes Petersen, dated February 12, 2010(3)
10.2	Letter of Intent by and between the Company and Yale Resources, Ltd., dated March 5, 2010(2)
10.3	Guadalupe Option Agreement between the Company and Yale Resources, dated April 26, 2010. (4)
10.4	Keeno Strike Option Agreement between the Company and Certain Individuals, dated April 28, 2010. (4)
10.5	Private Placement Subscription Agreement, dated April 30, 2010(5)
10.6	Equity Issuance Agreement between the Company and ZUG Financing Group S.A., dated May 7, 2010. (7)
10.7	Private Placement Subscription Agreement, dated July 1, 2010(8)
10.8	Private Placement Subscription Agreement, dated August 27, 2010(9)
10.9	Private Placement Subscription Agreement, dated September 30, 2010(10)
10.10	Private Placement Subscription Agreement, dated February 18, 2011 (11)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on February 18, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on June 21, 2010.
(5)	Incorporated by reference from Form 8-K filed with the SEC on May 6, 2010.
(6)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(7)	Incorporated by reference from Form 8-K filed with the SEC on May 10, 2010.
(8)	Incorporated by reference from Form 8-K filed with the SEC on July 8, 2010.
(9)	Incorporated by reference from Form 8-K filed with the SEC on September 2, 2010.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 1, 2010.
(11)	Incorporated by reference from Form 8-K filed with the SEC on February 22, 2011.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD AMERICAN MINING CORP.

Date: October 23, 2012	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2012	By:	/s/ Johannes Petersen
Name: Johannes Petersen
Title: Chief Executive Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Johannes Petersen
Johannes Petersen	Sole Director	October 23, 2012

GOLD AMERICAN MINING CORP
 (AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF REGISTERED INDEPENDENT AUDITOR

PAGE	F-2	BALANCE SHEETS AS OF JULY 31, 2012 AND JULY 31, 2011

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2012

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY /(DEFICIENCY) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2012

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2012 AND 2011 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2012

PAGES	F-6 - 18	NOTES TO FINANCIAL STATEMENTS

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Gold American Mining Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gold American Mining Corp. (An Exploration Stage Company) as of July 31, 2012 and 2011 and the related statements of operations and changes in stockholders’ equity/(deficiency) and cash flows for the years ended July 31, 2012 and 2011 and for the period from July 2, 2007 (Inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Gold American Mining Corp.  (an Exploration Stage Company) as of July 31, 2012 and 2011 and the results of its of operations and its cash flows for the years ended July 31, 2012 and 2011 and for the period from July 2, 2007 (Inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company is in the exploration stage with minimal operations, has a net loss from inception of $4,158,081 and used cash in operations of $1,620,348 since inception. In addition, there is a working capital deficiency of $161,630 and a stockholders’ deficiency of $159,329 as of July 31, 2012. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning this matter are also described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A
Certified Public Accountants.

Boynton Beach, Florida
October 23, 2012

Gold American Mining, Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	July 31, 2012	July 31, 2011

Current Assets
Cash	$2,926	$5,226
Prepaid Expenses	-	5,174
Total Current Assets	2,926	10,400

Property and Equipment, net	2,301	3,121

Total Assets	$5,227	$13,521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$10,404	$22,043
Accounts Payable - related party	67,500	37,500
Notes Payable - related party	20,000	18,500
Loans Payable - related party	66,652	2,244
Total Liabilities	164,556	80,287

Commitments and Contingencies (See Note 7)

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 89,804,393 and 89,804,393
issued and outstanding, respectively	898	898
Additional paid-in capital	3,997,854	3,993,595
Deficit accumulated during the exploration stage	(4,158,081)	(4,061,259)
Total Stockholders' Deficiency	(159,329)	(66,766)

Total Liabilities and Stockholders' Deficiency	$5,227	$13,521

See accompanying notes to audited financial statements.

Gold American Mining, Corp.
(An Exploration Stage Company)
Statements of Operations

	For the Years Ended		For the Period From July 2, 2007 (Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
Operating Expenses
Professional fees	$39,493	$65,234	$250,743
Consulting Expense	30,000	264,250	395,925
Exploration Costs	6,021	2,168,790	3,259,729
General and administrative	17,892	103,892	246,082
Total Operating Expenses	93,406	2,602,166	4,152,479

Loss from Operations	(93,406)	(2,602,166)	(4,152,479)

Other Income/(Expenses)
Interest Income	-	20	22
Interest Expense	(3,416)	(1,071)	(5,624)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(96,822)	(2,603,217)	(4,158,081)

Provision for Income Taxes	-	-	-

NET LOSS	$(96,822)	$(2,603,217)	$(4,158,081)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.03)

Weighted average number of shares outstanding
during the period - Basic and Diluted	89,804,393	88,233,857

See accompanying notes to audited financial statements.

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to July 31, 2012

	Preferred stock		Common stock		Additional paid-in	Deficit accumulated during exploration	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-

Shares issued for services	-	-	37,500	0	48,375	-	48,375

Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	(68,681)

Shares issued for services	-	-	152,500	2	88,948	-	88,950

Shares issued in exchange for mining rights	-	-	1,600,000	16	1,615,984	-	1,616,000

Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	300,000

Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	5	399,995	-	400,000

Shares and warrants issued for cash ($0.25 per share)	-	-	800,000	8	199,992	-	200,000

In kind contribution of interest	-	-	-	-	182	-	182

Net loss for the year ended July 31, 2011		-	-	-	-	(2,603,217)	(2,603,217)

Balance, July 31, 2011	-	-	89,804,393	898	3,993,595	(4,061,259)	(66,766)

In kind contribution of legal services	-	-	-	-	900	-	900

In kind contribution of interest	-	-	-	-	3,359	-	3,359

Net loss for the year ended July 31, 2012	-	-	-	-	-	(96,822)	(96,822)

Balance, July 31, 2012	-	$-	89,804,393	$898	$3,997,854	$(4,158,081)	$(159,329)

See accompanying notes to audited financial statements.

Gold American Mining, Corp.
(An Exploration Stage Company)
 Statements of Cash Flows

	For the Years Ended		For the Period from July 2, 2007 (Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012

Cash Flows From Operating Activities:
Net Loss	$(96,822)	$(2,603,217)	$(4,158,081)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	820	8,972	12,007
Stock issued for mining rights	-	1,616,000	2,274,000
Impairment of website	-	14,253	14,253
Stock issued for services	-	88,950	-
In-kind contribution of services	900	-	17,820
In-kind contribution of interest	3,359	182	4,424
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(11,639)	(92,796)	10,404
Increase in accounts payable - related party	30,000	37,500	67,500
(Increase)/Decrease in prepaid expenses	5,174	11,176	-
Net Cash Used In Operating Activities	(68,208)	(918,980)	(1,620,348)

Cash Flows From Investing Activities:
Advance receivable - related party	-	(1,123)	(1,123)
Repayment of advance receivable - related party	-	1,123	1,123
Purchase of fixed assets	-	(2,099)	(28,561)
Net Cash Used In Investing Activities	-	(2,099)	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	(23,881)	(66,276)
Expenses paid by shareholder on Company's behalf	-	-	60,871
Proceeds from loans payable-related party	64,408	41,984	157,190
Proceeds from notes payable-related party	1,500	-	20,000
Proceeds from issuance of common stock	-	900,000	1,480,050
Net Cash Provided by Financing Activities	65,908	918,103	1,651,835

Net Increase / (Decrease) in Cash	(2,300)	(2,976)	2,926

Cash at Beginning of Period	5,226	8,202	-

Cash at End of Period	$2,926	$5,226	$2,926

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$888	$1,005
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

During the year ended July 31,2010, the Company's principal stockholder forgave loans of $24,262.  The forgiveness was treated as contributed capital from the principal stockholder.

See accompanying notes to audited financial statements.

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period. Significant estimates include valuation of in kind contrition of interest and services and the valuation of deferred tax assets. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2012 and July 31, 2011, the Company had no cash equivalents.

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

During the years ended July 31, 2012 and 2011, the Company recorded exploration costs of $6,021 and $2,168,790, respectively.

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

There were no impairment losses recorded during the years ended July 31, 2012 and 2011, respectively.

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of July 31, 2012 and 2011 there were 854,166 and 990,530, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2012	2011

Expected income tax (recovery) expense at the statutory rate of 34%	$(32,919)	$(885,094)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	1,448	579,745
Change in valuation allowance	31,471	305,349
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

	2012	2011

Deferred income tax asset:
Net operating loss carryforwards	$585,769	$554,298
Valuation allowance	(585,769)	(554,298)
Deferred income taxes	$-	$-

At July 31, 2012 the company had net operating loss carryforwards of approximately $1,616,158 that may be offset against future taxable income. All other losses incurred by the Company in previous years are limited due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control. These net operating loss carryforwards will expire at approximately $80,800 annually through the year ending 2032.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2030.

The net change in the valuation allowance for the year ended July 31, 2012 and 2011 was an approximate increase of $130,000 and $201,000, respectively.

The components of income tax expense related to continuing operations are as follows:

	2012	2011

Federal	$-	$-
Current	-	-
Deferred	$-	$-

State and Local	$-	$-
Current	-	-
Deferred	$-	$-

The Company’s federal income tax returns for the years ended July 31, 2011 through July 31, 2012 remains subject to examination by the Internal Revenue Service as of July 31, 2012.

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

(N) Recent Accounting Pronouncements
In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 2  PROPERTY AND EQUIPMENT

At July 31, 2012 and July 31, 2011, respectively, property and equipment is as follows:

	July 31, 2012	July 31, 2011

Website Development	$-	$-
Office Equipment	4,098	4,098
Less: accumulated depreciation	(1,797)	(977)
Total Property and Equipment	$2,301	$3,121

Depreciation/amortization expense for the years ended July 31, 2012 and 2011 and for the period from July 2, 2007 (Inception) to July 31, 2012 was $820, $8,972 and $12,007 respectively.

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

NOTE 4  LOANS PAYABLE – RELATED PARTY

During the year ended July 31, 2012, the principal stockholder loaned the Company $64,408 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

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

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share. As of July 31, 2012, none of the warrants had been exercised.

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (266,667 warrants) for a total of $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share. As of July 31, 2012, none of the warrants had been exercised.

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (187,499 warrants) for a total of $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share. As of July 31, 2012, none of the warrants had been exercised.

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (136,364 warrants) for a total of $300,000 ($1.10/share). Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share. As of July 31, 2012, none of the warrants had been exercised and they are expired.

On April 30, 2010, the Company issued 333,333 shares of common stock for $200,000 ($0.60/share).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 40,000,000 shares of common stock for cash of $80,000 ($0.02/share).

On July 24, 2007, the Company issued 250,000,000 shares of common stock for $50 ($0.0000002/share).

(B) In-Kind Contribution

For the year ended July 31, 2012, the Company recorded $900 of legal fees as an in kind contribution.

For the year ended July 31, 2012 the shareholder of the Company contributed $3,359 of interest on behalf of the Company (See Note 6).

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

(J) Warrants Issued for Cash

The following tables summarize all warrant grants for the years ended July 31, 2012 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2011	990,530	$0.91
Granted	-	$-
Exercised	-	$-
Forfeited	136,364	$-
Balance at July 31, 2012	854,166	$0.79
Weighted Average Fair Value of Options Granted		$0.91

2012 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2012	Weighted Average Exercise Price

$0.38 - $1.20	854,166	0.22 years	$0.79	854,166	$0.79

2011 Outstanding Warrants				Warrants Exercisable
	Number	Weighted	Weighted	Number Exercisable at July 31, 2011	Weighted
Range of	Outstanding at	Average Remaining	Average		Average
Exercise Price	July 31, 2011	Contractual Life	Exercise Price		Exercise Price

$0.38 - $1.65	990,530	1.13 years	$0.91	990,530	$0.91

NOTE 6  RELATED PARTY TRANSACTIONS

For the year ended July 31, 2012 the shareholder of the Company contributed $3,359 of interest on behalf of the Company (See Note 5(B)).

During the year ended July 31, 2012, the principal stockholder loaned the Company $64,408 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 4).

During the year ended July 31, 2012, the Company paid $0 and accrued an additional $22,500 to its President for consulting services. The total amount owed to the President for consulting services is $67,500 as of July 31, 2012.

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

NOTE 7  AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. This agreement expired on December 31, 2011 and it was not extended. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/share) and 136,364 warrants at $1.65 per unit. On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share. On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share. On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share (See Note 5(A) and 5(J)). None of the aforementioned warrants had been exercised as of July 31, 2012 and the 136,364 warrants expired.

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 37,500 share of Common Stock for every three months while the agreement remains in place. Effective February 1, 2011, the consulting services fee was reduced to $1,500 per month. For the year ended July 31, 2010 the Company issued 37,500 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees. For the year ended July 31, 2011, the Company issued 112,500 shares of common stock with a fair value of $74,250 and paid $49,500 in consulting fees (See Note 5(F)). This agreement was terminated in April 2011.

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement. The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada (the “Property’). To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property. The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010. The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installments from the date of the agreement through January 31, 2012. The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through July 31, 2012. As of July 31, 2011, the Company issued 1,500,000 shares of common stock having a fair value of $1,515,000 (See Note 5(E)) and paid $272,000 in cash payment. As part of the $750,000 work commitment, the Company is to provide $400,000 on or before April 30, 2011 and $350,000 on or before July 31, 2012. Finally, the Company is to issue 500,000 shares on January 31, 2012.

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

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the year ended July 31, 2011 the Company issued 40,000 shares of common stock with a fair value of $14,700 and incurred $11,000 in consulting fees (See Note 5(F)). This agreement was terminated as of August 1, 2011.

NOTE 8  GOING CONCERN

As reflected in the accompanying audited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,158,081 and used cash in operations of $1,620,348 from inception. In addition, there is a working capital deficiency of $161,630 and a stockholders’ deficiency of $159,329 as of July 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 9  SUBSEQUENT EVENTS

Subsequent to the quarter end and through October 23, 2012, the former controlling stockholder (prior to the Purchase Agreement) paid $9,430 of accounts payable and forgave a related party notes and loans payable of $163,372 on the Company’s behalf.  The $172,802 was recorded as an in kind contribution of capital.