Form 10-Q
period 2012-10-31
GOLD AMERICAN MINING CORP.
filed 2012-12-31
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 333-147056

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction	(IRS Employer Identification
Of Incorporation or Organization)	Number)

16810 Kenton Drive, Suite 160
Huntersville, North Carolina	28078
(Address of Principal Executive Offices)	(Zip Code)

(704) 237-4508
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

As of December 28, 2012, there were 89,804,393 shares of the registrant’s common stock issued and outstanding.

GOLD AMERICAN MINING CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of October 31, 2012 (unaudited) and July 31, 2012 (audited)	3

	Condensed Statements of Operations for the three months ended October 31, 2012 and 2011 and from July 2, 2007 (inception) to October 31, 2012 (unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity/(Deficiency) for the period from July 2, 2007 (inception) to October 31, 2012 (unaudited)	5

	Statements of Cash Flows for the three months ended October 31, 2012 and 2011 and from July 2, 2007 (inception) to October 31, 2012 (unaudited)	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 6.	Exhibits	22

Signature Page		23

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	October 31, 2012	July 31, 2012
	(Unaudited)

Current Assets
Cash	$13	$2,926
Prepaid Expenses	5,000	-
Total Current Assets	5,013	2,926

Property and Equipment, net	-	2,301

Total Assets	$5,013	$5,227

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$2,635	$10,404
Accounts Payable - related party	-	67,500
Notes Payable - related party	25,000	20,000
Loans Payable - related party	-	66,652
Total Liabilities	27,635	164,556

Commitments and Contingencies (See Note 7)

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 89,804,393 and 89,804,393
issued and outstanding, respectively	898	898
Additional paid-in capital	4,169,735	3,997,854
Deficit accumulated during the exploration stage	(4,193,255)	(4,158,081)
Total Stockholders' Deficiency	(22,622)	(159,329)

Total Liabilities and Stockholders' Deficiency	$5,013	$5,227

See accompanying notes to unaudited condensed financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period From July 2, 2007 (Inception)to October 31, 2012
	October 31, 2012	October 31, 2011
Operating Expenses
Professional fees	$29,137	$11,938	$279,880
Consulting Expense	-	7,500	395,925
Exploration Costs	-	6,021	3,259,729
General and administrative	4,645	3,319	250,727
Total Operating Expenses	33,782	28,778	4,186,261

Loss from Operations	(33,782)	(28,778)	(4,186,261)

Other Income/(Expenses)
Interest Income	-	-	22
Interest Expense	(1,392)	(331)	(7,016)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(35,174)	(29,109)	(4,193,255)

Provision for Income Taxes	-	-	-

NET LOSS	$(35,174)	$(29,109)	$(4,193,255)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	89,804,393	89,804,393

See accompanying notes to unaudited condensed financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to October 31, 2012
(Unaudited)

					Additional	Deficit accumulated during	Total Stockholders'
	Preferred stock		Common stock		paid-in	exploration	Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	250,000,000	2,500	(2,450)	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	250,000,000	2,500	(1,370)	(4,879)	(3,749)

Common stock issued for cash ($0.10 per share)	-	-	40,000,000	400	79,600	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	290,000,000	2,900	83,990	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	290,000,000	2,900	90,006	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	700,000	7	657,993	-	658,000

Shares issued for cash ($0.60 per share)	-	-	333,333	3	199,997	-	200,000

Shares returned by founder as an in kind contribution	-	-	(205,000,000)	(2,050)	2,050	-	-

Shares issued for services	-	-	37,500	0	48,375	-	48,375

Shares and warrants issued for cash ($1.10 per share)	-	-	272,727	3	299,997	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	-	86,343,560	863	1,388,498	(1,458,042)	(68,681)

Shares issued for services	-	-	152,500	2	88,948	-	88,950

Shares issued in exchange for mining rights	-	-	1,600,000	16	1,615,984	-	1,616,000

Shares and warrants issued for cash ($0.80 per share)	-	-	375,000	4	299,996	-	300,000

Shares and warrants issued for cash ($0.75 per share)	-	-	533,333	5	399,995	-	400,000

Shares and warrants issued for cash ($0.25 per share)	-	-	800,000	8	199,992	-	200,000

In kind contribution of interest	-	-	-	-	182	-	182

Net loss for the year ended July 31, 2011		-	-	-	-	(2,603,217)	(2,603,217)

Balance, July 31, 2011	-	-	89,804,393	898	3,993,595	(4,061,259)	(66,766)

In kind contribution of legal services	-	-	-	-	900	-	900

In kind contribution of interest	-	-	-	-	3,359	-	3,359

Net loss for the year ended July 31, 2012	-	-	-	-	-	(96,822)	(96,822)

Balance, July 31, 2012	-	-	89,804,393	898	3,997,854	(4,158,081)	(159,329)

Forgiveness of debts by principal stockholder	-	-	-	-	161,277	-	161,277

Expenses paid by shareholder on Company's behalf	-	-	-	-	9,430	-	9,430

In kind contribution of interest	-	-	-	-	1,174	-	1,174

Net loss for the three months ended October 31, 2012	-	-	-	-	-	(35,174)	(35,174)

Balance, October 31, 2012	-	$-	89,804,393	$898	$4,169,735	$(4,193,255)	$(22,622)

See accompanying notes to unaudited condensed financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period from July 2, 2007 (Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012

Cash Flows From Operating Activities:
Net Loss	$(35,174)	$(29,109)	$(4,193,255)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	206	206	12,213
Stock issued for mining rights	-	-	2,274,000
Impairment of website	-	-	14,253
Stock issued for services	-	-	137,325
In-kind contribution of services	-	-	17,820
In-kind contribution of interest	1,174	331	5,598
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(7,769)	(891)	2,635
Increase/(Decrease) in accounts payable - related party	-	7,500	67,500
(Increase)/Decrease in prepaid expenses	(5,000)	5,174	(5,000)
Net Cash Used In Operating Activities	(46,563)	(16,789)	(1,666,911)

Cash Flows From Investing Activities:
Advance receivable - related party	-	-	(1,123)
Repayment of advance receivable - related party	-	-	1,123
Purchase of fixed assets	-	-	(28,561)
Net Cash Used In Investing Activities	-	-	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	-	(66,276)
Expenses paid by shareholder on Company's behalf	9,430	-	70,301
Proceeds from loans payable-related party	9,220	11,997	166,410
Proceeds from notes payable-related party	25,000	1,500	45,000
Proceeds from issuance of common stock	-	-	1,480,050
Net Cash Provided by Financing Activities	43,650	13,497	1,695,485

Net Increase / (Decrease) in Cash	(2,913)	(3,292)	13

Cash at Beginning of Period	2,926	5,226	-

Cash at End of Period	$13	$1,934	$13

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$888	$1,005
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

On September 29, 2012, the Company's former principal stockholder forgave loans and related party accounts payable of $161,277 upon completion of the change in control. The forgiven loans and related party accounts payable were treated as contribution to additional paid in capital.

During the year ended July 31,2010, the Company's principal stockholder forgave loans of $24,262. The forgiveness was treated as contributed capital from the principal stockholder.

See accompanying notes to unaudited condensed financial statements

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2012
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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period. Significant estimates include valuation of in kind contribution of interest and services and the valuation of deferred tax assets. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2012 and July 31, 2012, the Company had no cash equivalents.

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
As of October 31, 2012
(Unaudited)

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

During the three months ended October 31, 2012 and 2011, the Company recorded exploration costs of $0 and $6,021, respectively.

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

There were no impairment losses recorded during the three months ended October 31, 2012 and 2011, respectively.

(F) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of October 31, 2012 and  July 31, 2012 there were 400,000 and 854,166, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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
As of October 31, 2012
(Unaudited)

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

(M) Recent Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement.

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

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

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2012
(Unaudited)

The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 2 PROPERTY AND EQUIPMENT

At October 31, 2012 and July 31, 2012, respectively, property and equipment is as follows:

	October 31, 2012	July 31, 2012
	(Unaudited)
Office Equipment	$-	$4,098
Less: accumulated depreciation	-	(1,797)
Total Property and Equipment	$-	$2,301

Depreciation/amortization expense for the three months ended October 31, 2012 and 2011 and for the period from July 2, 2007 (Inception) to October 31, 2012 was $206, $206 and $12,213  respectively.

During the year ended July 31, 2011, the Company determined that the website was fully impaired and recognized an impairment of $14,253.

NOTE 3 NOTES PAYABLE –RELATED PARTY

During the three months ended October 31, 2012, the principal stockholder loaned the Company $25,000 to pay Company expenses. Pursuant to the terms of the loan, the loan is bearing interest of 9% , unsecured and due on September 25, 2013 (See Note 6).

During the three months ended October 31, 2012, the former controlling stockholders (prior to the Purchase Agreement) forgave loans of $20,000 and this was recorded by the Company as contributed capital. (See Notes 5(H) and 6).

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

NOTE 4 LOANS PAYABLE – RELATED PARTY

During the three months ended October 31, 2012, the former controlling stockholders (prior to the Purchase Agreement) forgave loans of $73,777 and this was recorded by the Company as contributed capital. (See Notes 5(H) and 6)

During the year ended July 31, 2012, the principal stockholder loaned the Company $64,408 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

During the year ended July 31, 2011, the principal stockholder loaned the Company $23,484 to pay Company expenses and was repaid $21,240 during the year. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2012
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

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share. As of October 31, 2012, none of the warrants had been exercised and they are beneficially owned by the Chief Executive Officer.

On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (266,667 warrants) for a total of $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share. As of October 31, 2012, none of the warrants had been exercised and they are expired.

On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (187,499 warrants) for a total of $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share. As of October 31, 2012, none of the warrants had been exercised and they are expired.

On June 1, 2010, the Company issued 272,727 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (136,364 warrants) for a total of $300,000 ($1.10/share). Each warrant is exercisable for a two year period and has an exercise price of $1.65 per share. As of October 31, 2012, none of the warrants had been exercised and they are expired.

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

For the three months ended October 31, 2012, the shareholder of the Company contributed $1,174 of interest on behalf of the Company (See Note 6).

For the year ended July 31, 2012, the shareholder of the Company contributed $3,359 of interest on behalf of the Company (See Note 6).

For the year ended July 31, 2011, the shareholder of the Company contributed $182 of interest on behalf of the Company (See Note 6).

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2012
(Unaudited)

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
As of October 31, 2012
(Unaudited)

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

(H) Expenses paid on Company’s behalf

During the three months ended October 31, 2012, the former controlling stockholders (prior to the Purchase Agreement) paid $9,430 of accounts payable and forgave a related party note and loan payable  of $93,777 and account payable of $67,500 on the Company’s behalf,  The $170,707 was recorded as an in kind contribution of capital (See Notes 3, 4 and 6).

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

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2012
(Unaudited)

(J) Warrants Issued for Cash

The following tables summarize all warrant grants for the three months  October 31, 2012 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2012	854,166	$0.91
Granted	-	$-
Exercised	-	$-
Forfeited	454,166	$(1.17)
Balance at October 31, 2012	400,000	$0.38

2012 Outstanding Warrants			Warrants Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2012	Weighted Average Exercise Price

$0.38	400,000	0.23 years	$0.38	400,000	$0.38

2011 Outstanding Warrants			Warrants Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2011	Weighted Average Exercise Price

$0.38 - $1.65	990,530	0.88 years	$0.91	990,530	$0.91

NOTE 6 RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2012, the former controlling stockholders (prior to the Purchase Agreement) paid $9,430 of accounts payable and forgave a related party note and loan payable  of $93,777 and account payable of $67,500 on the Company’s behalf,  The $170,707  was recorded as an in kind contribution of capital (See Notes 3,4 and 5(H)).

During the three months ended October 31, 2012, the principal stockholder loaned the Company $25,000 to pay Company expenses. Pursuant to the terms of the loan, the loan is bearing interest of 9%, unsecured and due on September 25, 2013 (See Note 3).

For the three months ended October 31, 2012, the shareholder of the Company contributed $1,174 of interest on behalf of the Company (See Note 5(B)).

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

As a condition of the Chief Exeuctive Officer acquiring control of the Company, Zug Financing Group S.A. conveyed to him all of its right, title and interest in and to 400,000 warrants for no consideration.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2012
(Unaudited)

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

NOTE 7 AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. This agreement expired on December 31, 2011 and it was not extended. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 272,727 shares of common stock for cash of $300,000 ($1.10/share) and 136,364 warrants at $1.65 per unit. On September 24, 2010, the Company issued 533,333 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $400,000 ($.75/share). Each warrant is exercisable for a two year period and has an exercise price of $1.13 per share. On August 16, 2010, the Company issued 375,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $300,000 ($.80/share). Each warrant is exercisable for a two year period and has an exercise price of $1.20 per share. On January 25, 2011, the Company issued 800,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (400,000 warrants) for a total of $200,000 ($.25/share). Each warrant is exercisable for a two year period and has an exercise price of $0.38 per share (See Note 5(A) and 5(J)). None of the aforementioned warrants had been exercised as of October 31, 2012 and the 590,350 warrants expired.

Gold American Mining, Corp.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of October 31, 2012
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

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement. The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada (the “Property’). To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property. The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010. The number of Company’s shares to be issued total 2,000,000 and are to be distributed in installments from the date of the agreement through January 31, 2012. The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through . As of July 31, 2011, the Company issued 1,500,000 shares of common stock having a fair value of $1,515,000 (See Note 5(E)) and paid $272,000 in cash payment. As part of the $750,000 work commitment, the Company is to provide $400,000 on or before April 30, 2011 and $350,000 on or before July 31, 2012. Finally, the Company is to issue 500,000 shares on January 31, 2012.

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
As of October 31, 2012
(Unaudited)

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

NOTE 8  GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,193,255 and used cash in operations of $1,666,911 from inception. In addition, there is a working capital deficiency of $22,622 and a stockholders’ deficiency of $22,622 as of October 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 9  SUBSEQUENT EVENT

Subsequent to quarter ended October 31, 2012, an unrelated party paid expenses of $3,000 on behalf of the Company in exchange for a non-interest bearing note.

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

Results of Operations

Three-months ended October 31, 2012 compared to the three-months ended October 31, 2011

We had a net loss of $35,174 for the three-months ended October 31, 2012, which was $6,065 higher than the net loss of $29,109 for the three-months ended October 31, 2011.  This change in our results over the two periods is primarily the result of increases in professional fees and general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended October 31, 2012 and 2011:

	Three-Months Ended
	October 31,		Increase
	2012	2011	(Decrease)

Revenues	$0	$0	$0
Professional Fees	29,137	11,938	17,199
Consulting Expenses	0	7,500	(7,500)
Exploration Costs	0	6,021	(6,021)
General and Administrative	4,645	3,319	1,326

Total Operating Expenses	33,782	28,778	5,004

(Loss) from Operations	(33,782)	(28,778)	5,004

Net Interest Income (Expense)	(1,392)	(331)	1,061

Loss from Operations Before Taxes	(35,174)	(29,109)	6,065

Net Loss	$(35,174)	$(29,109)	$6,065

Liquidity And Capital Resources

Our balance sheet as of October 31, 2012 reflects assets of $5,013. We had cash in the amount of $13 and a working capital deficit in the amount of $22,622 as of October 31, 2012. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	October 31, 2012	July 31, 2012

Current assets	$5,013	$2,926
Current liabilities	27,635	164,556
Working capital deficit	$(22,622)	$(161,630)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,193,255 and used cash in operations of $1,666,911 from inception. In addition, there is a working capital deficiency of $22,622 and a stockholder’s deficiency of $22,622 as of October 31, 2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Three-months Ended
	October 31,
	2012	2011

Net Cash Used in Operating Activities	$(46,563)	$(16,789)
Net Cash Used in Investing Activities	0	0
Net Cash Provided by Financing Activities	43,650	13,497
Net Increase (Decrease) in Cash	$(2,913)	$(3,292)

Operating Activities

Net cash flow used in operating activities during the three-months ended October 31, 2012 was $46,563 – an increase of $29,774 from the $16,789 net cash outflow during the three-months ended October 31, 2011. This increase in the cash used in operating activities was primarily due to the significantly higher professional fees for the quarter.

Investing Activities

Cash used in investing activities during the three-months ended October 31, 2012 and 2011 was nil.

Financing Activities

Financing activities during the three-months ended October 31, 2012 provided $43,650 to us, an increase of $30,153 from the $13,497 provided by financing activities during the three-months ended October 31, 2011. During the three-months ended October 31, 2012, the company received $43,650 as loans from related parties.

On May 7, 2010, we entered into an Equity Issuance Agreement with ZUG Financing Group S.A. (“ZUG”) wherein ZUG has agreed to advance up to $7,500,000 to our Company until December 31, 2011. As of October 31, 2012, we had received an aggregate of $1,200,000 in net proceeds from ZUG under the Equity Issuance Agreement. The Equity Issuance Agreement expired on December 31, 2011 and it wasn’t renewed.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of October 31, 2012, none of our properties have proven reserves.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to financial statements in Part I, Item 1 of this quarterly report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of Mr. Brett Bertolami, who currently serves as both Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.1
Stock Purchase Agreement by and between Gold American Mining Corp. and Brett Bertolami, dated September 29, 2012 (incoprorated by reference in Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2012)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

____________
*
In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD AMERICAN MINING CORP.

Date: December 31, 2012	By:	/s/ Brett Bertolami
	Name:	Brett Bertolami
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)