Form 10-Q
period 2013-01-31
GOLD AMERICAN MINING CORP.
filed 2013-03-22
CIK 1416090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 333-147056

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction	(IRS Employer Identification
Of Incorporation or Organization)	Number)

5320 South 900 East, Suite 260
Murray, Utah	84107
(Address of Principal Executive Offices)	(Zip Code)

801-428-9703
(Registrant’s telephone number, including area code)

Copies to:
Stephen M. Fleming, Esq.
Fleming PLLC
49 Front Street, Suite 206
Rockville Centre, New York 11570
Phone: (516) 833-5034
Fax: (516) 977-1209

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

As of March 20, 2013, there were 20,216,739 shares of the registrant’s common stock issued and outstanding.

GOLD AMERICAN MINING CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of January 31, 2013 (consolidated) (unaudited) and July 31, 2012 (audited)	3

	Condensed Statements of Operations for the three and six months ended January 31, 2013 (consolidated) and 2012 and from July 2, 2007 (inception) to January 31, 2013 (unaudited)	4

	Condensed Statement of Changes in Stockholders' Equity/(Deficiency) for the period from July 2, 2007 (inception) to January 31, 2013 (consolidated) (unaudited)	5

	Statements of Cash Flows for the six months ended January 31, 2013 (consolidated) and 2012 and from July 2, 2007 (inception) to January 31, 2013 (consolidated) (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION		25

Signature Page		28

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	January 31, 2013	July 31, 2012
	(Consolidated)
	(Unaudited)

Current Assets
Cash	$-	$2,926
Total Current Assets	-	2,926

Property and Equipment, net	-	2,301

Total Assets	$-	$5,227

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$5,674	$10,404
Accounts Payable - related party	-	67,500
Notes Payable - related party	25,000	20,000
Loans Payable - related party	-	66,652
Total Liabilities	30,674	164,556

Commitments and Contingencies (See Note 8)

Stockholders' Deficiency
Preferred stock, $0.00001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 451,645 and 451,645
issued and outstanding, respectively	4	4
Additional paid-in capital	4,178,874	3,998,748
Deficit accumulated during the exploration stage	(4,209,552)	(4,158,081)
Total Stockholders' Deficiency	(30,674)	(159,329)

Total Liabilities and Stockholders' Deficiency	$-	$5,227

See accompanying notes to the unaudited condensed consolidated financial statements.

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		From July 2, 2007 (Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	January 31, 2013
	(Consolidated)		(Consolidated)		(Consolidated)
Operating Expenses
Professional fees	$9,818	$18,610	$38,955	$30,548	$289,698
Consulting Expense	-	7,500	-	15,000	395,925
Exploration Costs	-	-	-	6,021	3,259,729
General and administrative	5,899	6,961	10,544	10,280	256,626
Total Operating Expenses	15,717	33,071	49,499	61,849	4,201,978

Loss from Operations	(15,717)	(33,071)	(49,499)	(61,849)	(4,201,978)

Other Income/(Expenses)
Interest Income	-	-	-	-	22
Interest Expense	(580)	(718)	(1,972)	(1,049)	(7,596)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(16,297)	(33,789)	(51,471)	(62,898)	(4,209,552)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(16,297)	$(33,789)	$(51,471)	$(62,898)	$(4,209,552)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.08)	$(0.11)	$(0.14)

Weighted average number of shares outstanding
during the period - Basic and Diluted	451,645	451,645	451,645	451,645

See accompanying notes to the unaudited condensed consolidated financial statements.

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from July 2, 2007 (Inception) to January 31, 2013
(Unaudited)

						Deficit accumulated during exploration stage
					Additional paid-in capital		Total
	Preferred stock		Common stock				Stockholders'
	Shares	Amount	Shares	Amount			Equity/(Deficiency)

Balance July 2, 2007	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.00001)	-	-	1,250,000	12	38	-	50

In kind contribution of services	-	-	-	-	1,080	-	1,080

Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)

Balance, July 31, 2007	-	-	1,250,000	12	1,118	(4,879)	(3,749)

Common stock issued for cash ($0.40 per share)	-	-	202,621	2	79,998	-	80,000

In kind contribution of services	-	-	-	-	5,760	-	5,760

Net loss for the year ended July 31, 2008	-	-	-	-	-	(70,555)	(70,555)

Balance, July 31, 2008	-	-	1,452,621	14	86,876	(75,434)	11,456

In kind contribution of services	-	-	-	-	5,760	-	5,760

In kind contribution of interest	-	-	-	-	256	-	256

Net loss for the year ended July 31, 2009	-	-	-	-	-	(31,521)	(31,521)

Balance, July 31, 2009	-	-	1,452,621	14	92,892	(106,955)	(14,049)

Shares issued in exchange for mining rights	-	-	3,500	0	658,000	-	658,000

Shares issued for cash ($120 per share)	-	-	1,667	0	200,000	-	200,000

Shares returned by founder as an in kind contribution	-	-	(1,025,000)	(10)	10	-	(0)

Shares issued for services	-	-	188	0	48,375	-	48,375

Shares and warrants issued for cash ($220 per share)	-	-	1,364	0	300,000	-	300,000

Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262

Expenses paid by shareholder on Company's behalf	-	-	-	-	60,871	-	60,871

In kind contribution of services	-	-	-	-	4,320	-	4,320

In kind contribution of interest	-	-	-	-	627	-	627

Net loss for the year ended July 31, 2010	-	-	-	-	-	(1,351,087)	(1,351,087)

Balance, July 31, 2010	-	-	434,340	4	1,389,357	(1,458,042)	(68,681)

Shares issued for services	-	-	763	0	88,950	-	88,950

Shares issued in exchange for mining rights	-	-	8,000	-	1,616,000	-	1,616,000

Shares and warrants issued for cash ($160 per share)	-	-	1,875	0	300,000	-	300,000

Shares and warrants issued for cash ($150 per share)	-	-	2,667	0	400,000	-	400,000

Shares and warrants issued for cash ($50 per share)	-	-	4,000	0	200,000	-	200,000

In kind contribution of interest	-	-	-	-	182	-	182

Net loss for the year ended July 31, 2011		-	-	-	-	(2,603,217)	(2,603,217)

Balance, July 31, 2011	-	-	451,645	4	3,994,489	(4,061,259)	(66,766)

In kind contribution of legal services	-	-	-	-	900	-	900

In kind contribution of interest	-	-	-	-	3,359	-	3,359

Net loss for the year ended July 31, 2012	-	-	-	-	-	(96,822)	(96,822)

Balance, July 31, 2012	-	-	451,645	4	3,998,748	(4,158,081)	(159,329)

Forgiveness of debts by principal stockholder	-	-	-	-	164,522	-	164,522

Expenses paid by shareholder on Company's behalf	-	-	-	-	9,430	-	9,430

Contributed Capital	-	-	-	-	5,000	-	5,000

In kind contribution of interest	-	-	-	-	1,174	-	1,174

Net loss for the six months ended January 31, 2013	-	-	-	-	-	(51,471)	(51,471)

Balance, January 31, 2013 (Consolidated)	-	$-	451,645	$4	$4,178,874	$(4,209,552)	$(30,674)

See accompanying notes to the unaudited condensed consolidated financial statements.

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the Period from July 2, 2007 (Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013
	(Consolidated)		(Consolidated)

Cash Flows From Operating Activities:
Net Loss	$(51,471)	$(62,898)	$(4,209,552)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	206	412	12,213
Stock issued for mining rights	-	-	2,274,000
Impairment of website	-	-	14,253
Stock issued for services	-	-	137,325
In-kind contribution of services	-	-	17,820
In-kind contribution of interest	1,174	1,049	5,598
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued expenses	(3,932)	3,384	6,472
Increase/(Decrease) in accounts payable - related party	-	15,000	67,500
(Increase)/Decrease in prepaid expenses	-	5,174	-
Net Cash Used In Operating Activities	(54,023)	(37,879)	(1,674,371)

Cash Flows From Investing Activities:
Advance receivable - related party	-	-	(1,123)
Repayment of advance receivable - related party	-	-	1,123
Purchase of fixed assets	-	-	(28,561)
Net Cash Used In Investing Activities	-	-	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable- related party	-	-	(66,276)
Expenses paid by shareholder on Company's behalf	9,430	-	70,301
Proceeds from loans payable-related party	9,220	35,024	166,410
Proceeds from notes payable-related party	27,447	1,500	47,447
Contributed capital from a related party	5,000	-	5,000
Proceeds from issuance of common stock	-	-	1,480,050
Net Cash Provided by Financing Activities	51,097	36,524	1,702,932

Net Increase / (Decrease) in Cash	(2,926)	(1,355)	-

Cash at Beginning of Period	2,926	5,226	-

Cash at End of Period	$-	$3,871	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$1,005
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

On January 31, 2013, the Company's principal stockholder forgave loans and related party accounts payable of $3,245 upon completion of the change in control. The forgiven loans and accrued interest payable were treated as contribution to additional paid in capital.

On January 31, 2013, a related party paid expenses on behalf of the Company of $5,000. The amount was treated as contributed capital from a non-related party.

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

See accompanying notes to the unaudited condensed consolidated financial statements.

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Gold American Mining, Corp. (an exploration stage company) (the "Company") was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Gold American Mining, Corp. is a precious metal mineral acquisition, exploration and development company.  Inception Development, Inc. was incorporated under the laws of the State of Idaho on January 28, 2013.

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

(B) Principles of Consolidation

The accompanying 2013 and 2012 consolidated financial statements include the accounts of Gold American Mining, Inc. and its wholly owned subsidiary, Inception Development, Inc.(from July 2, 2007, Inception).  The accompanying 2012 financial statements include the accounts of Gold American Mining, Corp. (collectively, the “Company”).  All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At January 31, 2013 and July 31, 2012, the Company had no cash equivalents.

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

(E) Exploration and Development Costs

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

During the six months ended January 31, 2013 and 2012, the Company recorded exploration costs of $0 and $6,021, respectively.

(F) Property and Equipment

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

There were no impairment losses recorded during the six months ended January 31, 2013 and 2012, respectively.

(G) Website Development

The Company has adopted the provisions of FASB Accounting Standards Codification No. 350 Intangible-Goodwills and Other. Costs incurred in the planning stage of a website are expensed, while costs incurred in the development state are capitalized and amortized over the estimated three year life of the asset.

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of January 31, 2013 and January 31, 2012 there were 0 and 4,953, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

(I) Revenue Recognition

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

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

(J) Income Taxes

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

(K) Stock-Based Compensation

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

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaids, accounts payable and accrued expenses, accounts payable-related party, notes payable-related party and loans payable – related party approximate fair value based on the short-term maturity of these instruments.

(N) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

NOTE 2 PROPERTY AND EQUIPMENT

At January 31, 2013 and July 31, 2012, respectively, property and equipment is as follows:

	January 31, 2013
	(Consolidated) (Unaudited)	July 31, 2012

Office Equipment	$-	$4,098
Less: accumulated depreciation	-	(1,797)
Total Property and Equipment	$-	$2,301

Depreciation expense for the six months ended January 31, 2013 and 2012 and for the period from July 2, 2007 (Inception) to January 31, 2013 was $206, $412 and $12,213 respectively.

During the year ended July 31, 2011, the Company determined that the website was fully impaired and recognized an impairment of $14,253.

NOTE 3 NOTES PAYABLE –RELATED PARTY

During the six months ended January 31, 2013, the principal stockholder loaned the Company $27,447 to pay Company expenses. Pursuant to the terms of the loan, the loan is bearing interest of 9%, unsecured and due on September 25, 2013 (See Note 7).  As of January 31, 2013 the controlling stockholder forgave $2,447 and $798 in accrued interest. This was recorded by the Company as contributed capital (See Note 7).

On October 10, 2011, the Company executed an unsecured, non-interest bearing, due on demand promissory note payable to its principal stockholder in the amount of $20,000 encompassing the $18,500 loaned to the Company during the year ended July 31, 2011 and an additional $1,500 loaned on August 22, 2011. Pursuant to the terms of the note, the note are non-interest bearing, unsecured and due on demand.   During the six months ended January 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) forgave loans of $20,000 and this was recorded by the Company as contributed capital (See Note 6 (H)).

NOTE 4 LOANS PAYABLE – RELATED PARTY

During the six months ended January 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) forgave loans of $73,777 and this was recorded by the Company as contributed capital (See Notes 6(H) and 7).

During the year ended July 31, 2012, the principal stockholder loaned the Company $64,408 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 7).

During the year ended July 31, 2011, the principal stockholder loaned the Company $23,484 to pay Company expenses and was repaid $21,240 during the year. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 7).

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

During the year ended July 31, 2010, the principal stockholder loaned the Company $41,915 to pay Company expenses and was repaid $39,274 during the year. There was $2,641 owed to the principal stockholder as of July 31, 2010 (See Note 7). Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand. The Company repaid the $2,641 to the principal stockholder during the year ended July 31, 2011.

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand. During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 6(G) and 7).

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008. The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008 (See Note 7).

NOTE 5 LOAN PAYABLE

For the six months ended January 31, 2013, a related party paid expenses of $5,000 on behalf of the Company in exchange for a non-interest bearing loan.  As of January 31, 2013 the loan was forgiven and recorded as a contributed capital.

NOTE 6 STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 4,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (2,000 warrants) for a total of $200,000 ($50/share). Each warrant is exercisable for a two year period and has an exercise price of $76 per share. As of January 31, 2013, none of the warrants had been exercised and they are expired.

On September 24, 2010, the Company issued 2,667 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (1,333 warrants) for a total of $400,000 ($150/share). Each warrant is exercisable for a two year period and has an exercise price of $226 per share. As of January 31, 2013, none of the warrants had been exercised and they are expired.

On August 16, 2010, the Company issued 1,875 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (938 warrants) for a total of $300,000 ($160/share). Each warrant is exercisable for a two year period and has an exercise price of $240 per share. As of January 31, 2013, none of the warrants had been exercised and they are expired.

On June 1, 2010, the Company issued 1,364 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (682 warrants) for a total of $300,000 ($220/share). Each warrant is exercisable for a two year period and has an exercise price of $330 per share. As of January 31, 2013, none of the warrants had been exercised and they are expired.

On April 30, 2010, the Company issued 1,667 shares of common stock for $200,000 ($120/share).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 202,623 shares of common stock for cash of $80,000 ($4/share).

On July 24, 2007, the Company issued 1,250,000 shares of common stock for $50 ($0.00004/share).

(B) In-Kind Contribution

For the year ended July 31, 2012, the Company recorded $900 of legal fees as an in kind contribution.

For the six months ended January 31, 2013, the former shareholder of the Company contributed $1,174 of interest on behalf of the Company (See Note 7).

For the year ended July 31, 2012, the shareholder of the Company contributed $3,359 of interest on behalf of the Company (See Note 7).

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

For the year ended July 31, 2011, the shareholder of the Company contributed $182 of interest on behalf of the Company (See Note 7).

For the year ended July 31, 2010 the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 7).

For the year ended July 31, 2010 the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 7).

For the year ended July 31, 2009 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 7).

For the year ended July 31, 2009 the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 7).

For the year ending July 31, 2008 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 7).

For the year ending July 31, 2007 the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 7).

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

On June 23, 2010, the Company amended its Articles of Incorporation to change its name to Gold American Mining Corp.

(D) Return of Common Stock

During 2009, immediately prior to the forward split, the Company’s sole member of the board of directors, returned 1,025,000 shares of common stock out of the total of 1,250,000 held by him as an in-kind contribution.

(E) Stock Issued for Mining Rights

On July 31, 2011 the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 8).

On April 30, 2011 the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 8).

On December 31, 2010, the Company issued 500 shares of common stock having a fair value of $101,000 ($202/share) in exchange for mining rights (See Note 8).

On October 31, 2010, the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 8).

On June 30, 2010, the Company issued 500 shares of common stock having a fair value of $52,000 ($104/share) in exchange for mining rights (See Note 8).

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

On April 26, 2010, the Company issued 500 shares of common stock having a fair value of $101,000 ($202/share) in exchange for mining rights (See Note 8).

On April 28, 2010, the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 8).

(F) Stock Issued for Services

On May 1, 2011 the Company issued 50 shares of common stock having a fair value of $1,100 ($22/share) in exchange for consulting services (See Note 8).

On February 1, 2011 the Company issued 50 shares of common stock having a fair value of $2,400 ($48/share) in exchange for consulting services (See Note 8).

On February 1, 2011 the Company issued 188 shares of common stock having a fair value of $9,000 ($48/share) in exchange for consulting services (See Note 8).

On January 31, 2011 the Company issued 50 shares of common stock having a fair value of $2,500 ($50/share) in exchange for consulting services (See Note 8).

On November 1, 2010, the Company issued 188 shares of common stock having a fair value of $30,000 ($160/share) in exchange for consulting services (See Note 8).

On August 23, 2010, the Company issued 50 shares of common stock having a fair value of $8,700 ($174/share) in exchange for consulting services (See Note 8).

On August 1, 2010, the Company issued 188 shares of common stock having a fair value of $35,250 ($188/share) in exchange for consulting services (See Note 8).

On May 7, 2010, the Company issued 188 shares of common stock having a fair value of $48,375 ($258/share) in exchange for consulting services (See Note 8).

(G) Cash contributed on Company’s behalf

During the year ended July 31, 2010, the principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital (See Note 4 and 7).

(H) Expenses paid on Company’s behalf

During the six months ended January 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $9,430 of accounts payable and forgave a related party note and loan payable  of $93,777 and account payable of $67,500 on the Company’s behalf,  The $170,707  was recorded as an in kind contribution of capital (See Notes 3, 4 and 7).

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 7).

(I) Stock Split

On November 21, 2012, the Company implemented a 200 to 1 reverse stock split. Upon effectiveness of the stock split, each shareholder canceled 200 shares of common stock for every share of common stock owned as of November 21, 2012. All share and per share references have been retroactively adjusted to reflect this 200 to 1 reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

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

(J) Warrants Issued for Cash

The following tables summarize all warrant grants for the three months January 31, 2013 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2012	4,271	$182
Granted	-	$-
Exercised	-	$-
Forfeited	4,271	$(182)
Balance at January 31, 2013	0	$0

2013 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2013	Weighted Average Exercise Price

$-	-	-	$-	-	$-

2012 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2012	Weighted Average Exercise Price

$50 - $220	4,953	0.63years	$182	4,953	$182

NOTE 7 RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $9,430 of accounts payable and forgave a related party note and loan payable of $93,777 and account payable of $67,500 on the Company’s behalf.  The $170,707 was recorded as an in kind contribution of capital (See Notes 3, 4 and 6(H)).

During the six months ended January 31, 2013, the principal stockholder loaned the Company $27,447 to pay Company expenses. Pursuant to the terms of the loan, the loan is bearing interest of 9%, unsecured and due on September 25, 2013 (See Note 3).  As of January 31, 2013 the controlling stockholder forgave $2,447 in loans and $798 in accrued interest. This was recorded by the Company as contributed capital (See Note 3).

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

For the six months ended January 31, 2013, the shareholder of the Company contributed $1,174 of interest on behalf of the Company (See Note6(B)).

For the year ended July 31, 2012 the shareholder of the Company contributed $3,359 of interest on behalf of the Company (See Note 6(B)).

During the year ended July 31, 2012, the principal stockholder loaned the Company $64,408 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 4).

During the year ended July 31, 2012, the Company paid $0 and accrued an additional $22,500 to its President for consulting services. The total amount owed to the President for consulting services is $67,500 as of July 31, 2012 (See Note 6(H)).

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

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand. During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 4 and 6(G)).

During the year ended July 31, 2011, the principal stockholder loaned the Company $23,484 to pay Company expenses and was repaid $21,240 during the year ended July 31, 2011. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand. As of July 31, 2011 the outstanding balance of the loans was $20,744. The Company has imputed an interest rate of 6% per anum upon the loans. Accordingly, interest expense and an in-kind contribution to additional paid in capital of $182 was recorded as of and for the year ended July 31, 2011 (See Note 4 and 6(B)).

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

For the year ended July 31, 2009, the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 6(B)).

For the year ended July 31, 2010, the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 6(B)).

For the year ended July 31, 2010, the shareholder of the Company contributed $627 of in kind contribution of interest on behalf of the Company (See Note 6(B)).

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on Company’s behalf, which was recorded as an in kind contribution of capital (See Note 6(H)).

As of July 31, 2009, the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 6 (B)).

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

For the year ending July 31, 2008 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 6(B)).

For the year ending July 31, 2007 the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 6(B)).

NOTE 8 AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. This agreement expired on December 31, 2011 and it was not extended. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “SILA.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 1,364 shares of common stock for cash of $300,000 ($220/share) and 682 warrants at $330 per unit. On September 24, 2010, the Company issued 2,667 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $400,000 ($150/share). Each warrant is exercisable for a two year period and has an exercise price of $226 per share. On August 16, 2010, the Company issued 1,875 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $300,000 ($220/share). Each warrant is exercisable for a two year period and has an exercise price of $240 per share. On January 25, 2011, the Company issued 4,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (2,000 warrants) for a total of $200,000 ($50/share). Each warrant is exercisable for a two year period and has an exercise price of $76 per share (See Note 6(A) and 6(J)). None of the aforementioned warrants had been exercised as of January 31, 2013 and the 4,952 warrants expired.

On May 7, 2010, the Company entered into a consulting agreement with an unrelated third party to provide consulting services in exchange for $7,500 per month and 188 share of Common Stock for every three months while the agreement remains in place. Effective February 1, 2011, the consulting services fee was reduced to $1,500 per month. For the year ended July 31, 2010 the Company issued 188 shares of common stock with a fair value of $48,375 and paid $22,500 in consulting fees. For the year ended July 31, 2011, the Company issued 563 shares of common stock with a fair value of $74,250 and paid $49,500 in consulting fees (See Note 6(F)). This agreement was terminated in April 2011.

On April 28, 2010, Gold American Mining Corp (the “Company) and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement. The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada (the “Property’). To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property. The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010. The number of Company’s shares to be issued total 10,000 and are to be distributed in installments from the date of the agreement through January 31, 2012. The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through. As of July 31, 2011, the Company issued 7,500 shares of common stock having a fair value of $1,515,000 (See Note 6(E)) and paid $272,000 in cash payment. As part of the $750,000 work commitment, the Company is to provide $400,000 on or before April 30, 2011 and $350,000 on or before July 31, 2012. Finally, the Company is to issue 2,500 shares on January 31, 2012.

The Company incurred $0 in expenditures during the year ended July 31, 2011, therefore the agreement went into default and terminated as of July 31, 2011. Therefore, the Company issued the final 2,500 shares of common stock having a fair value of $505,000 as of July 31, 2011 (See Note 6(E)).

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

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

To exercise the option the Company shall pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares to be issued to Yale total 5,000 and are to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company is also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013 according the following schedule:

●	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit
●	Upon signing of a Definite Agreement the Company paid $10,000 and issued 500 shares of common stock having a fair value of $101,000
●	For the year ended July 31, 2010 the Company paid $20,000 and issued 500 shares of common stock (See Note 6(E)).
●	On or before December 30, 2010, the Company will pay $30,000 and issue 500 shares of common stock. On December 31, 2010, the Company paid $30,000 and issued 500 shares of common stock (See Note 6(E)).
●
On or before June 30, 2011, the Company was required to pay $50,000 and issue 500 shares of common stock. and have minimum expenditures of $400,000. As of July 31, 2011, Yale issued a waiver regarding the required cash payment and stock issuance.

●
On or before December 30, 2011, the company will pay $50,000 and issue 500 shares of common stock. The Company did not pay this required cash payment and stock issuance because effective February 21, 2012, the agreement was terminated and no additional cash payments and share issuance are due. The agreement is no longer in effect.

●	On or before June 30, 2012, the Company will pay $75,000 and issue 500 shares of common stock
●	On or before December 30, 2012, the company will pay $100,000, issue 500 shares of common stock and have minimum expenditures of an additional $700,000
●	On or before June 30, 2013, the Company will pay $200,000 and issue 500 share of common stock
●	On or before December 30, 2013, the Company will pay $355,000, issue an 1,000 shares of common stock and have minimum expenditures of an additional $900,000

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

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the year ended July 31, 2011 the Company issued 40,000 shares of common stock with a fair value of $14,700 and incurred $11,000 in consulting fees (See Note 6(F)). This agreement was terminated as of August 1, 2011.

Gold American Mining, Corp. and Subsidiary
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2013
(Unaudited)

NOTE 9  GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,209,552 and used cash in operations of $1,674,371 from inception. In addition, there is a working capital deficiency of $30,674 and a stockholders’ deficiency of $30,674 as of January 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 10  SUBSEQUENT EVENT

Subsequent to quarter ended January 31, 2013, a related party paid expenses of $3,500 on behalf of the Company.

Subsequent to the quarter ended January 31, 2013, the former principal stockholder party paid expenses of $5,713 on behalf of the Company.

On February 25, 2013 the former principal stockholder converted $25,000, of the note payable owed into 1,000,000 shares of common stock at $0.025 per share.

On February 25, 2013, Gold American, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Gold American, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty.  The Asset Purchase Agreement closed on February 25, 2013.  Management is still evaluating the accounting treatment for this transaction.

On February 25, 2013, the Company entered into a retainer agreement in exchange for legal services pursuant to which it was issued 600,000 shares of common stock of the Company in consideration of legal services.

On February 25, 2013, the Company entered into a consulting agreement pursuant to which he was issued 50,000 shares of common stock of the Company in consideration of consulting services.

On February 25, 2013, the Company entered into a consulting agreement pursuant to which it was issued 250,000 shares of common stock of the Company in consideration of consulting services.

On February 25, 2013, the Company entered into a consulting agreement pursuant to which it was issued 250,000 shares of common stock of the Company in consideration of consulting services.

On February 25, 2013, the Company entered into a consulting agreement pursuant to which it was issued 500,000 shares of common stock of the Company in consideration of consulting services.

On February 25, 2013, the Company entered into a consulting agreement pursuant to which it was issued 100,000 shares of common stock of the Company in consideration of consulting services.

On February 25, 2013, the Company entered into a consulting agreement w pursuant to which he was issued 100,000 shares of common stock of the Company in consideration of consulting services.

On February 25, 2013, the Company entered into a consulting agreement pursuant to which he was issued 565,094shares of common stock of the Company in consideration of consulting services.

On February 25, 2013, the Company entered into a consulting agreement pursuant to which it was issued 200,000 shares of common stock of the Company in consideration of consulting services.

On February 25, 2013, the Company entered into a consulting agreement pursuant to which he was issued 150,000 shares of common stock of the Company in consideration of consulting services.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition;
●	General economic conditions;
●	Changes in regulations;
●	Our limited operating history;
●	The gold market in general;
●	The risk that our exploration activities may not result in commercially exploitable quantities;
●	The risk inherent in the exploitation for minerals, such as weather, accidents, equipment failures and government restrictions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

On February 25, 2013, Gold American Mining Corp. ("Gold American" or, the "Company"), its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Gold American, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty.  The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”).  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Assert Purchase Agreement.  As a result of such acquisition, our operations are now focused on the ownership and operation of the mine acquired from Inception Resources. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

We are a mining exploration stage company engaged in the acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties.  Inception Resources has acquired one project, as described below. Our target properties are those that have been the subject of historical exploration. We have not generated revenue from mining operations.

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the U.P. and Burlington Gold Mine (“UP & Burlington” or the “Mine”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013(the “Asset Purchase Agreement”).   We are presently in the exploration stage at UP & Burlington.  UP & Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP & Burlington.

 UP & Burlington is a private gold property which was discovered in 1892 which has been held unused in a family trust for the past 75 years.  UP & Burlington is located in County of Lemhi, Northwest of Salmon, Idaho, at an elevation of 7,994 feet.  The UP & Burlington site is located six miles from the city of Salmon; is 0.6 miles away from the closest major road (Ridge Rd.); and is 1.56 miles away from the closest major power line.  We believe Salmon, along with the surrounding County of Lemhi, provides an excellent infrastructure for our mine.  Salmon has a population of 3,122 and Lemhi County has a population of 7,806.  In September 2011, heavy maintenance and right-of-way repair was completed and a new road to UP & Burlington was constructed.

 UP & Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres.  Subsequently, in 1989, a U.S. Forest Survey was performed on the UP & Burlington site confirming that the patented claims cover an area which is six hundred feet by three thousand feet (600’x300’).  The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types.  With our purchase of UP & Burlington, we have the benefit or working on private land, which requires only a hauling / road permit to commence significant operations.

 As part of our initial Plan of Operations, we have compiled a two-phase plan in which we intend to fund underground mining with operating profits from surface mining, if any. During Phase I, we plan to obtain the necessary permitting, make additional access road and surface improvements, implement surface mining on a 2,500 foot per day-lighted vein to depths of 40 – 60 feet, and achieve Confirmatory Core Drilling (NI43-101), Vein Definition and Ore Valuation.  In Phase II, we plan to contract an underground mining and operations plan, expand portal development leveraging existing underground access and implement underground mining to a depth based on optimizing costs versus processed ore value.  There is no guarantee that we will be successful in implementing either Phase I or Phase II.

 Our Tactical Plan includes obtaining a Lemhi County Conditional Use Permit, an Idaho Department of Lands Surface Reclamation Bond and permitting for the U.S. Forest Service Access Road, as well as obtaining major contracts such as geotechnical contracts, surface mining contracts, toll processing contracts and underground mine plan contracts.

 The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase of confirmation and expansion drilling will begin in 2013 and the Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies during 2013 and soon thereafter update the historic feasibility study and environmental permit applications.

We also plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

Results of Operations

Three-months ended January 31, 2013 compared to the three-months ended January 31, 2012

We had a net loss of $16,297 for the three-months ended January 31, 2013, and a net loss of $33,789 for the three-months ended January 31, 2012.  This change in our results over the two periods is primarily the result of decreases in professional fees and general and administrative expenses.  The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended January 31, 2013 and 2012:

	Three-Months Ended
	January 31,		Increase
	2013	2012	(Decrease)

Revenues	$0	$0	$0
Professional Fees	9,818	18,610	(8,792)
Consulting Expenses	0	7,500	(7,500)
Exploration Costs	0	0	0
General and Administrative	5,899	6,961	(1,062)

Total Operating Expenses	15,717	33,071	(17,354)

(Loss) from Operations	15,717	33,071	(17,354)

Net Interest Income (Expense)	(580)	(718)	(138)

Loss from Operations Before Taxes	(15,717)	(33,071)	(17,354)

Net Loss	$(16,297)	$(33,789)	$(17,492)

The Company had no revenues in both periods.

Six-months ended January 31, 2013 compared to the six-months ended January 31, 2012

We had a net loss of $51,471 for the six-months ended January 31, 2013, and a net loss of $62,898 for the six-months ended January 31, 2012.  This change in our results over the two periods is primarily the result of a net decrease in professional fees and general and administrative expenses which was offset by a decrease in consulting fees and exploration costs.  The following table summarizes key items of comparison and their related increase (decrease) for the six-months ended January 31, 2013 and 2012:

	Six-Months Ended
	January 31,		Increase
	2013	2012	(Decrease)

Revenues	$0	$0	$0
Professional Fees	38,955	30,548	8,407
Consulting Expenses	0	15,000	(15,000)
Exploration Costs	0	6,021	(6,021)
General and Administrative	10,544	10,280	264

Total Operating Expenses	49,499	61,849	(12,350)

(Loss) from Operations	(49,499)	(61,849)	(12,350)

Net Interest Income (Expense)	(1,972)	(1,049)	923

Loss from Operations Before Taxes	(51,471)	(62,898)	(11,427)

Net Loss	$(51,471)	$(62,898)	$(11,427)

The Company had no revenues in both periods.

Liquidity And Capital Resources

Our balance sheet as of January 31, 2013 reflects assets of $0. We had cash in the amount of $0 and a working capital deficit in the amount of $30,674 as of January 31, 2013. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.  We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	January 31, 2013	July 31, 2012

Current assets	$0	$2,926
Current liabilities	30,674	164,556
Working capital deficit	$(30,674)	$(161,630)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,209,552 and used cash in operations of $1,674,371 from inception. In addition, there is a working capital deficiency of $30,674 and a stockholder’s deficiency of $30,674 as of January 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Six-months Ended
	January 31,
	2013	2012

Net Cash Used in Operating Activities	$(54,023)	$(37,879)
Net Cash Used in Investing Activities	0	0
Net Cash Provided by Financing Activities	51,097	36,524
Net Increase (Decrease) in Cash	$(2,926)	$(1,355)

Operating Activities

Net cash flow used in operating activities during the six-months ended January 31, 2013 was $54,023 – an increase of $16,144 from the $37,879 net cash outflow during the six-months ended January 31, 2012. This increase in the cash used in operating activities was primarily due to the significantly higher professional fees for the quarter.

Investing Activities

Cash used in investing activities during the six-months ended January 31, 2013 and 2012 was nil.

Financing Activities

Financing activities during the six-months ended January 31, 2013 provided $51,097 to us, an increase of $14,573 from the $36,524 provided by financing activities during the six-months ended January 31, 2012. During the six-months ended January 31, 2013, the company received $9,220 as loans from related parties and $5,000 as contributed capital from related parties.

We are currently seeking up to $2,000,000 in equity financing in order to fully implement our business plan.

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

 The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of January 31, 2013, none of our properties have proven reserves.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to financial statements in Part I, Item 1 of this quarterly report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 31, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

On February 25, 2013, Gold American Mining Corp. ("Gold American" or, the "Company"), its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Gold American, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty.  The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”).  We were a "shell company" (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Assert Purchase Agreement.  As a result of such acquisition, our operations are now focused on the ownership and operation of the mine acquired from Inception Resources. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.1
Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (1)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (1)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (1)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (1)

10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (1)

10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (1)

10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (1)

10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (1)

10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (1)

10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (1)

10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (1)

10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (1)

10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (1)

10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (1)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

(1)  Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on March 1, 2013
_______
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

GOLD AMERICAN MINING CORP.

Date: March 22, 2013	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial Officer)