Form 10-Q
period 2013-04-30
INCEPTION MINING INC.
filed 2013-06-19
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 333-147056

Inception Mining, Inc.

(Formerly known as Gold American Mining Corp.)

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction Of	(IRS Employer
Incorporation or Organization)	Identification Number)

5320 South 900 East, Suite 260
Murray, Utah	84107
(Address of Principal Executive Offices)	(Zip Code)

801-428-9703

(Registrant’s telephone number, including area code)

Copies to:

Stephen M. Fleming, Esq.

Fleming PLLC

49 Front Street, Suite 206

Rockville Centre, New York 11570

Phone: (516) 833-5034

Fax: (516) 977-1209

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 19, 2013, there were 20,216,739 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of April 30, 2013 (unaudited) and July 31, 2012	F-1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2013 and 2012 and from July 2, 2007 (inception) to April 30, 2013	F-2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the period from July 2, 2007 (inception) to April 30, 2013	F-3
	Unaudited Consolidated Statements of Cash Flows for the nine months ended April 30, 2013 and 2012 and from July 2, 2007 (inception) to April 30, 2013	F-5
	Notes to Unaudited Condensed Consolidated Financial Statements	F-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6
PART II – OTHER INFORMATION
Signature Page		8

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	April 30, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$2,926
Prepaid consulting expenses	34,636	-
Total Current Assets	34,636	2,926

Property and equipment, net	3,707	2,301
Mining claim	950,160	-
Total Assets	$988,503	$5,227

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$60,000	$10,404
Accounts payable - related party	-	67,500
Accrued interest payable	3,040	-
Notes payable	850,000	20,000
Notes payable - stockholders	171,033	66,652
Total Liabilities	1,084,073	164,556

Commitments and Contingencies (See Note 7)

Stockholders’ Equity (Deficiency)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 20,216,739 and 451,645 shares issued and outstanding as of April 30, 2013 and July 31, 2012, respectively	202	4
Additional paid-in capital	4,292,777	3,998,748
Deficit accumulated during the exploration stage	(4,388,549)	(4,158,081)
Total Stockholders’ Equity (Deficiency)	(95,570)	(159,329)

Total Liabilities and Stockholders’ Equity (Deficiency)	$988,503	$5,227

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended		For the Period from July 2, 2007 (Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	April 30, 2013
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	117,583	5,445	156,808	35,993	407,551
Consulting expense	33,557	7,500	33,557	22,500	429,482
Exploration costs	10,390	-	10,390	6,021	3,270,119
General and administrative	15,219	4,515	25,763	14,795	271,845
Total Operating Expenses	177,019	17,460	226,518	79,309	4,378,997

Loss from Operations	(177,019)	(17,460)	(226,518)	(79,309)	(4,378,997)

Other Income/(Expenses)
Interest income	-	-	-	-	22
Gain on forgiveness of debt	1,062	-	1,062	-	1,062
Interest expense	(3,040)	(936)	(5,012)	(1,985)	(10,636)
Total Other Income/(Expenses)	(1,978)	(936)	(3,950)	(1,985)	(9,552)

Loss from Operations before Income Taxes	(178,997)	(18,396)	(230,468)	(81,294)	(4,338,549)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(178,997)	$(18,396)	$(230,468)	$(81,294)	$(4,388,549)

Net loss per share - Basic and Diluted	$(0.01)	$(0.04)	$(0.05)	$(0.18)

Weighted average number of shares outstanding during the period - Basic and Diluted	14,664,746	451,645	5,085,220	451,645

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the period from July 2, 2007 (Inception) to April 30, 2013

	Preferred stock		Common stock			Deficit
	($0.00001 Par)		($0.00001 Par)		Additional Paid-in	Accumulated during Exploration	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance July 2, 2007 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00001)	-	-	1,250,000	12	38	-	50
In kind contribution of services	-	-	-	-	1,080	-	1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	1,250,000	12	1,118	(4,879)	(3,749)
Stock sold for cash	-	-	202,621	2	79,998	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	5,760
Net loss for the year	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	1,452,621	14	86,876	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	5,760
In kind contribution of interest	-	-	-	-	256	-	256
Net loss for the year	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	1,452,621	14	92,892	(106,955)	(14,049)
Shares issued in exchange for mining rights	-	-	3,500	-	658,000	-	658,000
Shares issued for cash ($120 per share)	-	-	1,667	-	200,000	-	200,000
Shares returned by founder as an in kind contribution	-	-	(1,025,000)	(10)	10	-	-
Shares issued for services	-	-	188	-	48,375	-	48,375
Shares and warrants issued for cash ($220 per unit)	-	-	1,364	-	300,000	-	300,000
Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262
Expenses paid by stockholder on behalf of Company	-	-	-	-	60,871	-	60,871
In kind contribution of services	-	-	-	-	4,320	-	4,320
In kind contribution of interest	-	-	-	-	627	-	627
Net loss for the year	-	-	-	-	-	(1,351,087)	(1,351,087)
Balance, July 31, 2010	-	-	434,340	4	1,389,357	(1,458,042)	(68,681)
Shares issued for services	-	-	763	-	88,950	-	88,950
Shares issued in exchange for mining rights	-	-	8,000	-	1,616,000	-	1,616,000
Shares and warrants issued for cash ($160 per unit)	-	-	1,875	-	300,000	-	300,000
Shares and warrants issued for cash ($150 per unit)	-	-	2,667	-	400,000	-	400,000
Shares and warrants issued for cash ($50 per unit)	-	-	4,000	-	200,000	-	200,000
In kind contribution of interest	-	-	-	-	182	-	182
Net loss for the year	-	-	-	-	-	(2,603,217)	(2,603,217)
Balance, July 31, 2011	-	-	451,645	4	3,994,489	(4,061,259)	(66,766)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Continued)

For the period from July 2, 2007 (Inception) to April 30, 2013

	Preferred stock		Common stock			Deficit
	($0.00001 Par)		($0.00001 Par)		Additional Paid-in	Accumulated during Exploration	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
Balance, July 31, 2011	-	$-	451,645	$4	$3,994,489	$(4,061,259)	$(66,766)
In kind contribution of legal services	-	-	-	-	900	-	900
In kind contribution of interest	-	-	-	-	3,359	-	3,359
Net loss for the year	-	-	-	-	-	(96,822)	(96,822)
Balance, July 31, 2012	-	-	451,645	4	3,998,748	(4,158,081)	(159,329)
Forgiveness of debts by principal stockholder	-	-	-	-	159,152	-	159,152
Expenses paid by stockholder on behalf of Company	-	-	-	-	22,544	-	22,544
In kind contribution of accrued interest to shareholder	-	-	-	-	4,419	-	4,419
Shares issued for shareholder debt	-	-	1,000,000	10	24,990	-	25,000
Shares issued for services	-	-	2,765,094	28	82,924	-	82,952
Shares issued in exchange for mining claim	-	-	16,000,000	160	-	-	160
Net loss for the period	-	-	-	-	-	(230,468)	(82,952)
Balance, April 30, 2013	-	$-	20,216,739	$202	$4,292,777	$(4,388,549)	$(95,570)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended		For the Period from July 2, 2007 (Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(230,468)	$(81,294)	$(4,388,549)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	425	614	12,432
Stock issued for mining rights	-	-	2,274,000
Impairment of website	-	-	14,253
Stock issued for services	82,953	-	220,278
In-kind contribution of services	67,500	450	85,320
In-kind contribution of accrued interest	1,971	1,985	6,395
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(34,636)	5,174	(1,847,233)
Increase/(decrease) in accounts payable and accrued expenses	49,596	4,965	60,000
Increase/(decrease) in accounts payable - related party	(67,500)	22,500	-
Increase/(decrease) in accrued interest	3,040	-	3,040
Net Cash Used In Operating Activities	(127,119)	(45,606)	(1,747,467)

Cash Flows From Investing Activities:
Advance receivable - related party	-	-	(1,123)
Repayment of advance receivable - related party	-	-	1,123
Purchase of fixed assets	(3,925)	-	(32,486)
Net Cash Used In Investing Activities	(3,925)	-	(32,486)

Cash Flows From Financing Activities:
Repayment of loan payable-related party	-	-	(66,276)
Repayment of note payable	(100,000)	-	(100,000)
Expenses paid by shareholder on behalf of Company	22,544	-	83,415
Proceeds from loans payable-related party	-	63,884	157,190
Proceeds from notes payable-related party	205,574	1,500	225,574
Proceeds from issuance of common stock	-	-	1,480,050
Net Cash Provided by Financing Activities	128,118	65,384	1,779,953

Net Increase / (Decrease) in Cash	(2,926)	19,778	-
Cash at Beginning of Period	2,926	5,226	-

Cash at End of Period	$-	$25,004	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$1,005
Cash paid for taxes	$-	$-	$-

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ending April 30, 2013, the Company’s principal stockholders paid expenses in behalf of the Company totaling $15,419. This amount paid for expenses and accrued interest of $1,174 was forgiven and treated as contribution to additional paid in capital.

On February 25, 2013, the Company’s principal stockholder converted a note payable of $25,000 into 1,000,000 shares of common stock ($0.025 per share).

On January 31, 2013, the Company’s principal stockholder forgave loans and related party accounts payable of $3,245. The forgiven loans and accrued interest payable were treated as contribution to additional paid in capital.

On January 31, 2013, a related party paid expenses on behalf of the Company of $5,000. The amount was treated as contributed additional paid in capital from a non-related party.

On September 29, 2012, the Company’s former principal stockholder forgave loans and related party accounts payable of $161,277. The forgiven loans and related party accounts payable were treated as contribution to additional paid in capital.

During the year ended July 31,2010, the Company’s principal stockholder forgave loans of $24,262. The forgiveness was treated as contributed additional paid in capital from the principal stockholder.

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations (s-x) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations, in accordance with generally accepted accounting principles.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated July 31, 2012 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Inception Mining, Inc. (formerly known as Gold American Mining Corp.) (an exploration stage company) was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Inception Mining, Inc. is a precious metal mineral acquisition, exploration and development company. Inception Development, Inc., its wholly owned subsidiary was incorporated under the laws of the State of Idaho on January 28, 2013.

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

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 and SEC Industry Guide No. 7 addressing issues in mining operations.

On March 5, 2010, the Company amended its articles of incorporation to (1) to change its name to Silver America, Inc. and (2) increased its authorized common stock from 100,000,000 to 500,000,000.

On June 23, 2010 the Company amended its articles of incorporation to change its name to Gold American Mining Corp.

On May 17, 2013, the Company amended its articles of incorporation to change its name to Inception Mining, Inc.

(B) Principles of Consolidation

The accompanying 2013 and 2012 consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiary, Inception Development, Inc.(collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At April 30, 2013 and July 31, 2012, the Company had $0 and $2,926 in cash equivalents.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of April 30, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(E) Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB Accounting Standards Codification No. 930, Extractive Activities- Mining. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least annually, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

During the nine months ended April 30, 2013 and 2012, the Company recorded exploration costs of $10,391 and $6,021, respectively.

(F) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a three year life for office equipment, its only category of property and equipment.

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

There were no impairment losses recorded during the nine months ended April 30, 2013 and 2012, respectively.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of April 30, 2013 and 2012 there were 0 and 4,953, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of April 30, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

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

(L) Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for prepaids, accounts payable and accrued expenses, accounts payable-related party, notes payable-related party and loans payable – related party approximate fair value based on the short-term maturity of these instruments. There are no assets or liabilities that are measured at fair value on a recurring basis.

(M) Recent Accounting Pronouncements

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

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(M) Recent Accounting Pronouncements (continued)

amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

NOTE 2 PROPERTY AND EQUIPMENT

At April 30, 2013 and July 31, 2012, respectively, property and equipment is as follows:

	April 30, 2013	July 31, 2012
	(Unaudited)
Office Equipment	$3,925	$4,098
Less: accumulated depreciation	(218)	(1,797)
Total Property and Equipment	$3,707	$2,301

Depreciation expense for the nine months ended April 30, 2013 and 2012 and for the period from July 2, 2007 (Inception) to April 30, 2013 was $218, $614 and $12,432 respectively. During the nine months ended April 30, 2013, a former controlling stockholder took the only asset as payment on an outstanding loan valued at $2,095.

NOTE 3 NOTES PAYABLE

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. During the three months ended April 30, 2013, the first installment payment of $100,000 on these notes was paid. As of April 30, 2013, the outstanding balances on these notes were $700,000 and $150,000 (See Notes 5(E) and 7).

NOTE 4 NOTES PAYABLE – STOCKHOLDERS

During the nine months ended April 30, 2013, a stockholder loaned or paid expenses on behalf of the Company $171,033 to pay Company expenses. Pursuant to the terms of the loan, the loan bears interest at8%, unsecured and due on demand (See Note 6). As of April 30, 2013 the outstanding balance was $171,033 and $3,040 in accrued interest ($5,012 interest expense was recognized during the period).

During the nine months ended April 30, 2013, the former controlling stockholders (prior to the Purchase Agreement) forgave the two loans payable listed below of $64,408 and $2,244. This was recorded by the Company as contributed capital (See Notes 5(H) and 6), no gain or loss was recognized.

For the nine months ended April 30, 2013, a related party paid expenses of $5,000 on behalf of the Company in exchange for a non-interest bearing loan. As of January 31, 2013 the loan was forgiven and recorded as a contributed capital (See Note 5(H)).

During the year ended July 31, 2012, the principal stockholder loaned or paid expenses on behalf of the Company $64,408 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 6).

On October 10, 2011, the Company executed an unsecured, non-interest bearing, due on demand promissory note payable to its During the nine months ended April 30, 2013, the principal stockholder loaned the Company $27,447 to pay Company expenses. Pursuant to the terms of the loan, the loan is bearing interest of 9%, unsecured and due on September 25, 2013 (See Note 6). As of January 31, 2013 the controlling stockholder forgave $2,447 and $798 in accrued interest. This was recorded by the Company as contributed capital. On February 25, 2013 the remaining $25,000 was converted to 1,000,000 shares of common stock at $0.025 per share (See Notes 5(H) and 6), no gain or loss was recognized.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 4 NOTES PAYABLE – STOCKHOLDERS (CONTINUED)

On October 10, 2011, the Company executed an unsecured, non-interest bearing, due on demand promissory note payable to its principal stockholder in the amount of $20,000 encompassing the $18,500 loaned to the Company during the year ended July 31, 2011 and an additional $1,500 loaned on August 22, 2011. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. During the nine months ended April 30, 2013, the former controlling stockholders (prior to the Purchase Agreement) forgave loans of $20,000 and this was recorded by the Company as contributed capital (See Note 5(H)).

During the year ended July 31, 2011, the principal stockholder loaned or paid expenses on behalf of the Company $23,484 to pay Company expenses and was repaid $21,240 during the year. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand As of July 31, 2012, the outstanding balance was $2,244 (See Note 6).

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

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand. During the year ended July 31, 2010, the principal stockholder was repaid $21 and then forgave $24,262 which was recorded by the Company as contributed capital (See Note 5(G) and 6).

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008. The Company repaid $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008 (See Note 6).

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On January 25, 2011, the Company issued 4,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (2,000 warrants) for a total of $200,000 ($50/share). Each warrant is exercisable for a two year period and has an exercise price of $76 per share. As of April 30, 2013, none of the warrants had been exercised and they are expired.

On September 24, 2010, the Company issued 2,667 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (1,333 warrants) for a total of $400,000 ($150/share). Each warrant is exercisable for a two year period and has an exercise price of $226 per share. As of April 30, 2013, none of the warrants had been exercised and they are expired.

On August 16, 2010, the Company issued 1,875 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (938 warrants) for a total of $300,000 ($160/share). Each warrant is exercisable for a two year period and has an exercise price of $240 per share. As of April 30, 2013, none of the warrants had been exercised and they are expired.

On June 1, 2010, the Company issued 1,364 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock (682 warrants) for a total of $300,000 ($220/share). Each warrant is exercisable for a two year period and has an exercise price of $330 per share. As of April 30, 2013, none of the warrants had been exercised and they are expired.

On April 30, 2010, the Company issued 1,667 shares of common stock for $200,000 ($120/share).

For the year ending July 31, 2008 the Company entered into stock purchase agreements and issued 202,623 shares of common stock for cash of $80,000 ($4/share).

On July 24, 2007, the Company issued 1,250,000 shares of common stock for $50 ($0.00004/share).

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

(B) In-Kind Contribution

The items listed below were expensed during the periods in which the transactions took place.

For the nine months ended April 30, 2013, the former shareholder of the Company contributed $4,419 of accrued interest on behalf of the Company (See Note 6).

For the year ended July 31, 2012, the Company recorded $900 of legal fees as an in kind contribution.

For the year ended July 31, 2012, the shareholder of the Company contributed $3,359 of accrued interest on behalf of the Company (See Note 6).

For the year ended July 31, 2011, the shareholder of the Company contributed $182 of accrued interest on behalf of the Company (See Note 6).

For the year ended July 31, 2010 the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 6).

For the year ended July 31, 2010 the shareholder of the Company contributed $627 of in kind contribution of accrued interest on behalf of the Company (See Note 6).

For the year ended July 31, 2009 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 6).

For the year ended July 31, 2009 the shareholder of the Company contributed $256 of in kind contribution of accrued interest on behalf of the Company (See Note 6).

For the year ending July 31, 2008 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 6).

For the year ending July 31, 2007 the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 6).

(C) Amendments to Articles of Incorporation

On May 17, 2013, the Company amended its articles of incorporation to change its name to Inception Mining, Inc.

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

(D) Return of Common Stock

During 2009, immediately prior to the forward split, the Company’s sole member of the board of directors, returned 1,025,000 shares of common stock out of the total of 1,250,000 held by him and were cancelled by the Company.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

(E) Stock Issued for Mining Rights and Claim

On February 25, 2013, the Company and its majority shareholder, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at$160

(valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and7).

On July 31, 2011 the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 7).

On April 30, 2011 the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 7).

On December 31, 2010, the Company issued 500 shares of common stock having a fair value of $101,000 ($202/share) in exchange for mining rights (See Note 7).

On October 31, 2010, the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 7).

On June 30, 2010, the Company issued 500 shares of common stock having a fair value of $52,000 ($104/share) in exchange for mining rights (See Note 7).

On April 26, 2010, the Company issued 500 shares of common stock having a fair value of $101,000 ($202/share) in exchange for mining rights (See Note 7).

On April 28, 2010, the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 7).

(F) Stock Issued for Services

On February 25, 2013 the Company issued 600,000 shares of common stock having a fair value of $18,000 ($0.03/share) in exchange for legal services. This transaction was recorded as a prepaid legal fee and will be amortized over the next 12 months (See Note 7).

On February 25, 2013 the Company issued 50,000 shares of common stock having a fair value of $1,500 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 7).

On February 25, 2013 the Company issued 200,000 shares of common stock having a fair value of $6,000 ($0.03/share) in exchange for consulting services. This transaction was expensed upon closing of the asset purchase agreement (See Note 7).

On February 25, 2013 the Company issued 565,094 shares of common stock having a fair value of $16,952.82 ($0.03/share) in exchange for consulting services. This transaction was expensed upon closing of the asset purchase agreement (See Note 7).

On February 25, 2013 the Company issued 250,000 shares of common stock having a fair value of $7,500 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 7).

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

(F) Stock Issued for Services (Continued)

On February 25, 2013 the Company issued 250,000 shares of common stock having a fair value of $7,500 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 7).

On February 25, 2013 the Company issued 500,000 shares of common stock having a fair value of $15,000 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 7).

On February 25, 2013 the Company issued 100,000 shares of common stock having a fair value of $3,000 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 7).

On February 25, 2013 the Company issued 100,000 shares of common stock having a fair value of $3,000 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 7).

On February 25, 2013 the Company issued 150,000 shares of common stock having a fair value of $4,500 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 7).

On May 1, 2011 the Company issued 50 shares of common stock having a fair value of $1,100 ($22/share) in exchange for consulting services (See Note 7).

On February 1, 2011 the Company issued 50 shares of common stock having a fair value of $2,400 ($48/share) in exchange for consulting services (See Note 7).

On February 1, 2011 the Company issued 188 shares of common stock having a fair value of $9,000 ($48/share) in exchange for consulting services (See Note 7).

On January 31, 2011 the Company issued 50 shares of common stock having a fair value of $2,500 ($50/share) in exchange for consulting services (See Note 7).

On November 1, 2010, the Company issued 188 shares of common stock having a fair value of $30,000 ($160/share) in exchange for consulting services (See Note 7).

On August 23, 2010, the Company issued 50 shares of common stock having a fair value of $8,700 ($174/share) in exchange for consulting services (See Note 7).

On August 1, 2010, the Company issued 188 shares of common stock having a fair value of $35,250 ($188/share) in exchange for consulting services (See Note 7).

On May 7, 2010, the Company issued 188 shares of common stock having a fair value of $48,375 ($258/share) in exchange for consulting services (See Note 7).

(G) Cash contributed on Company’s behalf

During the year ended July 31, 2010, the principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital (See Note 4 and 6), and no gain or loss was recorded.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

(H) Expenses paid on Company’s behalf

During the nine months ended April 30, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $22,544 of accounts payable and forgave a related party note and loan payable of $91,652 and account payable of $67,500 on the Company’s behalf, The $181,696 was recorded as an in kind contribution of capital (See Notes 3, 4 and 6).

On February 25, 2013 the former principal stockholder converted $25,000 of the note payable owed into 1,000,000 shares of common stock at $0.025 per share (See Notes 3 and 6).

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 6).

(I) Stock Split

On November 21, 2012, the Company implemented a 200 to 1 reverse stock split. Upon effectiveness of the stock split, each shareholder canceled 200 shares of common stock for every share of common stock owned as of November 21, 2012. This reverse stock split was effective on February 13, 2013. All share and per share references have been retroactively adjusted to reflect this 200 to 1 reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

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

(J) Warrants Issued for Cash

The following tables summarize all warrant grants for the nine months April 30, 2013 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2012	4,271	$182
Granted	-	-
Exercised	-	-
Forfeited	(4,271)	(182)
Balance at April 30, 2013	-	$-

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

(J) Warrants Issued for Cash (Continued)

2013 Outstanding Warrants				2013 Warrants Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2013	Weighted Average Exercise Price
$-	-	-	$-	-	$-

2012 Outstanding Warrants				2012 Warrants Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2012	Weighted Average Exercise Price
$50 - $220	4,953	0.63 years	$182	4,953	$182

NOTE 6 RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2013, a stockholder loaned the Company $171,033 to pay Company expenses. Pursuant to the terms of the loan, the loan bears interest at 8%, unsecured and due on demand (See Note 3). As of April 30, 2013 the outstanding balance was $171,033 and $3,040 in accrued interest.

During the nine months ended April 30, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $22,544 of accounts payable and forgave a related party note and loan payable of $91,652 and account payable of $67,500 on the Company’s behalf. The $181,696 was recorded as an in kind contribution of capital (See Notes 3, 4 and 5(H)).

During the nine months ended April 30, 2013, the principal stockholder loaned the Company $27,447 to pay Company expenses. Pursuant to the terms of the loan, the loan is bearing interest of 9%, unsecured and due on September 25, 2013 (See Note 3). As of January 31, 2013 the controlling stockholder forgave $2,447 in loans and $798 in accrued interest. This was recorded by the Company as contributed capital. On February 25, 2013, the remaining $25,000 was converted to 1,000,000 shares of common stock at $0.025 per share, the value of the loan(See Notes 5(H)).

For the nine months ended April 30, 2013, the shareholder of the Company contributed $4,419 of accrued interest on behalf of the Company (See Note 5(B)).

On February 25, 2013, the Company and its majority shareholder, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources, LLC was an entity owned by and under the control of a shareholder. This asset purchase was recorded at historical costs of Inception Resources because it was a transaction between entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and 5(E) and 7).

For the year ended July 31, 2012 the shareholder of the Company contributed $3,359 of accrued interest on behalf of the Company (See Note 5(B)).

During the year ended July 31, 2012, the principal stockholder loaned the Company $64,408 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 4).

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 6 RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended July 31, 2012, the Company accrued an additional $22,500 to its President for consulting services. The total amount owed to the President for consulting services is $67,500 as of July 31, 2012 (See Note 5(H)).

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

During the year ended July 31, 2011, the principal stockholder loaned the Company $23,484 to pay Company expenses and was repaid $21,240 during the year ended July 31, 2011. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand. As of July 31, 2011 the outstanding balance of the loans was $20,744(See Note 4 and 5(B)).

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

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matures on July 31, 2008. At October 31, 2007, the Company had recorded $60 of related accrued interest payable. The Company repaid the $3,100 of a stockholder loan and $60 of accrued interest as of July 31, 2008 (See Note 4).

For the year ended July 31, 2009, the shareholder of the Company contributed $256 of in kind contribution of accrued interest on behalf of the Company (See Note 5(B)).

For the year ended July 31, 2010, the shareholder of the Company contributed $4,320 of services on behalf of the Company (See Note 5(B)).

For the year ended July 31, 2010, the shareholder of the Company contributed $627 of in kind contribution of accrued interest on behalf of the Company (See Note 5(B)).

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on Company’s behalf, which was recorded as an in kind contribution of capital (See Note 5(H)).

As of July 31, 2009, the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 5(B)).

For the year ending July 31, 2008 the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 5(B)).

For the year ending July 31, 2007 the shareholder of the Company contributed $1,080 of services on behalf of the Company (See Note 5(B)).

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 7 AGREEMENTS AND COMMITMENTS

On February 25, 2013, the Company and its majority shareholder, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and 5(E)).

On February 25, 2013, the Company entered into an employment agreement with an individual to serve as a Director and Chief Executive Officer. This agreement is for a period of two years. Any compensation is dependent on certain milestones to be met before any compensation will go into effect.

On February 25, 2013, the Company entered into an employment agreement with an individual to serve as a Director and Chief Financial Officer. This agreement is for a period of two years. Any compensation is dependent on certain milestones to be met before any compensation will go into effect.

On February 25, 2013, the Company entered into an employment agreement with an individual to serve as a Director and Chief Operating Officer. This agreement is for a period of two years. Any compensation is dependent on certain milestones to be met before any compensation will go into effect.

On February 25, 2013, the Company entered into two retainer agreements with two law firms in exchange for legal services pursuant to which the law firms were issued an aggregate of 600,000 shares of common stock of the Company in consideration of legal services valued at $672,000. This transaction was recorded as prepaid legal fees and will be amortized over the next 12 months (See Note 5(F)).

On February 25, 2013 the Company issued 50,000 shares of common stock having a fair value of $1,500 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 5(F)).

On February 25, 2013 the Company issued 250,000 shares of common stock having a fair value of $7,500 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 5(F)).

On February 25, 2013 the Company issued 250,000 shares of common stock having a fair value of $7,500 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 5(F)).

On February 25, 2013 the Company issued 500,000 shares of common stock having a fair value of $15,000 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 5(F)).

On February 25, 2013 the Company issued 100,000 shares of common stock having a fair value of $3,000 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 5(F)).

On February 25, 2013 the Company issued 100,000 shares of common stock having a fair value of $3,000 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 5(F)).

On February 25, 2013 the Company issued 150,000 shares of common stock having a fair value of $4,500 ($0.03/share) in exchange for consulting services. This transaction was recorded as a prepaid consulting fee and will be amortized over the next 12 months (See Note 5(F)).

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 7 AGREEMENTS AND COMMITMENTS (CONTINUED)

Each warrant is exercisable for a two year period and has an exercise price of $226 per share. On August 16, 2010, the Company issued 1,875 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $300,000 ($220/share). Each warrant is exercisable for a two year period and has an exercise price of $240 per share. On January 25, 2011, the Company issued 4,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (2,000 warrants) for a total of $200,000 ($50/share). Each warrant is exercisable for a two year period and has an exercise price of $76 per share (See Note 5(A) and 5(J)). None of the aforementioned warrants had been exercised as of January 31, 2013 and the 4,952 warrants expired.

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

On April 28, 2010, the Company and four individuals collectively referred to as the “Option or” entered into a mineral property option agreement. The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada (the “Property’). To exercise the option the Company shall pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property. The cash payments contemplated in the agreement total $272,000 and are distributed in installments from the date of the agreement through June 30, 2010. The number of Company’s shares to be issued total 10,000 and are to be distributed in installments from the date of the agreement through January 31, 2012. The Company is also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through. As of July 31, 2011, the Company issued 7,500 shares of common stock having a fair value of $1,515,000 (See Note 5(E)) and paid $272,000 in cash payment.

As part of the $750,000 work commitment, the Company was to provide $400,000 on or before April 30, 2011 and $350,000 on or before July 31, 2012. Finally, the Company was to issue 2,500 shares on January 31, 2012.

The Company incurred $0 in expenditures during the year ended July 31, 2011, therefore the agreement went into default and terminated as of July 31, 2011. Therefore, the Company issued the final 2,500 shares of common stock having a fair value of $505,000 as of July 31, 2011 (See Note 5(E)).

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

To exercise the option the Company was topay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares that were to be issued to Yale total 5,000 and to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company was also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013, according the following schedule:

●	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit
●	Upon signing of a Definite Agreement the Company paid $10,000 and issued 500 shares of common stock having a fair value of $101,000
●	For the year ended July 31, 2010 the Company paid $20,000 and issued 500 shares of common stock (See Note 6(E)).

Upon the execution and exercise of the option, Yale was to transfer a 90% undivided interest in the property to the Company. Effective February 21, 2012 the option agreement was terminated and no additional payments are due.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 7 AGREEMENTS AND COMMITMENTS (CONTINUED)

On August 4, 2010, the Company and three individuals collectively referred to as the “Optionor” entered into a mineral property option agreement. The Company acquired a 100% interest in an approximately 178 acres property located in Opodepe Municipality, Sonara Sate, Mexico. To exercise the option the Company was to pay cash and fund exploration and development expenditures on the Property. The cash payments contemplated in the agreement totaled $765,000 and were to be distributed in installments from the date of the agreement through December 31, 2012.

In addition to the above payment schedule the Company ws topay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion. Effective December 22, 2010 the agreement has been terminated and no additional payments are due.

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the year ended July 31, 2011 the Company issued 40,000 shares of common stock with a fair value of $14,700 and incurred $11,000 in consulting fees (See Note 6(F)). This agreement was terminated as of August 1, 2011.

NOTE 8 GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $5,529,905 and used cash in operations of $1,747,467 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 SUBSEQUENT EVENTS

On June 1, 2013, the Company entered into an advisor consulting agreement with an individual to provide advisory consulting services. This agreement is for a period of one month. The Company will pay $3,000 and issue 50,000 shares of common stock for these services.

On May 1, 2013, the Company entered into an investor relations consulting agreement with a consulting company to provide public relations consulting services. This agreement is for a period of one year. The Company will pay $2,500 for the first three months, $5,000 for the next eight months and $10,000 in the last month. In addition, the Company will issue 150,000 restricted shares of common stock to the consulting company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Overview

On February 25, 2013, Inception Mining, Inc. (“Inception” or the “Company”) and its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Inception purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Inception, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources was an entity owned by and under the control of a shareholder. This transaction is deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”). We were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Assert Purchase Agreement. As a result of such acquisition, our operations are now focused on the ownership and operation of the mine acquired from Inception Resources. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

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

UP & Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP & Burlington site confirming that the patented claims cover an area which is six hundred feet by three thousand feet (600‘x3000’). The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types. With our purchase of UP & Burlington, we have the benefit of working on private land, which requires only a hauling / road permit to commence significant operations.

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

Results of Operations

Three-months ended April 30, 2013 compared to the three-months ended April 30, 2012

We had a net loss of $1,320,353 for the three-months ended April 30, 2013, and a net loss of $18,396 for the three-months ended April 30, 2012. This change in our results over the two periods is primarily the result of the new professional and consulting agreements entered into during 2013 as well as the increase in exploration costs. The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended April 30, 2013 and 2012:

	Three-Months Ended April 30,		Increase/
	2013	2012	(Decrease)
Revenues	$-	$-	$-
Professional Fees	157,684	5,445	152,239
Consulting Expenses	1,135,082	7,500	1,127,582
Exploration Costs	10,390	-	10,390
General and Administrative	15,219	4,515	10,704
Total Operating Expenses	1,318,375	17,460	1,300,915
(Loss) from Operations	(1,318,375)	(17,460)	1,300,915
Total Other Income/(Expense)	(1,978)	(936)	1,042
Loss from Operations Before Taxes	(1,320,353)	(18,396)	1,301,957
Net Loss	$(1,320,353)	$(18,396)	$1,301,957

The Company had no revenues in both periods.

Nine-months ended April 30, 2013 compared to the nine-months ended April 30, 2012

We had a net loss of $1,371,824 for the nine-months ended April 30, 2013, and a net loss of $81,294 for the nine-months ended April 30, 2012. This change in our results over the two periods is primarily the result of the new professional and consulting agreements entered into during 2013 as well as the increase in exploration costs. The following table summarizes key items of comparison and their related increase (decrease) for the nine-months ended April 30, 2013 and 2012:

	Nine-Months Ended April 30,		Increase/
	2013	2012	(Decrease)
Revenues	$-	$-	$-
Professional Fees	196,639	35,993	160,646
Consulting Expenses	1,135,082	22,500	1,112,582
Exploration Costs	10,390	6,021	4,369
General and Administrative	25,763	14,795	10,968
Total Operating Expenses	1,367,874	79,309	1,288,565
(Loss) from Operations	(1,367,874)	(79,309)	1,288,565
Total Other Income/(Expense)	(3,950)	(1,985)	1,965
Loss from Operations Before Taxes	(1,371,824)	(81,294)	1,290,530
Net Loss	$(1,371,824)	$(81,294)	$1,290,530

The Company had no revenues in both periods.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2013 reflects assets of $2,801,100. We had cash in the amount of $0 and working capital in the amount of $823,160 as of April 30, 2013. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	April 30, 2013	July 31, 2012
Current assets	$1,847,233	$2,926
Current liabilities	1,024,073	164,556
Working capital deficit	$823,160	$(161,630)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $5,529,905 and used cash in operations of $1,747,467 from inception. In addition, there is working capital of $823,160 as of April 30, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Nine-months Ended April 30,
	2013	2012
Net Cash Used in Operating Activities	$(127,119)	$(45,606)
Net Cash Used in Investing Activities	(3,925)	-
Net Cash Provided by Financing Activities	128,118	65,384
Net Increase (Decrease) in Cash	$(2,926)	$19,778

Operating Activities

Net cash flow used in operating activities during the nine-months ended April 30, 2013 was $127,119 – an increase of $81,513 from the $45,606 net cash outflow during the nine-months ended April 30, 2012. This increase in the cash used in operating activities was primarily due to the change in payables during the quarter.

Investing Activities

Cash used in investing activities during the nine-months ended April 30, 2013 and 2012 was $3,925 and $0, respectively.

Financing Activities

Financing activities during the nine-months ended April 30, 2013 provided $128,118 an increase of $62,734 from the $65,384 provided by financing activities during the nine-months ended April 30, 2012. During the nine-months ended April 30, 2013, the company received $212,699 as loans from related parties and $15,419 in expenses were paid on the Company’s behalf by related parties. The Company also made $100,000 payment on a note payable.

We are currently seeking up to $2,000,000 in equity financing in order to fully implement our business plan.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of April 30, 2013, none of our properties have proven reserves.

Recent Accounting Pronouncements

For recent accounting pronouncements, please refer to the notes to financial statements in Part I, Item 1 of this quarterly report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2013, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INCEPTION MINING, INC.

Date: June 19, 2013	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial Officer)

