Form 10-Q/A
period 2013-04-30
INCEPTION MINING INC.
filed 2013-06-21
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended		For the Period from July 2, 2007 (Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	April 30, 2013
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	117,853	5,445	156,808	35,993	407,551
Consulting expense	33,557	7,500	33,557	22,500	429,482
Exploration costs	10,390	-	10,390	6,021	3,270,119
General and administrative	15,219	4,515	25,763	14,795	271,845
Total Operating Expenses	177,019	17,460	226,518	79,309	4,378,997

Loss from Operations	(177,019)	(17,460)	(226,518)	(79,309)	(4,378,997)

Other Income/(Expenses)
Interest income	-	-	-	-	22
Gain on forgiveness of debt	1,062	-	1,062	-	1,062
Interest expense	(3,040)	(936)	(5,012)	(1,985)	(10,636)
Total Other Income/(Expenses)	(1,978)	(936)	(3,950)	(1,985)	(9,552)

Loss from Operations before Income Taxes	(178,997)	(18,396)	(230,468)	(81,294)	(4,338,549)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(178,997)	$(18,396)	$(230,468)	$(81,294)	$(4,388,549)

Net loss per share - Basic and Diluted	$(0.01)	$(0.04)	$(0.05)	$(0.18)

Weighted average number of shares outstanding during the period - Basic and Diluted	14,664,746	451,645	5,085,220	451,645

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the period from July 2, 2007 (Inception) to April 30, 2013

						Deficit
	Preferred stock		Common stock			accumulated	Total
					Additional	during	Stockholders’
	($0.00001 Par)		($0.00001 Par)		Paid-in	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance July 2, 2007 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00001)	-	-	1,250,000	12	38	-	50
In kind contribution of services	-	-	-	-	1,080	-	1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	1,250,000	12	1,118	(4,879)	(3,749)
Stock sold for cash	-	-	202,621	2	79,998	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	5,760
Net loss for the year	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	1,452,621	14	86,876	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	5,760
In kind contribution of interest	-	-	-	-	256	-	256
Net loss for the year	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	1,452,621	14	92,892	(106,955)	(14,049)
Shares issued in exchange for mining rights	-	-	3,500	-	658,000	-	658,000
Shares issued for cash ($120 per share)	-	-	1,667	-	200,000	-	200,000
Shares returned by founder as an in kind contribution	-	-	(1,025,000)	(10)	10	-	-
Shares issued for services	-	-	188	-	48,375	-	48,375
Shares and warrants issued for cash ($220 per unit)	-	-	1,364	-	300,000	-	300,000
Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	24,262
Expenses paid by stockholder on behalf of Company	-	-	-	-	60,871	-	60,871
In kind contribution of services	-	-	-	-	4,320	-	4,320
In kind contribution of interest	-	-	-	-	627	-	627
Net loss for the year	-	-	-	-	-	(1,351,087)	(1,351,087)
Balance, July 31, 2010	-	-	434,340	4	1,389,357	(1,458,042)	(68,681)
Shares issued for services	-	-	763	-	88,950	-	88,950
Shares issued in exchange for mining rights	-	-	8,000	-	1,616,000	-	1,616,000
Shares and warrants issued for cash ($160 per unit)	-	-	1,875	-	300,000	-	300,000
Shares and warrants issued for cash ($150 per unit)	-	-	2,667	-	400,000	-	400,000
Shares and warrants issued for cash ($50 per unit)	-	-	4,000	-	200,000	-	200,000
In kind contribution of interest	-	-	-	-	182	-	182
Net loss for the year	-	-	-	-	-	(2,603,217)	(2,603,217)
Balance, July 31, 2011	-	-	451,645	4	3,994,489	(4,061,259)	(66,766)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Continued)

For the period from July 2, 2007 (Inception) to April 30, 2013

						Deficit
	Preferred stock		Common stock			accumulated	Total
					Additional	during	Stockholders’
	($0.00001 Par)		($0.00001 Par)		Paid-in	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, July 31, 2011	-	$-	451,645	$4	$3,994,489	$(4,061,259)	$(66,766)
In kind contribution of legal services	-	-	-	-	900	-	900
In kind contribution of interest	-	-	-	-	3,359	-	3,359
Net loss for the year	-	-	-	-	-	(96,822)	(96,822)
Balance, July 31, 2012	-	-	451,645	4	3,998,748	(4,158,081)	(159,329)
Forgiveness of debts by principal stockholder	-	-	-	-	159,152	-	159,152
Expenses paid by stockholder on behalf of Company	-	-	-	-	22,544	-	22,544
In kind contribution of accrued interest to shareholder	-	-	-	-	4,419	-	4,419
Shares issued for shareholder debt	-	-	1,000,000	10	24,990	-	25,000
Shares issued for services	-	-	2,765,094	28	82,924	-	82,952
Shares issued in exchange for mining claim	-	-	16,000,000	160	-	-	160
Net loss for the period	-	-	-	-	-	(230,468)	(230,468)
Balance, April 30, 2013	-	$-	20,216,739	$202	$4,292,777	$(4,388,549)	$(95,570)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended		For the Period from July 2, 2007 (Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(230,468)	$(81,294)	$(4,388,549)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	425	614	12,432
Stock issued for mining rights	-	-	2,274,000
Impairment of website	-	-	14,253
Stock issued for services	82,953	-	220,278
In-kind contribution of services	67,500	450	85,320
In-kind contribution of accrued interest	1,971	1,985	6,395
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	(34,636)	5,174	(1,847,233)
Increase/(Decrease) in accounts payable and accrued expenses	49,596	4,965	60,000
Increase/(Decrease) in accounts payable - related party	(67,500)	22,500	-
Increase/(Decrease) in accrued interest	3,040	-	3,040
Net Cash Used In Operating Activities	(127,119)	(45,606)	(1,747,467)

Cash Flows From Investing Activities:
Advance receivable - related party	-	-	(1,123)
Repayment of advance receivable - related party	-	-	1,123
Purchase of fixed assets	(3,925)	-	(32,486)
Net Cash Used In Investing Activities	(3,925)	-	(32,486)

Cash Flows From Financing Activities:
Repayment of loan payable-related party	-	-	(66,276)
Repayment of note payable	(100,000)	-	(100,000)
Expenses paid by shareholder on Company's behalf	22,544	-	83,415
Proceeds from loans payable-related party	-	63,884	157,190
Proceeds from notes payable-related party	205,574	1,500	225,574
Proceeds from issuance of common stock	-	-	1,480,050
Net Cash Provided by Financing Activities	128,118	65,384	1,779,953

Net Increase / (Decrease) in Cash	(2,926)	19,778	-
Cash at Beginning of Period	2,926	5,226	-

Cash at End of Period	$-	$25,004	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$1,005
Cash paid for taxes	$-	$-	$-

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

During the year ended July 31, 2010, the Company’s principal stockholder forgave loans of $24,262. The forgiveness was treated as contributed additional paid in capital from the principal stockholder.

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated July 31, 2012 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

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

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIENCY) (CONTINUED)

(E) Stock Issued for Mining Rights and Claim

On February 25, 2013, the Company and its majority shareholder, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and 7).

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

During the nine months ended April 30, 2013, the principal stockholder loaned the Company $27,447 to pay Company expenses. Pursuant to the terms of the loan, the loan is bearing interest of 9%, unsecured and due on September 25, 2013 (See Note 3). As of January 31, 2013 the controlling stockholder forgave $2,447 in loans and $798 in accrued interest. This was recorded by the Company as contributed capital. On February 25, 2013, the remaining $25,000 was converted to 1,000,000 shares of common stock at $0.025 per share, the value of the loan (See Notes 5(H)).

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

During the year ended July 31, 2011, the principal stockholder loaned the Company $23,484 to pay Company expenses and was repaid $21,240 during the year ended July 31, 2011. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand. As of July 31, 2011 the outstanding balance of the loans was $20,744 (See Note 4 and 5(B)).

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

On February 25, 2013, the Company entered into two retainer agreements with two law firms in exchange for legal services pursuant to which the law firms were issued an aggregate of 600,000 shares of common stock of the Company in consideration of legal services valued at $18,000. This transaction was recorded as prepaid legal fees and will be amortized over the next 12 months (See Note 5(F)).

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

To exercise the option the Company was to pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares that were to be issued to Yale total 5,000 and to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company was also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013, according the following schedule:

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

In addition to the above payment schedule the Company was to pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion. Effective December 22, 2010 the agreement has been terminated and no additional payments are due.

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 10,000 shares of common stock every three months. For the year ended July 31, 2011 the Company issued 40,000 shares of common stock with a fair value of $14,700 and incurred $11,000 in consulting fees (See Note 6(F)). This agreement was terminated as of August 1, 2011.

NOTE 8 GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,388,549 and used cash in operations of $1,747,467 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the U.P. and Burlington Gold Mine (“UP & Burlington” or the “Mine”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013 (the “Asset Purchase Agreement”). We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP & Burlington.

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

Results of Operations

Three-months ended April 30, 2013 compared to the three-months ended April 30, 2012

We had a net loss of $178,997 for the three-months ended April 30, 2013, and a net loss of $18,396 for the three-months ended April 30, 2012. This change in our results over the two periods is primarily the result of the new professional and consulting agreements entered into during 2013 as well as the increase in exploration costs. The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended April 30, 2013 and 2012:

	Three-Months Ended April 30,		Increase/
	2013	2012	(Decrease)
Revenues	$-	$-	$-
Professional Fees	117,853	5,445	112,408
Consulting Expenses	33,557	7,500	26,057
Exploration Costs	10,390	-	10,390
General and Administrative	15,219	4,515	10,704
Total Operating Expenses	177,019	17,460	159,559
(Loss) from Operations	(177,019)	(17,460)	159,559
Total Other Income/(Expense)	(1,978)	(936)	1,042
Loss from Operations Before Taxes	(178,997)	(18,396)	160,601
Net Loss	$(178,997)	$(18,396)	$160,601

The Company had no revenues in both periods.

Nine-months ended April 30, 2013 compared to the nine-months ended April 30, 2012

We had a net loss of $230,468 for the nine-months ended April 30, 2013, and a net loss of $81,294 for the nine-months ended April 30, 2012. This change in our results over the two periods is primarily the result of the new professional and consulting agreements entered into during 2013 as well as the increase in exploration costs. The following table summarizes key items of comparison and their related increase (decrease) for the nine-months ended April 30, 2013 and 2012:

	Nine-Months Ended April 30,		Increase/
	2013	2012	(Decrease)
Revenues	$-	$-	$-
Professional Fees	156,808	35,993	120,815
Consulting Expenses	33,557	22,500	11,057
Exploration Costs	10,390	6,021	4,369
General and Administrative	25,763	14,795	10,968
Total Operating Expenses	226,518	79,309	147,209
(Loss) from Operations	(226,518)	(79,309)	147,209
Total Other Income/(Expense)	(3,950)	(1,985)	1,965
Loss from Operations Before Taxes	(230,468)	(81,294)	149,174
Net Loss	$(230,468)	$(81,294)	$149,174

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

Working Capital

	April 30, 2013	July 31, 2012
Current assets	$34,636	$2,926
Current liabilities	1,024,073	164,556
Working capital deficit	$(989,437)	$(161,630)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the Chief Financial Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

*	In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING, INC.

Date: June 21, 2013	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial Officer)

