Form 10-K
period 2013-07-31
INCEPTION MINING INC.
filed 2013-11-13
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-147056

INCEPTION MINING, INC.

(f/k/a Gold American Mining Corp.)

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction	(I.R.S. Employer Identification
Of Incorporation or Organization)	Number)

5320 South 900 East, Suite 260 Murray, UT	84107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 312-8113

Securities registered pursuant to Section 12(b) of the Act:

None.

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2013, was $9,451,695. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of November 13, 2013, was 20,652,350.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

PART I

ITEM 1. BUSINESS

Description Of Business

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Inception Mining, Inc., a Nevada corporation.

Forward-Looking Statements and Associated Risks. This Annual Report on Form 10-K contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (1) discussions about mineral resources and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected. We do not undertake any obligation to update any forward-looking statements.

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

Competition and Mineral Prices

We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States and other areas where we may conduct exploration activities. Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources. Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties. Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business. The mineral exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established strategic partnerships and relationships and have greater financial resources than we do.

There is significant competition for properties suitable for gold exploration. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable. We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as drill rigs, bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

●	fluctuation in the supply of, demand and market price for gold;
●	mining activities of our competitors;
●	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
●	interest rates;
●	currency exchange rates;
●	inflation or deflation;
●	fluctuation in the value of the United States dollar and other currencies; and
●	political and economic conditions of major gold or other mineral-producing countries.

If we find gold that is deemed of economic grade and in sufficient quantities to justify removal, we may seek additional capital through equity or debt financing to build a mine and processing facility, or enter into joint venture or other arrangements with large and more experienced companies better able to fund ongoing exploration and development work, or find some other entity to mine our property on our behalf, or sell or lease our rights to mine the gold. Upon mining, the ore would be processed through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above. We have not found any gold as of today, and there is no assurance that we will find any gold in the future.

Capital Equipment and R&D Expenditures

We are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding permanent employees, as well as the possible purchase or lease of equipment.

Mining Projects

Reference is made to the previous discussion of the UP & Burlington Gold Mine, and the mining development projects thereon, as disclosed above.

Employees

As of the date of this filing, we currently employ three (3) full-time employees. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Government Regulations

Mining Operations. The operation of mines is governed by both federal and state laws. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. Federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply. The Company plans to obtain a Lemhi County Conditional Use Permit, an Idaho Department of Lands Surface Reclamation Bond and permitting for the U.S. Forest Service Access Road,

When the mines come into production we will also be subject to the rules and regulations of the Mine Safety and Health Administration, a Division of the United States Department of Labor.

Environmental Laws. Mining activities at the Company’s properties are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Idaho state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as construction of facilities, land use, waste disposal, road use and noise levels.

These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. The Company’s policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 , as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. Our properties, because of past mining activities, could give rise to potential liability under CERCLA.

Under the Resource Conservation and Recovery Act (RCRA) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or clean up costs.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal Clean Air Act and related state air quality laws. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

Under the federal Clean Water Act and the delegated Colorado water-quality program, point-source discharges into waters of the State are regulated by the National Pollution Discharge Elimination System (NPDES) program. Storm water discharges also are regulated and permitted under that statute. Section 404 of the Clean Water Act regulates the discharge of dredge and fill material into Waters of the United States, including wetlands. All of those programs may impose permitting and other requirements on our operations.

The National Environmental Policy Act (NEPA) requires an assessment of the environmental impacts of major federal actions. The federal action requirement must be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards, but requires the analysis of any potential impacts. The scope of the assessment process depends on the size of the project. An Environmental Assessment (EA) may be adequate for smaller projects. An Environmental Impact Statement (EIS), which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

The Endangered Species Act (ESA) is administered by the U.S. Fish and Wildlife Service of the U.S. Department of Interior. The purpose of the ESA is to conserve and recover listed endangered and threatened species and their habitat. Under the ESA, endangered means that a species is in danger of extinction throughout all or a significant portion of its range. The term threatened under such statute means that a species is likely to become endangered within the foreseeable future. Under the ESA, it is unlawful to take a listed species, which can include harassing or harming members of such species or significantly modifying their habitat. Future identification of endangered species or habitat in our project areas may delay or adversely affect our operations.

U.S. federal and state reclamation requirements often mandate concurrent reclamation and require permitting in addition to the posting of reclamation bonds, letters of credit or other financial assurance sufficient to guarantee the cost of reclamation. If reclamation obligations are not met, the designated agency could draw on these bonds or letters of credit to fund expenditures for reclamation requirements. Reclamation requirements generally include stabilizing, contouring and re-vegetating disturbed lands, controlling drainage from portals and waste rock dumps, removing roads and structures, neutralizing or removing process solutions, monitoring groundwater at the mining site, and maintaining visual aesthetics.

Company Information

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

RISK FACTORS

High Degree of Risk

An investment in our securities involves a high degree of risk. You should consider carefully the following risks, along with all of the other information included in this report, before deciding to buy our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer.

Risks Relating to Our Company

We have incurred losses since our inception in 2007 and may never be profitable which raises doubt about our ability to continue as a going concern.

Since our inception in 2007, we have had nominal operations and incurred operating losses. As of July 31, 2013, our accumulated deficit since inception was approximately $4,428,688. We have substantial current obligations and at July 31, 2013, we had approximately $1,054,765 of current liabilities as compared to only approximately $65,959 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

As we are in the beginning stages of our exploration activities on UP & Burlington and such property has not generated revenue in the recent past, we expect to incur additional losses in the foreseeable future, and such losses may continue to be significant. To become profitable, we must be successful in raising capital to continue with our mining efforts, exploration activities, meet the work commitment requirements on UP & Burlington, discover economically feasible mineralization deposits and establish reserves, successfully develop the properties and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold production, if ever. Thus, we may never be profitable.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended July 31, 2013. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

Since we have a limited operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have not generated any revenues. As an early stage company, which has recently made an acquisition, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

An Unsuccessful Material Strategic Transaction Or Relationship Could Result In Operating Difficulties And Other Harmful Consequences To Our Business.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions and relationships with third parties. From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Currently, in addition to our asset owned in Idaho, we have entered into certain mining exploration and development agreements for mining properties in Nevada. This transaction could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business and our results of operations.

The feasibility of mineral extraction from UP & Burlington has not yet been established; as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the properties.

We are currently a mining exploration stage company.

UP & Burlington does not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not yet completed our feasibility study with regard to UP & Burlington. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on UP & Burlington.

On February 10, 2013, we acquired U.P. & Burlington Gold Mine in part through the delivery of promissory notes in the amount of $950,000 of which $100,000 is due and payable on or before January 31, 2013, $350,000 is due and payable on or before July 31, 2013 and the remaining balance of $500,000 is due and payable on or before April 15, 2014. We will be required to obtain debt or equity financing from external sources in order to fund payment of the outstanding promissory notes.

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

We may never find commercially viable gold or other reserves.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC since such discoveries are remote. Nor can we provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral properties will follow only upon obtaining sufficient funding and satisfactory exploration results.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

We will be required to raise significantly more capital in order to develop UP & Burlington for mining production assuming that economically viable reserves exist. There is no assurance that our investments in UP & Burlington will be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold and other base metals and minerals which we are able to mine, the status of the national and worldwide economy and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely lose our lease/options and option to acquire an ownership interest in UP & Burlington and this would likely, eventually, lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on UP & Burlington, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of July 31, 2013 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended July 31, 2013, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  This could make it more difficult to raise capital in the future.

Historical production of gold at UP & Burlington may not be indicative of the potential for future development or revenue.

Historical production of gold and minerals from the UP & Burlington cannot be relied upon as an indication that UP & Burlington will have commercially feasible reserves. Investors in our securities should not rely on historical operations of UP & Burlington as an indication that we will be able to place UP & Burlington into commercial production again. We expect to incur losses unless and until such time as the properties enter into commercial production and generate sufficient revenue to fund our continuing operations.

Fluctuating gold and mineral prices could negatively impact our business plan.

The potential for profitability of our gold and mineral mining operations and the value of any mining properties we may acquire will be directly related to the market price of gold and minerals that we mine. Historically, gold and other mineral prices have widely fluctuated, and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions. Fluctuations in the price of gold and other minerals that we mine may have a significant influence on the market price of our common stock and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

Our business is subject to extensive environmental regulations which may make exploring for or mining prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration. This may adversely affect our financial position, which may cause you to lose your investment. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not yet purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities). However, if we mine one or more of our properties and retain operational responsibility for mining, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

We may be denied the government licenses and permits which we need to explore on our properties. In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine our properties.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The values of our properties are subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the unlikely event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration and development of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future development of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

Our property titles may be challenged. We are not insured against any challenges, impairments or defects to our mineral claims or property titles. We have not fully verified title to our properties.

Our future unpatented claims will be created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Defending any challenges to our future property titles may be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future. Potential conflicts to our mineral claims are discussed in detail elsewhere herein.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

The U.S. Congress has considered proposals to amend the General Mining Law of 1872 that would have, among other things, permanently banned the sale of public land for mining. The proposed amendment would have expanded the environmental regulations to which we might be subject and would have given Indian tribes the ability to hinder or prohibit mining operations near tribal lands. The proposed amendment would also have imposed a royalty of 8% of gross revenue on new mining operations located on federal public land, which might have applied to our future properties. The proposed amendment would have made it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which we might find on our future properties. While at this time the proposed amendment is no longer pending, this or similar changes to the law in the future could have a significant impact on our business model.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other resources.

Gold exploration, and resource exploration in general, has demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climates, which could prevent or impair us from exploring our properties year round.

The local climate Idaho may impair or prevent us from conducting exploration activities on our properties year round. Because of its rural location and limited infrastructure in this areas, our property is generally impassible for several days per year as a result of significant rain or snow events. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

We do not currently carry any property or casualty insurance.

Our business is subject to a number of risks and hazards generally, including but not limited to adverse environmental conditions, industrial accidents, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our properties, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time (except that we will carry all insurances that we are required to by law, such as motor vehicle and workers compensation plus other coverage that may be in the best interest of the Company). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration and operations are often not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities which will adversely affect our financial condition.

Reclamation obligations on UP & Burlington could require significant additional expenditures.

We are responsible for the reclamation obligations related to any exploratory and mining activities located on UP & Burlington. Since we have only begun exploration activities, we cannot estimate these costs at this time. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further that increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.

Our ability to explore and mine future leased and optioned properties depends on the validity of title to that property. While UP & Burlington consists of patented mining claims, future unpatented mining claims are effectively only a lease from the federal government to extract minerals; thus an unpatented mining claim is subject to contest by third parties or the federal government. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. Thus, there may be challenges to the title to future properties which, if successful, could impair development and/or operations.

Our ongoing operations and past mining activities of others are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

Mining exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.

Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on UP & Burlington, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

UP & Burlington is subject to royalties on production.

As part of our purchase of UP & Burlington we granted a Net Smelter Royalty (“NSR”) of 3%. In addition, historical royalties may be asserted by third-parties which are currently unknown to us.

Our industry is highly competitive, attractive mineral lands are scarce and we may not be able to obtain quality properties.

We compete with many companies in the mining industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States, and other areas where we may conduct exploration activities. We are at a competitive disadvantage in acquiring mineral properties, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Likewise, our competition extends to locating and employing competent personnel and contractors to prospect, develop and operate mining properties. Many of our competitors can offer attractive compensation packages that we may not be able to meet. Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

We depend on our Chief Executive Officer and Mine Operations Director and the loss of these individuals could adversely affect our business.

Our company is completely dependent on our Chief Executive Officer, Michael Ahlin, our Chief Financial Officer, Whit Cluff and our Chief Operating Officer, Brian Brewer, who are also members of our Board of Directors. As of the date of this report, we only employed three individual: Messrs. Ahlin, Cluff and Brewer. Thus, the loss of Messrs. Ahlin, Cluff and Brewer could significantly and adversely affect our business, and certainly the loss of all three individuals on or about the same time could result in a complete failure of the Company. We do not carry any life insurance on the life of Messr. Ahlin, Cluff and Brewer.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties such as, but not limited to:

●	economically insufficient mineralized material;
●	fluctuations in production costs that may make mining uneconomical;
●	labor disputes;
●	unanticipated variations in grade and other geologic problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	industrial accidents; personal injury, fire, flooding, cave-ins and landslides;
●	metallurgical and other processing problems;
●	mechanical and equipment performance problems; and
●	decreases in revenues and reserves due to lower gold and mineral prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining property.

Our operations and exploration activities on UP & Burlington, require permits from the state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of UP & Burlington will be adversely affected.

Risks Associated with Our Common Stock in General

Trading on the Over the Counter markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB Inter-Dealer Quotation System owned and operated by the OTC Markets Group, Inc. and the OTC Pink Sheet service of the Financial Industry Regulatory Authority (“FINRA”) under the symbol SILA. We intend to change the name of the company and the symbol in the near future. Trading in stock quoted on over the counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the over the counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholders ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers’ account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.

Our common stock may be affected by limited trading volume and price fluctuation which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on broker-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Our stock price may be volatile.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;
●	competitive pricing pressures;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	regulatory developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have never paid a cash dividend on our common stock and we do not anticipate paying any in the foreseeable future.

We have not paid a cash dividend on our common stock to date, and we do not intend to pay cash dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Notwithstanding, we will likely elect to retain any earnings, if any, to finance our growth. Future dividends may also be limited by bank loan agreements or other financing instruments that we may enter into in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Since June 26, 2008, our common stock has been quoted for trading on the OTC Bulletin Board under the symbol SILA, and, as soon as is practicable, we intend to apply for listing of our common stock on either the NYSE Amex, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

As our business needs expand, we may need to hire a significant number of employees. This expansion may place a significant strain on our managerial and financial resources. To manage the potential growth of our operations and personnel, we will be required to:

●	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;
●	install enhanced management information systems; and
●	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, Mr. Ahlin, our Chief Executive Officer, Mr. Cluff, our Chief Financial Officer, and Mr. Brewer our Chief Operating Officer. We may not be successful in attracting, assimilating and retaining our employees in the future.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

We currently maintain our corporate offices at 5320 South 900 East, Murray, Utah 84107. During the fiscal year ended July 31, 2013, we paid monthly rent of $400 for use of a corporate office, which we anticipate will be sufficient until we commence full operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board and OTC Markets, under the trading symbol “IMII” We cannot assure you that there will be a market in the future for our common stock.

OTC securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
2013
October 31, 2012	$7.000	$3.200
January 31, 2013	$3.200	$1.500
April 30, 2013	$2.700	$0.520
July 31, 2013	$1.980	$1.010

2012
October 31, 2011	$35.800	$7.000
January 31, 2012	$13.000	$4.000
April 30, 2012	$12.000	$6.200
July 31, 2012	$7.800	$5.200

Holders

As of October 29, 2013 there were thirty-five (35) holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of October 29, 2013, we did not have any equity compensation plans.

Recent Sales Of Unregistered Securities

The Company entered into subscription agreements with various accredited investors (the “2013 Accredited Investors”) pursuant to which the 2013 Accredited Investors purchased an aggregate of 306,722 shares of the Company’s common stock (the “2013 Subscription Shares”) for an aggregate purchase price of $138,025, together with common stock purchase warrants to acquire 153,361 shares of common stock at $0.90 per share for a period of three years (the “2013 Warrants” and together with the 2013 Subscription Shares, the “2013 Securities”).

●	On July 31, 2013, the Company sold 224,500 shares of common stock and Warrants to acquire 112,250 shares of common stock for an aggregate consideration of $101,025.

●	On August 30, 2013, the Company sold 82,222 shares of common stock and Warrants to acquire 41,111 shares of common stock for an aggregate consideration of $37,000.

The 2013 Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The 2013 Accredited Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

All sales of unregistered securities sold by the Company during the fiscal year ended July 31, 2013 have been reported on Current Reports on Form 8-K, as filed with the Commission.

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

Results of Operations

Year ended July 31, 2013 compared to the year ended July 31, 2012

We had a net loss of $270,607 for the year ended July 31, 2013, which was $173,785 more than the net loss of $96,822 for the year ended July 31, 2012. This change in our results over the two periods is primarily the result of an increase of $7,771 in interest expenses, and $166,456 in general and administrative expenses. The following table summarizes key items of comparison and their related increase (decrease) for the years ended July 31, 2013 and 2012:

	Year Ended
	July 31,		Increase/
	2013	2012	(Decrease)
Revenues	$-	$-	$-
Operating Expenses
Professional Fees	-	39,493	(39,493)
Consulting Expenses	-	30,000	(30,000)
Exploration Costs	6,641	6,021	620
General and Administrative	253,841	17,892	235,949
Total Operating Expenses	260,482	93,406	167,076
(Loss) from Operations	(260,482)	(93,406)	(167,076)
Gain on Forgiveness of Debt	1,062	-	1,062
Net Interest Income (Expense)	(11,187)	(3,416)	(7,771)
Loss from Operations Before Taxes	(270,607)	(96,822)	(173,785)
Net Loss	$(270,607)	$(96,822)	$(173,785)

Liquidity and Capital Resources

Our balance sheet as of July 31, 2013, reflects assets of $1,016,119. As we had cash in the amount of $31,125 and a working capital deficit in the amount of $988,806 as of July 31, 2013, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	Year Ended
	July 31,
	2013	2012

Current assets	$65,959	$2,926
Current liabilities	1,054,765	164,556
Working capital	$(988,806)	$(161,630)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,428,688 and used cash in operations of $1,762,681 from inception. In addition, there is a working capital deficiency of $988,806 and a stockholder’s deficiency of $38,646 as of July 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Year Ended
	July 31,
	2013	2012

Net Cash Used in Operating Activities	$(142,333)	$(68,208)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	170,532	65,908
Net Increase (Decrease) in Cash	$28,199	$(2,300)

Operating Activities

Net cash flow used in operating activities during the year ended July 31, 2013 was $142,333 – an increase of $74,125 from the $68,208 net cash outflow during the year ended July 31, 2012.

Investing Activities

Cash used in investing activities during the year ended July 31, 2013 was $0 – no change from the $0 net cash outflow during the year ended July 31, 2012.

Financing Activities

Financing activities during the year ended July 31, 2013, provided $170,532 to us, an increase of $104,624 from the $65,908 provided by financing activities during the year ended July 31, 2012. During the year ended July 31, 2013, the company received $210,925 from notes payable from related parties and received stock subscriptions for $101,025 in cash.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of July 31, 2013, none of our properties have proven reserves.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 7, 2013 (the “Dismissal Date”), the Company advised Liggett, Vogt & Webb, P.A. (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on May 21, 2013. The report of the Former Auditor on the Company’s financial statements for the years ended July 31, 2012 and 2011 and did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle except that such report contained an explanatory paragraph in respect to our uncertainty as to the Company’s ability to continue as a going concern.

During the years ended July 31, 2012 and 2011 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the years ended July 31, 2012 and 2011 and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On June 3, 2013 (the “Engagement Date”), the Company engaged Fiondella Milone & LaSarcina LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended July 31, 2013. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.	application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) or reportable event (as defined in Regulation S-K, Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of July 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2013 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended July 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended July 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended July 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one, and we currently have one director.

Our current director and officers are as follows:

Name	Age	Position

Michael Ahlin	64	Chief Executive Officer, President, Secretary and Director

Whit Cluff	62	Chief Financial Officer and Director

Brian Brewer	43	Chief Operating Officer and Director

Trent D’Ambrosio	48	Director

Our Directors will serve in that capacity until our next annual shareholder meeting or until a successor is elected and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Michael Ahlin, Chief Executive Officer, President, Treasurer, Secretary and Director

Mr. Ahlin is a seasoned executive with several decades of experience who has founded numerous startups and has held executive management positions in public and private companies in various industries. From 1985 through the present, Mr. Ahlin has served as the founder and President of WetCor, Inc., a multi-disciplined Engineering Construction Firm licensed in numerous states and performing both bid and design / build projects including minerals processing, mining, water treatment, energy, Medical ( 5 MRE centers), geothermal power, and renewable energy and commercial buildings. In addition, from 2004 through the present, Mr. Ahlin has served as a Managing Partner of Cactus Management Services LLC. Mr. Ahlin has served as Inception Resources’ CEO since inception. Mr. Ahlin was appointed as CEO, President, Treasurer, Secretary and Director of the Company on February 25, 2013. Mr. Ahlin received a Bachelors of Science Degree in Mechanical Engineering and a Masters Degree in Business Administration from the University of Utah in 1971 and 1977, respectively.

Whit Cluff, Chief Financial Officer and Director

Mr. Cluff has over 35 years of experience in the commercial real estate industry. Mr. Cluff has been involved in all disciplines of real estate land development, mixed use development, retail tenant representation, developer representation, industrial property procurement and asset management. Mr. Cluff has an extensive background in public and private businesses giving him strong analytical, planning, and organization ability with effective negotiation skills. From 2003 through the present, Mr. Cluff has served as Vice President and Associate Broker at Coldwell Banker Commercial, NRT in Salt Lake City, Utah. Mr. Cluff attended the University of Utah and served in the United States Army.

Brian Brewer, Chief Operating Officer and Director

Mr. Brewer is a seasoned geologist with nearly two decades of mining experience in all phases of mineral exploration and mine pre-developement. Mr. Brewer has worked throughout the Western United States, Alaska, Mexico, Haiti, South America, and the Dominican Republic and has worked for numerous major and junior mining and exploration companies including Newmont, Pegasus, Great Basin Gold, Hecla, Mine finders, Estrella Gold Corp. and Eurasian Minerals. From 2006 through 2008, Mr. Brewer served as the Senior Exploration Geologist for Hecla Ventures / Great Basin Gold in Winnemucca, Nevada. From 2008 through 2010, Mr. Brewer served as the Regional Exploration Manager for Eurasian Minerals / Newmont JV Partnership in norther Haiti. From 2010 through 2012, Mr. Brewer served as the Senior Geologist for Estrella Gold Corp. in Peru, and from 2012 through the present, Mr. Brewer has served as the Project Manager for Lemhi Gold Trust in Salmon, Idaho. Mr. Brewer earned a Bachelor of Science degree in geology from the University of Idaho. Mr. Brewer is a Certified Professional Geologist, a Qualified Person as defined by NI 43-101 and a Fellow Member of the Society of Economic Geologists.

Trent D’Ambrosio, Director

From October 2011 through the present, Mr. D’Ambrosio has held the positions of Interim Chief Executive Officer and Chief Financial Officer of Nations Energy LLC., an Oil and Gas exploration company, and is the responsible for the overall strategic direction for the organization. From 2003 through the present, Mr. D’Ambrosio has held the position of Managing Member of MDL Ventures LLC (“MDL”), which is a natural resources development company. MDL owns numerous mineral leases, royalty interests, and working interests. Mr. D’Ambrosio’s professional record includes 25 years of management and financial services experience with companies ranging from Fortune 500 companies to start ups. Mr. D’Ambrosio holds the following licenses or certifications: Charter Hedge Fund Professional (CHP), A Chartered Alternative Investment Analyst 1 (CAIA), Commodities Trading Advisor (CTA) Series 3 and 65, and he previously held the Series 7, 24, 27 and 4 licenses. From February 2008 until December of 2012, Mr. D’Ambrosio was consulting to a Fund of Hedge Funds and Private Equity. Prior to this, from September 2002 to September 2007, Mr. D’Ambrosio was the CFO for the D’Ambrosio Auto Group, which owned and operated in the western US. Mr. D’Ambrosio has held leadership positions with MCI, World Com, and Montana Power.

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

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Johannes Petersen	2013	0	0	0	0	0	0	0		0
(Former President, CEO, CFO, Secretary and Director)	2012	0	0	0	0	0	0	30,000	(1)	30,000

Michael Ahlin	2013	0	0	0	0	0	0	0		0
Chief Executive Officer, President, Secretary and Director	2012	0	0	0	0	0	0	0		0

Whit Cluff	2013	0	0	0	0	0	0	0		0
Chief Financial Officer and Director	2012	0	0	0	0	0	0	0		0

Brian Brewer	2013	0	0	0	0	0	0	0		0
Chief Operating Officer and Director	2012	0	0	0	0	0	0	0		0

(1)	Mr. Petersen earned $2,500 per month based on a consulting arrangement with the Company for providing services as an executive officer of the Company.

None of our named executive officers received any compensation from us during the fiscal years ended July 31, 2013, and July 31, 2012, but for a consulting arrangement with Mr. Petersen as described below under “Management Agreements.”

Option Grants

As of July 31, 2013 we had not granted any options or stock appreciation rights to our named executive officers or directors.

Management Agreements

On February 25, 2013, the Company entered into an employment agreement with Michael Ahlin pursuant to which he was appointed as the Chief Executive Officer, President, Treasurer, Secretary and Director of the Company. Under the terms of his employment agreement, Mr. Ahlin will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the Securities and Exchange Commission (“SEC”).

On February 25, 2013, the Company entered into an employment agreement with Whit Cluff pursuant to which he was appointed as the Chief Financial Officer and Director of the Company. Under the terms of his employment agreement, Mr. Cluff will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC.

On February 25, 2013, the Company entered into an employment agreement with Brian Brewer pursuant to which he was appointed as the Chief Operating Officer and Director of the Company. Under the terms of his employment agreement, Mr. Brewer will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC.

We previously entered into a consulting arrangement with Johannes Petersen, our former sole executive officer, pursuant to which, we previously paid Mr. Petersen $2,500 per month for providing consulting services in his capacity as Chief Executive Officer and Chief Financial Officer, however, such consulting arrangement is not pursuant to any written agreement.

Compensation of Directors

On March 28 2013, Trent D’Ambrosio was elected as a member of the Board of Directors of the Company.

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2013. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of October 16, 2013, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of November 13, 2013, there were 20,652,350 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of eneficial Ownership		Percent of Class

Common Stock	Trent D’ambrosio (1)	4,300,000	(2)	20.82%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Michael Ahlin (1)	2,000,000		9.68%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Whit Cluff (1)	1,038,000		5.03%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Brian Brewer (1)	500,000		2.42%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Agratronics, LLC	4,000,000		19.37%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Brett Bertolami	1,234,906		5.98%
	718 South West Drive
	Davidson, North Carolina 28036

Common Stock	BMC Highland Investment, LLC	4,000,000		19.37%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

All Officers and Directors as a Group		17,072,906		82.67%

(1)	Executive officer and/or director of the Company.

(2)	Includes 2,600,000 shares of common stock held by Mr. D’Ambrosio personally; 700,000 shares of common stock held by D’Ambrosio Trust which Mr. D’Ambrosio is a beneficiary of but does not have dispositive control over; and 1,000,000 shares of common stock held by MDL Ventures LLC.

Changes in Control

As of July 31, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

Securities authorized for issuance under equity compensation plans.

As of July 31, 2013, we did not have any equity compensation plans in effect.

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

Director Independence

Our securities are quoted on the OTC Bulletin Board and OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2013, and the review of our quarterly reports for such years amounted to $37,518. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2012, and the review of our quarterly reports for such year, amounted to $19,943.

Audit Related Fees. For the years ended July 31, 2013, and July 31, 2012, there were no fees billed for other audit related fees.

Tax Fees. For the years ended July 31, 2013, and July 31, 2012, we paid $0 and $0, respectively, for tax fees.

All Other Fees. For the years ended July 31, 2013, and July 31, 2012, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the years ended July 31, 2013 and 2012.

PART IV

ITEM 15. EXHIBITS

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
21.1	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: November 13, 2013	By:	/s/ Michael Ahlin
Name: Michael Ahlin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Whit Cluff
Name: Whit Cluff
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’ambrosio
Trent D’ambrosio	Director	November 13, 2013

/s/ Michael Ahlin
Michael Ahlin	Director	November 13, 2013

/s/ Whit Cluff
Whit Cluff	Director	November 13, 2013

/s/ Brian Brewer
Brian Brewer	Director	November 13, 2013

INCEPTION MINING, INC.

(Formerly known as Gold American Mining Corp.)

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-1-2	REPORT OF REGISTERED INDEPENDENT AUDITORS

PAGE	F-3	BALANCE SHEETS AS OF JULY 31, 2013 AND JULY 31, 2012

PAGE	F-4	STATEMENT OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2013 AND 2012 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2013

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2013

PAGE	F-6	STATEMENT OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2013 AND 2012 AND FOR THE PERIOD FROM JULY 2, 2007 (INCEPTION) TO JULY 31, 2013

PAGES	F-7-22	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Inception Mining, Inc.

We have audited the accompanying balance sheet of Inception Mining, Inc.(an exploration stage company) (the “Company”) as of July 31, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the cumulative period from July 2, 2007 (inception) to July 31, 2013. The financial statements for the period from July 2, 2007 (inception) to July 31, 2012 were audited by other auditors. The financial statements for the period from July 2, 2007 (inception) to July 31, 2012 include a total net loss of $4,158,081. Our opinion on the Consolidated statements of operations, stockholders’ deficit and cash flows for the period from July 2, 2007 (inception) to July 31, 2013, insofar as it relates to amounts through July 31, 2012 is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inception Mining, Inc. (an exploration stage company), as of July 31, 2013, and the results of its operations and its cash flows for the year then ended and for the cumulative period from July 2, 2007 (inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage with minimal operations, has a net loss from inception of $4,428,688 and used cash in operations of $1,762,681 since inception. In addition, there is a stockholders’ deficiency of $38,646 as of July 31, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & LaSaracina, LLP
Glastonbury, CT
November 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Inception Mining Inc. (f/k/a Gold American Mining Corp.)

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Inception Mining Inc. (f/k/a Gold American Mining Corp.) (An Exploration Stage Company) as of July 31, 2012 and the related statements of operations and changes in stockholders’ equity/(deficiency) and cash flows for the year ended July 31, 2012 and for the period from July 2, 2007 (Inception) to July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Inception Mining Inc. (f/k/a Gold American Mining Corp.) (an Exploration Stage Company) as of July 31, 2012 and the results of its of operations and its cash flows for the year ended July 31, 2012 and for the period from July 2, 2007 (Inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(B) to the financial statements, the Company is in the exploration stage with minimal operations, has a net loss from inception of $4,158,081 and used cash in operations of $1,620,348 since inception. In addition, there is a working capital deficiency of $161,630 and a stockholders’ deficiency of $159,329 as of July 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1(B). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
October 23, 2012

Inception Mining, Inc.

(Formerly known as Gold American Mining Corp.)

(An Exploration Stage Company)

Balance Sheets

	July 31, 2013	July 31, 2012
	(Consolidated)
ASSETS
Current Assets
Cash	$31,125	$2,926
Prepaid expenses and other assets	34,834	-
Total Current Assets	65,959	2,926

Property and equipment, net	-	2,301
Land and mineral rights	950,160	-
Total Assets	$1,016,119	$5,227

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$76,719	$10,404
Accounts payable, related party	-	67,500
Accrued interest payable	9,215	-
Advances, related party	178,831	-
Notes payable	790,000	-
Notes payable, related party	-	20,000
Loans payable, related party	-	66,652
Total Liabilities	1,054,765	164,556

Commitments and Contingencies (See Note 8)

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 20,216,739 and 451,645 shares issued and outstanding as of July 31, 2013 and 2012, respectively	202	4
Additional paid-in capital	4,288,815	3,998,748
Common stock subscribed	101,025	-
Deficit accumulated during the exploration stage	(4,428,688)	(4,158,081)
Total Stockholders’ Deficit	(38,646)	(159,329)

Total Liabilities and Stockholders’ Deficit	$1,016,119	$5,227

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

(Formerly known as Gold American Mining Corp.)

(An Exploration Stage Company)

Statement of Operations

	For the Year Ended		For the Period from July 2, 2007 (Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
	(Consolidated)		(Consolidated)
Revenues	$-	$-	$-

Operating Expenses
Professional fees	-	39,493	250,743
Consulting expenses	-	30,000	395,925
Exploration costs	6,641	6,021	3,266,370
General and administrative	253,841	17,892	499,923
Total Operating Expenses	260,482	93,406	4,412,961

Loss from Operations	(260,482)	(93,406)	(4,412,961)

Other Income/(Expenses)
Interest income	-	-	22
Gain on forgiveness of debt	1,062	-	1,062
Interest expense	(11,187)	(3,416)	(16,811)
Total Other Income/(Expenses)	(10,125)	(3,416)	(15,727)

Loss from Operations before Income Taxes	(270,607)	(96,822)	(4,428,688)

Provision for Income Taxes	-	-	-

NET LOSS	$(270,607)	$(96,822)	$(4,428,688)

Net loss per share - Basic and Diluted	$(0.03)	$(0.22)

Weighted average number of shares outstanding during the period - Basic and Diluted	8,899,192	449,022

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

(Formerly known as Gold American Mining Corp.)

(An Exploration Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from July 2, 2007 (Inception) to July 31, 2013

	Preferred stock		Common stock		Additional	Common	Deficit accumulated during	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	Deficiency
Balance July 2, 2007 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00004)	-	-	1,250,000	12	38	-	-	50
In kind contribution of services	-	-	-	-	1,080	-	-	1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	1,250,000	12	1,118	-	(4,879)	(3,749)
Stock sold for cash ($0.39 per share)	-	-	202,621	2	79,998	-	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	-	5,760
Net loss for the year	-	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	1,452,621	14	86,876	-	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	-	5,760
In kind contribution of interest	-	-	-	-	256	-	-	256
Net loss for the year	-	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	1,452,621	14	92,892	-	(106,955)	(14,049)
Shares issued in exchange for mining rights	-	-	3,500	-	658,000	-	-	658,000
Shares issued for cash ($120 per share)	-	-	1,667	-	200,000	-	-	200,000
Shares returned by founder as an in kind contribution	-	-	(1,025,000)	(10)	10	-	-	(0)
Shares issued for services	-	-	188	-	48,375	-	-	48,375
Shares and warrants issued for cash ($220 per share)	-	-	1,364	-	300,000	-	-	300,000
Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	-	24,262
Expenses paid by stockholder on Company’s behalf	-	-	-	-	60,871	-	-	60,871
In kind contribution of services	-	-	-	-	4,320	-	-	4,320
In kind contribution of interest	-	-	-	-	627	-	-	627
Net loss for the year	-	-	-	-	-	-	(1,351,087)	(1,351,087)
Balance, July 31, 2010	-	-	434,340	4	1,389,357	-	(1,458,042)	(68,681)
Shares issued for services	-	-	763	-	88,950	-	-	88,950
Shares issued in exchange for mining rights	-	-	8,000	-	1,616,000	-	-	1,616,000
Shares and warrants issued for cash ($160 per share)	-	-	1,875	-	300,000	-	-	300,000
Shares and warrants issued for cash ($150 per share)	-	-	2,667	-	400,000	-	-	400,000
Shares and warrants issued for cash ($50 per share)	-	-	4,000	-	200,000	-	-	200,000
In kind contribution of interest	-	-	-	-	182	-	-	182
Net loss for the year	-	-	-	-	-	-	(2,603,217)	(2,603,217)
Balance, July 31, 2011	-	-	451,645	4	3,994,489	-	(4,061,259)	(66,766)
In kind contribution of legal services	-	-	-	-	900	-	-	900
In kind contribution of interest	-	-	-	-	3,359	-	-	3,359
Net loss for the year	-	-	-	-	-	-	(96,822)	(96,822)
Balance, July 31, 2012	-	-	451,645	4	3,998,748	-	(4,158,081)	(159,329)
Forgiveness of debts by principal stockholder	-	-	-	-	159,152	-	-	159,152
Expenses paid by stockholder on Company’s behalf	-	-	-	-	18,582	-	-	18,582
In kind contribution of interest	-	-	-	-	4,419	-	-	4,419
Shares issued for conversion of debt, related party	-	-	1,000,000	10	24,990	-	-	25,000
Shares issued for services	-	-	2,765,094	28	82,924	-	-	82,952
Shares issued in exchange for mining claim	-	-	16,000,000	160	-	-	-	160
Shares issued for cash	-	-	-	-	-	101,025	-	101,025
Net loss for the year	-	-	-	-	-	-	(270,607)	(270,607)
Balance, July 31, 2013	-	$-	20,216,739	$202	$4,288,815	$101,025	$(4,428,688)	$(38,646)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

(Formerly known as Gold American Mining Corp.)

(An Exploration Stage Company)

Statement of Cash Flows

	For the Year Ended		For the Period from July 2, 2007 (Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
	(Consolidated)		(Consolidated)
Cash Flows From Operating Activities:
Net Loss	$(270,607)	$(96,822)	$(4,428,688)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	207	820	12,214
Stock issued for mining rights	-	-	2,274,000
Impairment of website	-	-	14,253
Stock issued for services	82,953	-	220,278
In-kind contribution of services	67,500	900	85,320
In-kind contribution of interest	4,419	3,359	8,843
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(34,834)	5,174	(34,834)
Accounts payable and accrued expenses	66,314	(11,639)	76,718
Accounts payable, related party	(67,500)	30,000	-
Accrued interest	9,215	-	9,215
Net Cash Used In Operating Activities	(142,333)	(68,208)	(1,762,681)

Cash Flows From Investing Activities:
Advance receivable, related party	-	-	(1,123)
Repayment of advance receivable, related party	-	-	1,123
Purchase of fixed assets	-	-	(28,561)
Net Cash Used In Investing Activities	-	-	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable-related party	-	-	(66,276)
Repayment of note payable	(160,000)	-	(160,000)
Expenses paid by shareholder on Company’s behalf	18,582	-	79,453
Proceeds from loans payable-related party	-	64,408	157,190
Proceeds from notes payable-related party	210,925	1,500	230,925
Proceeds from issuance of common stock	101,025	-	1,581,075
Net Cash Provided by Financing Activities	170,532	65,908	1,822,367

Net Increase / (Decrease) in Cash	28,199	(2,300)	31,125
Cash at Beginning of Period	2,926	5,226	-
Cash at End of Period	$31,125	$2,926	$31,125

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$1,005
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable assumed and stock issued for land and mineral rights	$950,160	$-	$950,160
Forgiveness of debt by stockholder	$120,709	$-	$120,709
Fixed asset distributed to stockholder	$2,095	$-	$2,095
Conversion of debt in common stock	$25,000	$-	$25,000

During the year ended July 31, 2010, the Company’s principal stockholder forgave loans of $24,262. The forgiveness was treated as contributed capital from the principal stockholder.

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp.)

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

As of July 31, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

Golf Alliance Corporation pursued its original business plan to provide opportunities for golfers to play on private golf courses normally closed to them due to the membership requirements of the private clubs. During the year ended July 31, 2010, the Company decided to redirect its business focus toward precious metal mineral acquisition and exploration. The Company is performing exploration and evaluation work on its property in Salmon, ID.

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

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 and SEC Industry Guide No. 7 addressing issues in mining operations. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s property are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures have been expensed as incurred. Certain expenditures, such as for equipment, may be capitalized subject to impairment of the asset. As of July 31, 2013, none of the mineralized material at the Company’s Salmon, ID property met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Activities during the exploration stage include developing the business plan and raising capital.

Our company is completely dependent on our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer, who are also members of our Board of Directors. As of the date of this report, we only employed these three individuals Thus, the loss of these individuals could significantly and adversely affect our business, and certainly the loss of all three individuals on or about the same time could result in a complete failure of the Company. Currently the Company is dependent on management to provide the necessary funds required to continue its exploration stage pursuits.

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

(B) Going Concern

As reflected in the accompanying audited financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,428,688 and used cash in operations of $1,762,681 from inception. In addition, there is a working capital deficiency of $988,806 and a stockholders’ deficiency of $38,646 as of July 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(C) Principles of Consolidation

The accompanying 2013 consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiary, Inception Development, Inc.(collectively, the “Company”) from January 28, 2013. All intercompany accounts have been eliminated upon consolidation.

(D) Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

(E) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period. Significant estimates include valuation of in kind contribution of interest and services and the valuation of deferred tax assets. While management believes the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2013 and July 31, 2012, the Company had no cash equivalents.

(G) Exploration and Development Costs

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

During the years ended July 31, 2013 and 2012, the Company recorded exploration costs of $6,641 and $6,021, respectively.

(H) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for computer equipment. Upon retirement or disposal, cost and related accumulated depreciation are removed from the related accounts, and any resulting gain or loss is recognized as a component of income or loss for the period.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill and intangible assets not subject to amortization, in accordance with the provisions of ASC Topic 360-10, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. ASC 360-10 requires that when indications of potential impairment of long-lived assets are present, the Company evaluates the carrying value of these assets. The Company reviews the carrying value of property, mineral rights and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors.

There were no impairment losses recorded during the years ended July 31, 2013 and 2012, respectively.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of July 31, 2013 and 2012 there were 0 and 4,271, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

(L) Financial Instruments

The Company’s financial instruments are primarily comprised of cash, accounts payable and accrued liabilities, advances, related party, and notes payable for which the carrying amount approximates fair value because of the short-term nature of these instruments.

Fair Value of Financial Instruments

The Company accounts for the fair value of financial instruments pursuant to ASC Topic 820, Fair Value Measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value as follows:

Level 1 - Defined as observable inputs such as quoted prices in active markets;

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 - Unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

There are no assets or liabilities measured and recorded on a recurring basis at July 31, 2013 and 2012.

(M) Reclassifications

Certain amounts in the 2012 information have been reclassified to conform with the 2013 presentation. These reclassifications had no impact on the Company’s net loss or cash flows.

(N) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fairvalue measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on the Company’s financial statements.

NOTE 2 PROPERTY AND EQUIPMENT

Property and Equipment

At July 31, 2013 and July 31, 2012, respectively, property and equipment is as follows:

	July 31, 2013	July 31, 2012
Office Equipment	$-	$4,098
Less: accumulated depreciation	-	(1,797)
Total Property and Equipment	$-	$2,301

Depreciation/amortization expense for the years ended July 31, 2013 and 2012 and for the period from July 2, 2007 (Inception) to July 31, 2013 was $207, $820 and $12,214 respectively.

Mineral Property

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

NOTE 3 NOTES PAYABLE

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

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. During the year ended July 31, 2013, the Company made installment payments of $160,000 on these notes. As of July 31, 2013, the outstanding balances on these notes were $680,000 and $110,000 (See Notes 6(E) and 8).

NOTE 4 ADVANCES, RELATED PARTY

During the year ended July 31, 2013, a stockholder loaned or paid expenses on behalf of the Company $178,831 to pay Company expenses. Pursuant to the terms of the advances, the advances are unsecured and due on demand (See Note 7). As of July 31, 2013 the outstanding balance was $178,831 and $9,215 in accrued interest ($11,187 interest expense was recognized during the year).

NOTE 5 LOANS PAYABLE – RELATED PARTY

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

For the year ended July 31, 2013, a related party paid expenses of $5,000 on behalf of the Company in exchange for a non-interest bearing loan. As of January 31, 2013 the loan was forgiven and recorded as a contributed capital (See Note 6(H)).

During year ended July 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) forgave the two loans payable listed below of $64,408 and $2,244. This was recorded by the Company as contributed capital (See Notes 6(H) and 7), no gain or loss was recognized.

NOTE 6 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On July 24, 2007, the Company issued 1,250,000 shares of common stock for $50 ($0.00004/share).

For the year ending July 31, 2008 the Company entered into stock purchase agreements to issue 202,621 shares of common stock for cash of $80,000 ($0.4000 per share).

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

On August 16, 2010, the Company issued 1,875 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (937 warrants) for a total of $300,000 ($160/share). Each warrant is exercisable for a two year period and has an exercise price of $240 per share. As of July 31, 2012, none of the warrants had been exercised.

On September 24, 2010, the Company issued 2,667 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (1,334 warrants) for a total of $400,000 ($150/share). Each warrant is exercisable for a two year period and has an exercise price of $226 per share. As of July 31, 2012, none of the warrants had been exercised.

On January 25, 2011, the Company issued 4,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (2,000 warrants) for a total of $200,000 ($50/share). Each warrant is exercisable for a two year period and has an exercise price of $76 per share. As of July 31, 2012, none of the warrants had been exercised.

On July 31, 2013, the Company entered into subscription agreements for common stock and warrants for an aggregate consideration of $101,025. These shares and warrants were not issued before July 31, 2013, so these transactions were recorded as common stock subscribed. The shares and warrants were subsequently issued in August 2013.

(B) In-Kind Contribution

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

For the year ended July 31, 2013, the former shareholder of the Company contributed $4,419 of accrued interest on behalf of the Company (See Note 7).

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

(D) Return of Common Stock

Immediately prior to the forward split, the Company’s sole member of the board of directors, returned 1,025,000 shares of common stock out of the total of 250,000,000 held by him as an in-kind contribution.

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

On February 25, 2013, the Company and its majority shareholder, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and 8).

(F) Stock Issued for Services

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

On November 1, 2010, the Company issued 187 shares of common stock having a fair value of $30,000 ($160/share) in exchange for consulting services (See Note 8).

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

On February 25, 2013 the Company issued 600,000 shares of common stock having a fair value of $18,000 ($0.03/share) in exchange for legal services. This transaction was recorded as a prepaid legal fee and expensed in the current period (See Note 8).

On February 25, 2013, the Company entered into two retainer agreements with two law firms in exchange for legal services pursuant to which the law firms were issued an aggregate of 600,000 shares of common stock of the Company in consideration of legal services. This transaction was recorded as prepaid legal fees and expensed during the current period.

On February 25, 2013 the Company issued 765,094 shares of common stock in exchange for various consulting services. These transactions were expensed upon closing of the asset purchase agreement.

On February 25, 2013 the Company issued 1,400,000 shares of common stock in exchange for various consulting services. These transactions were recorded as prepaid consulting fees and will be amortized over the next 12 months.

At the time of entering into these consulting contracts there was no readily determinable market for the stock. As a result, the values assigned to the contracts were based upon the negotiated value of legal services pursuant to a retainer agreement that was executed at the same time as these contracts.

(G) Cash contributed on Company’s behalf

During the year ended July 31, 2010, the principal stockholder forgave loans of $24,262 and this was recorded by the Company as contributed capital (See Note 5 and 7).

(H) Expenses paid on Company’s behalf

During the year ended July 31, 2010, the principal stockholder paid $60,871 of expenses on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 7).

On February 25, 2013 the former principal stockholder converted $25,000 of the note payable owed into 1,000,000 shares of common stock at $0.025 per share (See Notes 4 and 7).

During the year ended July 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $18,582 of accounts payable and forgave a related party note and loan payable of $91,652 and account payable of $67,500 on the Company’s behalf, The $177,734 was recorded as an in kind contribution of capital (See Notes 4, 5 and 7).

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

(J) Warrants Issued for Cash

The following tables summarize all warrant grants for the year ended July 31, 2013 and the related changes during this period are presented below:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2012	4,271	$158
Granted	-	-
Exercised	-	-
Forfeited	(4,271)	$(158)
Balance at July 31, 2013	-	$-

2013 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2013	Weighted Average Exercise Price

$-	-	-	$-	-	$-

2012 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2012	Weighted Average Exercise Price

$76 - $240	4,271	0.22 years	$158	4,271	$158

NOTE 7 RELATED PARTY TRANSACTIONS

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

For the year ended July 31, 2009, the shareholder of the Company contributed $256 of in kind contribution of interest on behalf of the Company (See Note 6(B).

For the year ended July 31, 2009, the shareholder of the Company contributed $5,760 of services on behalf of the Company (See Note 6(B)).

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

During the year ended July 31, 2011, the principal stockholder loaned the Company $23,484 to pay Company expenses and was repaid $21,240 during the year ended July 31, 2011. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand. As of July 31, 2011 the outstanding balance of the loans was $20,744. The Company has imputed an interest rate of 6% per annum upon the loans. Accordingly, interest expense and an in-kind contribution to additional paid in capital of $182 was recorded as of and for the year ended July 31, 2011 (See Note 5 and 6(B)).

On various dates from 2008 through 2010, the Company received $24,283 from a principal stockholder. Pursuant to the terms of the loan, the loans were non-interest bearing, were unsecured and due on demand. During the year ended July 31, 2010, the principal stockholder forgave $24,262 and this was recorded by the Company as contributed capital (See Note 5 and 6(G)).

During the year ended July 31, 2010, the Company paid $22,500 to its President for consulting services.

During the year ended July 31, 2011, the Company paid $52,500 and accrued $37,500 to its President for consulting services.

For the year ended July 31, 2011 the shareholder of the Company contributed $182 of interest on behalf of the Company (See Note 6(B)).

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

During the year ended July 31, 2012, the principal stockholder loaned the Company $64,408 to pay Company expenses. Pursuant to the terms of the loan, the loans are non-interest bearing, unsecured and due on demand (See Note 5).

For the year ended July 31, 2012 the shareholder of the Company contributed $3,359 of interest on behalf of the Company (See Note 6(B)).

On February 25, 2013, the Company and its majority shareholder, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources, LLC was an entity owned by and under the control of a shareholder. This asset purchase was recorded at historical costs of Inception Resources because it was a transaction between entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and 6(E) and 8).

For the year ended July 31, 2013, the shareholder of the Company contributed $4,419 of accrued interest on behalf of the Company (See Note 6(B)).

During the year ended July 31, 2013, the principal stockholder loaned the Company $27,447 to pay Company expenses. Pursuant to the terms of the loan, the loan is bearing interest of 9%, unsecured and due on September 25, 2013 (See Note 3). As of January 31, 2013 the controlling stockholder forgave $2,447 in loans and $798 in accrued interest. This was recorded by the Company as contributed capital. On February 25, 2013, the remaining $25,000 was converted to 1,000,000 shares of common stock at $0.025 per share, the value of the loan (See Notes 6(H)).

During the year ended July 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $18,582 of accounts payable and forgave a related party note and loan payable of $91,652 and account payable of $67,500 on the Company’s behalf. The $177,734 was recorded as an in kind contribution of capital (See Notes 4, 5 and 6(H)).

During the year ended July 31, 2013, a stockholder loaned the Company $178,831 to pay Company expenses. Pursuant to the terms of the loan, the loan bears interest at15%, unsecured and due on demand (See Note 4). As of July 31, 2013 the outstanding balance was $178,831 and $9,215 in accrued interest.

NOTE 8 AGREEMENTS AND COMMITMENTS

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber shall make available to the Company by way of advances up to $7,500,000 until December 31, 2011. This agreement expired on December 31, 2011 and it was not extended. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “IMII.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. For the year ended July 31, 2010 the Company issued 1,364 shares of common stock for cash of $300,000 ($220/share) and 682 warrants at $330 per unit. On September 24, 2010, the Company issued 2,667 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $400,000 ($150/share).

Each warrant is exercisable for a two year period and has an exercise price of $226 per share. On August 16, 2010, the Company issued 1,875 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $300,000 ($160/share). Each warrant is exercisable for a two year period and has an exercise price of $240 per share. On January 25, 2011, the Company issued 4,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (2,000 warrants) for a total of $200,000 ($50/share). Each warrant is exercisable for a two year period and has an exercise price of $76 per share (See Note 6(A) and 6(J)). None of the aforementioned warrants had been exercised as of January 31, 2013 and the 4,271 warrants expired.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of April 30, 2013

NOTE 8 AGREEMENTS AND COMMITMENTS (CONTINUED)

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

To exercise the option the Company was to pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement total $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares that were to be issued to Yale total 5,000 and to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company was also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013, according the following schedule:

●	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit.
●	Upon signing of a Definite Agreement the Company paid $10,000 and issued 100,000 shares of common stock having a fair value of $101,000.
●	For the year ended July 31, 2010 the Company paid $20,000 and issued 100,000 shares of common stock (See Note 5(E)).
●	On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock. On December 31, 2010, the Company paid $30,000 and issued 100,000 shares of common stock (See Note 5(E)).
●	On or before June 30, 2011, the Company was required to pay $50,000 and issue 100,000 shares of common stock. and have minimum expenditures of $400,000. As of July 31, 2011, Yale issued a waiver regarding the required cash payment and stock issuance.
●	On or before December 30, 2011, the company will pay $50,000 and issue 100,000 shares of common stock. The Company did not pay this required cash payment and stock issuance because effective February 21, 2012, the agreement was terminated and no additional cash payments and share issuance are due. The agreement is no longer in effect.
●	On or before June 30, 2012, the Company will pay $75,000 and issue 100,000 shares of common stock.
●	On or before December 30, 2012, the company will pay $100,000, issue 100,000 shares of common stock and have minimum expenditures of an additional $700,000.
●	On or before June 30, 2013, the Company will pay $200,000 and issue 100,000 share of common stock.
●	On or before December 30, 2013, the Company will pay $355,000, issue an 200,000 shares of common stock and have minimum expenditures of an additional $900,000.

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

In addition to the above payment schedule the Company ws to pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion. Effective December 22, 2010 the agreement has been terminated and no additional payments are due.

 On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 50 shares of common stock every three months. For the year ended July 31, 2011 the Company issued 200 shares of common stock with a fair value of $14,700 and incurred $11,000 in consulting fees (See Note 6(F)). This agreement was terminated as of August 1, 2011.

On February 25, 2013, the Company and its majority shareholder, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and 6(E)).

On February 25, 2013, the Company entered into an employment agreement with Michael Ahlin pursuant to which he was appointed as the Chief Executive Officer, President, Treasurer, Secretary and Director of the Company. Under the terms of his employment agreement, Mr. Ahlin will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the Securities and Exchange Commission (“SEC”).

On February 25, 2013, the Company entered into an employment agreement with Whit Cluff pursuant to which he was appointed as the Chief Financial Officer and Director of the Company. Under the terms of his employment agreement, Mr. Cluff will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC.

On February 25, 2013, the Company entered into an employment agreement with Brian Brewer pursuant to which he was appointed as the Chief Operating Officer and Director of the Company. Under the terms of his employment agreement, Mr. Brewer will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC.

NOTE 9 INCOME TAXES

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

The components of income tax expense related to continuing operations are as follows:

	2013	2012
Federal	$-	$-
Current	$-	$-
Deferred	$-	$-

State and Local	$-	$-
Current	$-	$-
Deferred	$-	$-

The provision for income tax expense (recovery) is comprised the following amounts:

	2013	2012
Expected income tax (recovery) expense at the statutory rate of 34%	$(92,006)	$(32,919)
State taxes	4,281	-
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	6,980	1,448
IRC section 382 limited NOL's	468,663	-
Change in valuation allowance	(387,918)	31,471
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

	2013	2012
Deferred income tax asset:
Net operating loss carry-forwards	$116,628	$585,769
Section 195 start-up costs	81,152
Other	70
Valuation allowance	(197,851)	(585,769)
Deferred income taxes	$-	$-

As of July 31, 2013 and July 31, 2012, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $1,721,000 and $1,616,000 million, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20 year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2032.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2032.

The net change in the valuation allowance for the year ended July 31, 2012 was an approximate increase of $201,000.

The Company’s federal income tax returns for the years ended June 30, 2010 through June 30, 2012 remains subject to examination by the Internal Revenue Service as of July 31, 2013. The Company has not filed its June 30, 2013 tax return as of the day of this report.

NOTE 10 CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to credit risk consist principally of cash. The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits. Cash may also be maintained at commercial financial institutions which are not insured by the FDIC.

NOTE 11 SUBSEQUENT EVENTS

The Company entered into subscription agreements with various accredited investors (the “2013 Accredited Investors”) pursuant to which the 2013 Accredited Investors purchased an aggregate of 306,722 shares of the Company’s common stock (the “2013 Subscription Shares”) for an aggregate purchase price of $138,025, together with common stock purchase warrants to acquire 153,361 shares of common stock at $0.90 per share for a period of three years (the “2013 Warrants” and together with the 2013 Subscription Shares, the “2013 Securities”).

The 2013 Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The 2013 Accredited Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

On August 30, 2013, Inception Mining Inc. (the “Company”) entered into an Agreement (the “Agreement”) with Crawford Cattle Company LLC (“Crawford”), a Nevada limited liability company, pursuant to which the Company is to acquire from Crawford certain mineral rights including the right to extract gold, silver and other minerals, but excluding oil, gas and coal (the “Mineral Rights”) contained in approximately 16,183 acres located in Humboldt and Elko Counties, Nevada (the “Mineral Properties”). Crawford has advised that it presently owns a portion of the Mineral Properties and is in the process of acquiring the balance of the Mineral Properties.

Under the terms of the Agreement, Crawford granted the Company an exclusive, three month evaluation period in order to perform due diligence (the “Due Diligence”) on the Mineral Properties (the “Initial Evaluation Period”). The Company may extend the Initial Evaluation Period an additional two months upon providing 30 days written notice to Crawford.

In the event the Company elects to purchase the Mineral Rights from Crawford after performing the Due Diligence, the Company has agreed to purchase the Mineral Rights (the “Purchase”) for a total purchase price of $14,800,000 (the “Purchase Price”) to be paid to Crawford in the form of 13,000,000 shares of restricted common stock of the Company (the “Shares”) at a per share price of $1.12. The closing of the Purchase will be on the later of (a) Crawford closing on the purchase of the Mineral Properties it presently does not own or (b) on or before the three-month anniversary of the date of the Agreement (or of any extension of the due diligence period granted to the Company).

Following the closing, Crawford is permitted to hypothecate or to utilize the Shares as collateral and the Company will assist Crawford in any such efforts of collateralization or hypothecation. In the event that Crawford is unable to collateralize and/or hypothecate the Shares, then Crawford will notify the Company of the same in writing (the “Notice Date”) and the Company, at the direction of Crawford, will be required to either (a) pay the Purchase Price to Crawford in cash (the “Cash Purchase”) within 90 days of the Notice Date and Crawford will simultaneously return the Shares to the Company; or (b) within 90 days of the Notice Date, loan to Crawford the amount of $14,800,000 and the Company will receive the Shares as collateral for such loan. The interest rate of the loan will be LIBOR plus 5% for a period no longer than five years.

On September 26, 2013,the Company entered into a Letter of Agreement with Andrew Barwicki Incorporated (“Barwicki”), pursuant to which Barwicki was retained for the purposes of providing investor relations services in consideration of $3,100 per month and15,000 shares of restricted common stock of the Company.

On November 5, 2013, the Company entered into an Advisory Agreement with Rick Thurman (“Thurman”), pursuant to which Thurman was retained for the purposes of providing business development services in consideration of 20,000 shares of restricted common stock of the Company valued at $0.45 per share.

