Form 10-Q
period 2013-10-31
INCEPTION MINING INC.
filed 2013-12-16
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 333-147056

Inception Mining, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction Of Incorporation or Organization)	(IRS Employer Identification Number)

5320 South 900 East, Suite 260 Murray, Utah	84107
(Address of Principal Executive Offices)	(Zip Code)

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

As of December 10, 2013, there were 20,652,350 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of October 31, 2013 (unaudited) and July 31, 2013	F-1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2013 and 2012 and from July 2, 2007 (inception) to October 31, 2013	F-2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from July 2, 2007 (inception) to October 31, 2013	F-3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2013 and 2012 and from July 2, 2007 (inception) to October 31, 2013	F-5
	Notes to Unaudited Condensed Consolidated Financial Statements	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	6
ITEM 1A.	RISK FACTORS	6
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	7
ITEM 4.	MINE SAFETY DISCLOSURES	7
ITEM 5.	OTHER INFORMATION	7
ITEM 6.	EXHIBITS	7
Signature Page		8

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	October 31, 2013	July 31, 2013
ASSETS
Current Assets
Cash	$30,729	$31,125
Prepaid expenses and other assets	28,463	34,834
Total Current Assets	59,192	65,959

Land and mineral rights	950,160	950,160
Total Assets	$1,009,352	$1,016,119

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$12,719	$76,719
Accrued interest payable	18,738	9,215
Advances, related party	251,858	178,831
Notes payable	690,000	790,000
Total Liabilities	973,315	1,054,765

Commitments and Contingencies (See Note 8)

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 20,652,350 and 451,645 shares issued and outstanding as of October 31, 2013 and July 31, 2013, respectively	207	202
Additional paid-in capital	4,632,613	4,288,815
Common stock units subscribed	62,000	101,025
Deficit accumulated during the exploration stage	(4,658,783)	(4,428,688)
Total Stockholders’ Deficit	36,037	(38,646)

Total Liabilities and Stockholders’ Deficit	$1,009,352	$1,016,119

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Period from July 2, 2007 (Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
Revenues	$-	$-	$-

Operating Expenses
Exploration costs	8,020	-	3,274,390
General and administrative	64,774	33,782	1,211,365
Loss on settlement of debt	147,778	-	146,716
Total Operating Expenses	220,572	33,782	4,632,471

Loss from Operations	(220,572)	(33,782)	(4,632,471)

Other Income/(Expenses)
Interest income	-	-	22
Interest expense	(9,523)	(1,392)	(26,334)
Total Other Income/(Expenses)	(9,523)	(1,392)	(26,312)

Loss from Operations before Income Taxes	(230,095)	(35,174)	(4,658,783)

Provision for Income Taxes	-	-	-
NET LOSS	$(230,095)	$(35,174)	$(4,658,783)

Net loss per share - Basic and Diluted	$(0.01)	$(0.08)

Weighted average number of shares outstanding during the period - Basic and Diluted	20,431,333	451,645

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the period from July 2, 2007 (Inception) to October 31, 2013

							Deficit
	Preferred stock		Common stock		Additional	Common	accumulated during	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	Deficit
Balance July 2, 2007 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00001)	-	-	1,250,000	12	38	-	-	50
In kind contribution of services	-	-	-	-	1,080	-	-	1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	1,250,000	12	1,118	-	(4,879)	(3,749)
Stock sold for cash	-	-	202,621	2	79,998	-	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	-	5,760
Net loss for the year	-	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	1,452,621	14	86,876	-	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	-	5,760
In kind contribution of interest	-	-	-	-	256	-	-	256
Net loss for the year	-	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	1,452,621	14	92,892	-	(106,955)	(14,049)
Shares issued in exchange for mining rights	-	-	3,500	-	658,000	-	-	658,000
Shares issued for cash ($120 per share)	-	-	1,667	-	200,000	-	-	200,000
Shares returned by founder as an in kind contribution	-	-	(1,025,000)	(10)	10	-	-	-
Shares issued for services	-	-	188	-	48,375	-	-	48,375
Shares and warrants issued for cash ($220 per share)	-	-	1,364	-	300,000	-	-	300,000
Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	-	24,262
Expenses paid by stockholder on Company’s behalf	-	-	-	-	60,871	-	-	60,871
In kind contribution of services	-	-	-	-	4,320	-	-	4,320
In kind contribution of interest	-	-	-	-	627	-	-	627
Net loss for the year	-	-	-	-	-	-	(1,351,087)	(1,351,087)
Balance, July 31, 2010	-	-	434,340	4	1,389,357	-	(1,458,042)	(68,681)
Shares issued for services	-	-	763	-	88,950	-	-	88,950
Shares issued in exchange for mining rights	-	-	8,000		1,616,000	-	-	1,616,000
Shares and warrants issued for cash ($160 per share)	-	-	1,875	-	300,000	-	-	300,000
Shares and warrants issued for cash ($150 per share)	-	-	2,667	-	400,000	-	-	400,000
Shares and warrants issued for cash ($50 per share)	-	-	4,000	-	200,000	-	-	200,000
In kind contribution of interest	-	-	-	-	182	-	-	182
Net loss for the year	-	-	-	-	-	-	(2,603,217)	(2,603,217)
Balance, July 31, 2011	-	-	451,645	4	3,994,489	-	(4,061,259)	(66,766)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Continued)

For the period from July 2, 2007 (Inception) to October 31, 2013

							Deficit
	Preferred stock		Common stock		Additional	Common	accumulated during	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	Deficit
Balance, July 31, 2011	-	-	451,645	4	3,994,489	-	(4,061,259)	(66,766)
In kind contribution of legal services	-	-	-	-	900	-	-	900
In kind contribution of interest	-	-	-	-	3,359	-	-	3,359
Net loss for the year	-	-	-	-	-	-	(96,822)	(96,822)
Balance, July 31, 2012	-	-	451,645	4	3,998,748	-	(4,158,081)	(159,329)
Forgiveness of debts by principal stockholder	-	-	-	-	159,152	-	-	159,152
Expenses paid by stockholder on Company’s behalf	-	-	-	-	18,582	-	-	18,582
In kind contribution of interest	-	-	-	-	4,419	-	-	4,419
Shares issued for conversion of debt	-	-	1,000,000	10	24,990	-	-	25,000
Shares issued for services	-	-	2,765,094	28	82,924	-	-	82,952
Shares issued in exchange for mining claim	-	-	16,000,000	160	-	-	-	160
Shares issued for cash	-	-	-	-	-	101,025	-	101,025
Net loss for the year	-	-	-	-	-	-	(270,607)	(270,607)
Balance, July 31, 2013	-	-	20,216,739	202	4,288,815	101,025	(4,428,688)	(38,646)
Proceeds from common stock unit subscribed	-	-	-	-	-	62,000	-	62,000
Shares issued for cash	-	-	224,500	3	101,022	(101,025)	-	-
Shares issued for settlement of accounts payable	-	-	211,111	2	242,776	-	-	242,778
Net loss for the period	-	-	-	-	-	-	(230,095)	(230,095)
Balance, October 31, 2013	-	$-	20,652,350	$207	$4,632,613	$62,000	$(4,658,783)	$36,037

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended		For the Period from July 2, 2007 (Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(230,095)	$(35,174)	$(4,658,783)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	-	206	12,214
Stock issued for mining rights	-	-	2,274,000
Impairment of website	-	-	14,253
Loss on settlement of accounts payable	147,778	-	147,778
Stock issued for services	95,000	-	315,278
In-kind contribution of services	-	-	85,320
In-kind contribution of interest	-	1,174	8,843
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,371	(5,000)	(28,463)
Accounts payable and accrued expenses	(64,000)	(7,769)	12,718
Accrued interest	9,523	-	18,738
Net Cash Used In Operating Activities	(35,423)	(46,563)	(1,798,104)

Cash Flows From Investing Activities:
Advance receivable, related party	-	-	(1,123)
Repayment of advance receivable, related party	-	-	1,123
Purchase of fixed assets	-	-	(28,561)
Net Cash Used In Investing Activities	-	-	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable-related party	-	-	(66,276)
Repayment of note payable	(100,000)	-	(260,000)
Expenses paid by shareholder on Company’s behalf	-	9,430	79,453
Proceeds from loans payable-related party	-	9,220	157,190
Proceeds from notes payable-related party	73,027	25,000	303,952
Proceeds from issuance of common stock	62,000	-	1,643,075
Net Cash Provided by Financing Activities	35,027	43,650	1,857,394

Net Increase / (Decrease) in Cash	(396)	(2,913)	30,729
Cash at Beginning of Period	31,125	2,926	-
Cash at End of Period	$30,729	$13	$30,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$1,005
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable assumed and stock issued for mine	$-	$-	$950,160
Common stock issued for payment of accounts payable	$95,000	$-	$95,000
Forgiveness of debt by stockholder	$-	$120,709	$120,709
Fixed asset distributed to stockholder	$-	$-	$2,095
Conversion of debt in common stock	$-	$-	$25,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

As of October 31, 2013

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated July 31, 2013 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Inception Mining, Inc. (formerly known as Gold American Mining Corp.) (an exploration stage company) was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Inception Mining, Inc. is a precious metal mineral acquisition, exploration and development company, and along with its wholly owned subsidiary, Inception Development, Inc. is collectively referred to as “the Company” or “Inception” in the following footnotes.. Inception Development, Inc., was incorporated under the laws of the State of Idaho on January 28, 2013.

The Company pursued its original business plan to provide opportunities for golfers to play on private golf courses normally closed to them due to the membership requirements of the private clubs. During the year ended July 31, 2010, it redirected its business focus toward precious metal mineral acquisition and exploration. The Company is performing exploration and evaluation work on its property in Salmon, ID.

On February 25, 2013, Inception and its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Inception purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Inception, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources was an entity owned by and under the control of a shareholder. This transaction is deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”). We were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Assert Purchase Agreement. As a result of such acquisition, our operations are now focused on the ownership and operation of the mine acquired from Inception Resources. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

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

Our company is completely dependent on our Chief Executive Officer, our Chief Financial Officer and our Chief Operating Officer, who are also members of our Board of Directors. As of the date of this report, we only employed these three individuals. Thus, the loss of these individuals could significantly and adversely affect our business, and certainly the loss of all three individuals on or about the same time could result in a complete failure of the Company. Currently the Company is dependent on management to provide the necessary funds required to continue its exploration stage pursuits.

On March 5, 2010, the Company amended its articles of incorporation to (1) to change its name to Silver America, Inc. and (2) increased its authorized common stock from 100,000,000 to 500,000,000. On June 23, 2010 the Company amended its articles of incorporation to change its name to Gold American Mining Corp.

On May 1, 2013, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which its wholly-owned subsidiary, Inception Mining Inc., a Nevada Corporation, was merged into the Company effective May 1, 2013. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Gold American Mining Corp. to Inception Mining Inc.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(A) Basis of Presentation (Continued)

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

(B) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $4,658,783 and used cash in operations of $1,798,104 from inception. In addition, there is a working capital deficiency of $914,123 as of October 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(C) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiary, Inception Development, Inc. from January 28, 2013. All intercompany accounts have been eliminated upon consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period. Significant estimates include valuation of stock based compensation and the valuation of deferred tax assets. Actual results could differ from those estimates.

(E) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

(F) Exploration and Development Costs

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

During the three months ended October 31, 2013 and 2012, the Company recorded exploration costs of $8,020 and $0, respectively.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(G) Property and Equipment

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

(H) Impairment of Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill and intangible assets not subject to amortization, in accordance with the provisions of ASC Topic 360-10, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, ASC 360-10 requires that when indications of potential impairment of long-lived assets are present, the Company evaluates the carrying value of these assets. The Company reviews the carrying value of property, mineral rights and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, the effects of obsolescence, demand, competition, and other economic factors.

There were no impairment losses recorded during the three months ended October 31, 2013 and 2012, respectively.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of October 31, 2013 and 2012 there were 0 and 4,953, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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

(K) Stock-Based Compensation

The Company recognizes stock compensation under FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation . Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value, and such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

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

There are no assets or liabilities measured and recorded at fair value on a recurring basis at October 31, 2013 and 2012.

(N) Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment balances were $0 at October 31, 2013 and July 31, 2013, respectively.

Depreciation expense for the three months ended October 31, 2013 and 2012 and for the period from July 2, 2007 (Inception) to October 31, 2013 was $0, $206 and $12,214 respectively.

Mineral Property

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the U.P. and Burlington Gold Mine (“UP & Burlington” or the “Mine”) pursuant to Asset Purchase Agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources LLC on the other hand, dated February 25, 2013(the “Asset Purchase Agreement”). This asset purchase was accounted for at approximately the cost basis of the LLC since the entities were under common control. The property was purchased for consideration of 16,000,000 shares of common stock at par valued at $160, assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty on sales proceeds of smelter output. No value has been given to the royalty and the Company assumed both promissory notes. We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP & Burlington.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 2 PROPERTY AND EQUIPMENT (CONTINUED)

Mineral Property (Continued)

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

UP & Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP & Burlington site confirming that the claims cover an area which is six hundred feet by three thousand feet (600‘x3000’).

NOTE 3 NOTES PAYABLE

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. As of October 31, 2013, the outstanding balances on these notes were $630,000 and $60,000, respectively (See Note 7).

NOTE 4 ADVANCES, RELATED PARTY

During the year ended July 31, 2013 and up through the period ended October 31, 2013, a stockholder loaned or paid expenses on behalf of the Company $251,858 to pay Company expenses. Pursuant to the terms of the advances, the advances are unsecured and due on demand and bear interest at a rate of 15% per annum (See Note 7). As of October 31, 2013 the outstanding balance was $251,858 and $18,738 in accrued interest. During the three months ended October 31, 2013, $9,523 in interest expense was recognized.

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
As of October 31, 2013

NOTE 5 LOANS PAYABLE – RELATED PARTY (CONTINUED)

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

For the year ended July 31, 2013, a related party paid expenses of $5,000 on behalf of the Company in exchange for a non-interest bearing unsecured loan. As of January 31, 2013 the loan was forgiven and recorded as contributed capital (See Note 6(H)).

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

On August 5, 2013, the Company issued 224,500 shares of common stock and 112,250 common stock purchase warrants for an aggregate consideration of $101,025 in cash. The cash for these shares and warrants was received prior to July 31, 2013 and had been recorded as common stock subscribed.

During the three months ended October 31, 2013, the Company entered into subscription agreements for common stock and warrants for an aggregate consideration of $62,000. These shares and warrants were not issued before October 31, 2013, so these transactions were recorded as common stock units subscribed.

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 6 STOCKHOLDERS’ DEFICIT (CONTINUED)

(B) In-Kind Contribution (Continued)

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 6 STOCKHOLDERS’ DEFICIT (CONTINUED)

(E) Stock Issued for Mining Rights (Continued)

On July 31, 2011 the Company issued 2,500 shares of common stock having a fair value of $505,000 ($202/share) in exchange for mining rights (See Note 8).

On February 25, 2013, the Company and its majority shareholder, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. This asset purchase was accounted for at approximately the cost basis of the LLC since the entities were under common control. The property was purchased for consideration of 16,000,000 shares of common stock at par valued at $160, assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty on sales proceeds of smelter output. No value has been given to the royalty and the Company assumed both promissory notes. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and 8).

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

On October 30, 2013, the Company entered into a retainer agreement with a law firm in exchange for legal services pursuant to which the law firm was issued an aggregate of 211,111 shares of common stock of the Company in consideration of legal services valued at $242,778. This transaction satisfied accounts payable of $80,000 with $15,000 recorded as prepaid legal fees and will be expensed during the next fiscal period and a loss on settlement of accounts payable was recognized of $147,778.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 6 STOCKHOLDERS’ DEFICIT (CONTINUED)

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

On February 25, 2013 the Company’s former President converted $25,000 of the note payable owed into 1,000,000 shares of common stock at $0.025 per share (See Notes 4 and 7).

During the year ended July 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $18,582 of accounts payable and forgave a related party note and loan payable of $91,652 and a former director forgave accounts payable of $67,500., The $177,734 was recorded as an in kind contribution of capital (See Notes 4, 5 and 7).

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

(J) Warrants Issued for Cash

The following tables summarize all warrant grants for the three months ended October 31, 2013 and the year ended July 31, 2013 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2012	4,271	$182.00
Granted	-	-
Exercised	-	-
Forfeited	(4,271)	(182.00)
Balance at July 31, 2013	-	-
Granted	112,250	0.90
Exercised	-	-
Forfeited	-	-
Balance at October 31, 2013	112,250	$0.90

2014 Outstanding Warrants				2014 Warrants Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2013	Weighted Average Exercise Price
$0.90	112,250	2.76 years	$0.90	112,250	$0.90

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

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

For the year ended July 31, 2011 a shareholder of the Company contributed $182 of interest on behalf of the Company (See Note 6(B)).

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

 NOTE 7 RELATED PARTY TRANSACTIONS (CONTINUED)

On February 25, 2013, the Company and its subsidiary, entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which Gold American purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources, LLC was an entity owned by and under the control of the majority shareholder. This asset purchase was recorded at approximate historical costs of Inception Resources because it was a transaction between entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (See Notes 3 and 6(E) and 8).

For the year ended July 31, 2013, the majority shareholder of the Company forgave $4,419 of accrued interest on behalf of the Company, which was recorded as contributed capital (See Note 6(B)).

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

During the year ended July 31, 2013 and through the period ended October 31, 2013, a stockholder loaned the Company $251,858 to pay Company expenses. Pursuant to the terms of the loan, the loan bears interest at 15%, unsecured and due on demand (See Note 4). As of October 31, 2013 the outstanding balance was $251,858 and $18,738 in accrued interest.

NOTE 8 AGREEMENTS AND COMMITMENTS

Share Issuance Agreement

On May 7, 2010 the Company entered into a share issuance agreement with a non-related party for share subscriptions up to $7,500,000. The subscriber made available to the Company by way of advances up to $7,500,000 until December 31, 2011. This agreement expired on December 31, 2011 and it was not extended. Upon receipt of the advances, the Company issued units of the Company at a price equal to 90% of volume weighted average closing price of the Company (ticket symbol “IMII.OB”) during the 10 previous trading days according to http://www.nasdaq.com. Each unit consists of one common share of the Company and one half share purchase warrant. Each whole warrant may be exercised within two years of the date of issuance to the purchaser at a price equal to 150% of subscription price. On July 31, 2010 the Company issued 1,364 shares of common stock for cash of $300,000 ($220/share) and 682 warrants at $330 per unit. On September 24, 2010, the Company issued 2,667 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $400,000 ($150/share).

Each warrant was exercisable for a two year period and has an exercise price of $226 per share. On August 16, 2010, the Company issued 1,875 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock for a total of $300,000 ($160/share). Each warrant was exercisable for a two year period and has an exercise price of $240 per share. On January 25, 2011, the Company issued 4,000 units, each unit consisted of 1 share of common stock and a warrant to purchase 0.5 shares of common stock (2,000 warrants) for a total of $200,000 ($50/share). Each warrant is exercisable for a two year period and has an exercise price of $76 per share (See Note 6(A) and 6(J)). None of the aforementioned warrants had been exercised as of January 31, 2013 and the 4,271 warrants expired.

Yale Resources Ltd.

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

To exercise the option the Company was to pay cash to Yale, issue restricted common shares of Company stock to Yale, and fund exploration and development expenditures on the Property. The cash payments contemplated under the agreement totaled $900,000 and are to be distributed in installments from the date of the LOI through December 30, 2013. The number of Company shares that were to be issued to Yale total 5,000 and to be distributed in installments from the date of the definitive agreement through December 30, 2013. The Company was also obligated to fund a total of $2,000,000 worth of exploration and development on the Property beginning June 30, 2011 and continuing through December 30, 2013, according the following schedule:

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 8 AGREEMENTS AND COMMITMENTS (CONTINUED)

●	Upon signing the letter of intent the Company paid Yale $10,000 in refundable deposit.
●	Upon signing of a Definite Agreement the Company paid $10,000 and issued 100,000 shares of common stock having a fair value of $101,000.
●	For the year ended July 31, 2010 the Company paid $20,000 and issued 100,000 shares of common stock (See Note 5(E)).
●	On or before December 30, 2010, the Company will pay $30,000 and issue 100,000 shares of common stock. On December 31, 2010, the Company paid $30,000 and issued 100,000 shares of common stock (See Note 5(E)).
●	On or before June 30, 2011, the Company was required to pay $50,000 and issue 100,000 shares of common stock. and have minimum expenditures of $400,000. As of July 31, 2011, Yale issued a waiver regarding the required cash payment and stock issuance.
●	On or before December 30, 2011, the company was to pay $50,000 and issue 100,000 shares of common stock. The Company did not pay this required cash payment and stock issuance because effective February 21, 2012, the agreement was terminated and no additional cash payments and share issuance are due. The agreement is no longer in effect.
●	On or before June 30, 2012, the Company was to pay $75,000 and issue 100,000 shares of common stock.
●	On or before December 30, 2012, the company was to pay $100,000, issue 100,000 shares of common stock and have minimum expenditures of an additional $700,000.
●	On or before June 30, 2013, the Company was to pay $200,000 and issue 100,000 share of common stock.
●	On or before December 30, 2013, the Company was to pay $355,000, issue an 200,000 shares of common stock and have minimum expenditures of an additional $900,000.

Upon the execution and exercise of the option, Yale was to transfer a 90% undivided interest in the property to the Company. Effective February 21, 2012 the option agreement was terminated and no additional payments are due.

Optionor Mineral Property Option Agreement - Nevada

On April 28, 2010, the Company and four individuals collectively referred to as the “Optionor” entered into a mineral property option agreement. The Company acquired an option to acquire an option to acquire 72% interest in an approximately 245 acres property located in Clark County, Nevada (the “Property’). To exercise the option the Company was to pay cash, issue common shares of the Company’s stock and fund exploration and development expenditures on the Property. The cash payments contemplated in the agreement totaled $272,000 and are distributed in installments from the date of the agreement through June 30, 2010. The number of Company’s shares to be issued totaled 10,000 and are to be distributed in installments from the date of the agreement through January 31, 2012. The Company was also obligated to fund a minimum of $750,000 and at the Company’s sole discretion up to $1,000,000 worth of exploration and development on the Property beginning April 30, 2011 and continuing through July 31, 2012. As of July 31, 2011, the Company issued 7,500 shares of common stock having a fair value of $1,515,000 (See Note 6(E)) and paid $272,000 in cash payment. As part of the $750,000 work commitment, the Company was to provide $400,000 on or before April 30, 2011 and $350,000 on or before July 31, 2012. Finally, the Company was to issue 2,500 shares on January 31, 2012.

The Company incurred $0 in expenditures during the year ended July 31, 2011, therefore the agreement went into default and terminated as of July 31, 2011. Therefore, the Company issued the final 2,500 shares of common stock having a fair value of $505,000 as of July 31, 2011 (See Note 6(E)).

May 2010 Consulting Agreement

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

Optionor Mineral Property Option Agreement - Mexico

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

●	Upon the execution of the agreement the Company paid $40,000 on August 23, 2010.
●	On or before December 23, 2010 the Company was to pay $50,000.
●	On or before June 23, 2011 the Company was to pay $50,000.
●	On or before December 23, 2011 the Company was to pay $50,000.
●	On or before June 23, 2012, the Company was to pay $175,000.
●	On or before December 23, 2012 the Company was to pay $400,000.

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 8 AGREEMENTS AND COMMITMENTS (CONTINUED)

August 2010 Consulting Agreement

On August 23, 2010 the Company signed a consulting agreement with an unrelated party in exchange for $1,000 per month and 50 shares of common stock every three months. For the year ended July 31, 2011 the Company issued 200 shares of common stock with a fair value of $14,700 and incurred $11,000 in consulting fees (See Note 6(F)). This agreement was terminated as of August 1, 2011.

U.P. and Burlington Gold Mine Asset Purchase Agreement

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

Employment Agreements

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

Crawford Agreement

On August 30, 2013, the Company entered into an Agreement (the “Crawford Agreement”) with Crawford Cattle Company LLC (“Crawford”), a Nevada limited liability company, pursuant to which the Company was to acquire from Crawford certain mineral rights including the right to extract gold, silver and other minerals, but excluding oil, gas and coal (the “Mineral Rights”) contained in approximately 16,183 acres located in Humboldt and Elko Counties, Nevada (the “Mineral Properties”). Crawford advised that it owns a portion of the Mineral Properties and was in the process of acquiring the balance of the Mineral Properties.

Under the terms of the Crawford Agreement, Crawford granted the Company an exclusive, three month evaluation period in order to perform due diligence on the Mineral Properties. The Crawford Agreement has expired and the parties are presently in discussions to amend the Crawford Agreement of which there is no guarantee. In the event the Company elects to purchase the Mineral Rights from Crawford after amending the Crawford Agreement, the Company would purchase the Mineral Rights for a to-be-determined purchase price to be paid to Crawford in the form of shares of restricted common stock of the Company at a to-be determined per share price.

Barwicki Investor Relations Agreement

On September 26, 2013,the Company entered into a Letter of Agreement with Andrew Barwicki Incorporated (“Barwicki”), pursuant to which Barwicki was retained for the purposes of providing investor relations services in consideration of $3,100 per month and 15,000 shares of restricted common stock of the Company.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
As of October 31, 2013

NOTE 9 CONCENTRATION OF RISK

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

NOTE 10 SUBSEQUENT EVENTS

The Company entered into subscription agreements with various investors (the “2013 Investors”) pursuant to which the 2013 Investors purchased an aggregate of 65,555 shares of the Company’s common stock (the “2013 Subscription Shares”) for an aggregate purchase price of $29,500, together with common stock purchase warrants to acquire 32,778 shares of common stock at $0.90 per share for a period of three years (the “2013 Warrants” and together with the 2013 Subscription Shares, the “2013 Securities”).

On November 5, 2013, the Company entered into an Advisory Agreement pursuant to which and individual was retained for the purposes of providing business development services in consideration of 20,000 shares of restricted common stock of the Company valued at $1.20 per share.

On November 8, 2013, effective May 24, 2013, the Company filed a National Instrument 43-101 (“NI 43-101”) compliant technical report (the “Technical Report”) on the Company’s two patented mine claims, the U.P. and Burlington mines located near Salmon, Idaho. The NI 43-101 report now presents all historical resource data in a compliant format. The Technical Report was prepared in accordance with NI 43-101, Standards of Disclosure for Mineral Projects, by Mr. Brian T. Brewer, CPG, who is a “qualified person” within the meaning of NI 43-101. Mr. Brewer is the COO and a director of the Company and owns 500,000 shares of common stock of the Company.

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

Overview (Plan of Operation)

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

Results of Operations

Three-months ended October 31, 2013 compared to the three-months ended October 31, 2012

We had a net loss of $230,095 for the three-months ended October 31, 2013, and a net loss of $35,174 for the three-months ended October 31, 2012. This change in our results over the two periods is primarily the result of the new professional and consulting agreements entered into during 2013 as well as the increase in exploration costs and a loss on settlement of accounts payable. The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended October 31, 2013 and 2012:

	Three-Months Ended October 31,		Increase/
	2013	2012	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	8,020	-	8,020
General and Administrative	64,774	33,782	30,992
Total Operating Expenses	220,572	33,782	186,790
(Loss) from Operations	(220,572)	(33,782)	186,790
Total Other Income/(Expense)	(9,523)	(1,392)	8,131
Loss from Operations Before Taxes	(230,095)	(35,174)	194,921
Net Loss	$(230,095)	$(35,174)	$194,921

The Company had no revenues in both periods.

Liquidity and Capital Resources

Our balance sheet as of October 31, 2013 reflects assets of $1,009,352. We had cash in the amount of $30,729 and working capital deficit in the amount of $914,123 as of October 31, 2013. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	October 31, 2013	July 31, 2013
Current assets	$59,192	$65,959
Current liabilities	973,315	1,054,765
Working capital deficit	$(914,123)	$(988,806)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $4,658,783 and used cash in operations of $1,798,104 from inception. In addition, there is working capital deficit of $914,123 as of October 31, 2013. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Three-months Ended October 31,
	2013	2012
Net Cash Used in Operating Activities	$(35,423)	$(46,563)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	35,027	43,650
Net Increase (Decrease) in Cash	$(396)	$(2,913)

Operating Activities

Net cash flow used in operating activities during the three-months ended October 31, 2013 was $35,423 – a decrease of $11,140 from the $45,563 net cash outflow during the three-months ended October 31, 2012. This decrease in the cash used in operating activities was primarily due to the change in payables during the quarter.

Financing Activities

Financing activities during the three-months ended October 31, 2013 provided $35,027 an decrease of $8,623 from the $43,650 provided by financing activities during the three-months ended October 31, 2012. During the three-months ended October 31, 2013, the company received $73,027 as loans from related parties and $62,000 towards the purchase of common stock. The Company also made $100,000 payment on a note payable.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of October 31, 2013, none of our properties have proven reserves.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of October 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2013, the Company issued 224,500 shares of common stock and 112,250 common stock purchase warrants for an aggregate consideration of $101,025 in cash. The cash for these shares and warrants was received prior to July 31, 2013 and had been recorded as common stock subscribed.

During the three months ended October 31, 2013, the Company entered into subscription agreements for common stock and warrants for an aggregate consideration of $62,000. These shares and warrants were not issued before October 31, 2013, so these transactions were recorded as common stock units subscribed.

The Company entered into subscription agreements with various accredited investors (the “2013 Accredited Investors”) pursuant to which the 2013 Accredited Investors purchased an aggregate of 65,555 shares of the Company’s common stock (the “2013 Subscription Shares”) for an aggregate purchase price of $29,500, together with common stock purchase warrants to acquire 32,778 shares of common stock at $0.90 per share for a period of three years (the “2013 Warrants” and together with the 2013 Subscription Shares, the “2013 Securities”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 30, 2013, the Company entered into an Agreement (the “Crawford Agreement”) with Crawford Cattle Company LLC (“Crawford”), a Nevada limited liability company, pursuant to which the Company was to acquire from Crawford certain mineral rights including the right to extract gold, silver and other minerals, but excluding oil, gas and coal (the “Mineral Rights”) contained in approximately 16,183 acres located in Humboldt and Elko Counties, Nevada (the “Mineral Properties”). Crawford advised that it owns a portion of the Mineral Properties and was in the process of acquiring the balance of the Mineral Properties.

Under the terms of the Crawford Agreement, Crawford granted the Company an exclusive, three month evaluation period in order to perform due diligence on the Mineral Properties. The Crawford Agreement has expired and the parties are presently in discussions to amend the Crawford Agreement of which there is no guarantee. In the event the Company elects to purchase the Mineral Rights from Crawford after amending the Crawford Agreement, the Company would purchase the Mineral Rights for a to-be-determined purchase price to be paid to Crawford in the form of shares of restricted common stock of the Company at a to-be determined per share price.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1 **	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 **	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification by the Chief Financial Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

*	In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING, INC.

Date: December 16, 2013	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial Officer)

