Form 10-Q
period 2014-01-31
INCEPTION MINING INC.
filed 2014-03-17
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of March 17, 2014, there were 21,226,237 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed Consolidated Balance Sheets as of January 31, 2014 (unaudited) and July 31, 2013	F-1
	Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2014 and 2013 and from July 2, 2007 (inception) to January 31, 2014 (unaudited)	F-2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the period from July 2, 2007 (inception) to January 31, 2014	F-3
	Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2014 and 2013 and from July 2, 2007 (inception) to January 31, 2014 (unaudited)	F-5
	Notes to Condensed Consolidated Financial Statements	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	7
Item 1 A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
Signature Page		8

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	January 31, 2014	July 31, 2013
	(unaudited)
ASSETS
Current Assets
Cash	$5,256	$31,125
Prepaid expenses and other assets	2,877	34,834
Total Current Assets	8,133	65,959

Land and mineral rights	950,160	950,160
Total Assets	$958,293	$1,016,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$73,282	$76,719
Accrued interest payable	17,926	9,215
Advances, related party	259,758	178,831
Note payable	39,000	110,000
Convertible note payable, net of debt discount of $280,843 and $0 as of January 31, 2014 and July 31, 2013, respectively	349,157	680,000
Total Liabilities	739,123	1,054,765

Commitments and Contingencies (See Note 8)

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 20,909,905 and 20,216,739 shares issued and outstanding as of January 31, 2014 and July 31, 2013, respectively	209	202
Additional paid-in capital	5,378,511	4,288,815
Common stock units subscribed	24,600	101,025
Deficit accumulated during the exploration stage	(5,184,150)	(4,428,688)
Total Stockholders’ Equity (Deficit)	219,170	(38,646)

Total Liabilities and Stockholders’ Equity (Deficit)	$958,293	$1,016,119

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		For the Period from July 2, 2007 (Inception) to
	2014	2013	2014	2013	January 31, 2014
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration costs	30,979	-	38,999	-	3,305,369
General and administrative	136,043	15,717	200,817	49,499	1,347,408
Total Operating Expenses	167,022	15,717	239,816	49,499	4,652,777

Loss from Operations	(167,022)	(15,717)	(239,816)	(49,499)	(4,652,777)

Other Income/(Expenses)
Interest income	-	-	-	-	22
Loss on settlement of debt	-	-	(147,778)	-	(146,716)
Interest expense	(358,345)	(580)	(367,868)	(1,972)	(384,679)
Total Other Income/(Expenses)	(358,345)	(580)	(515,646)	(1,972)	(531,373)

Loss from Operations before Income Taxes	(525,367)	(16,297)	(755,462)	(51,471)	(5,184,150)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(525,367)	$(16,297)	$(755,462)	$(51,471)	$(5,184,150)

Net loss per share - Basic and Diluted	$(0.03)	$(0.04)	$(0.04)	$(0.11)

Weighted average number of shares outstanding during the period - basic and diluted	20,681,775	451,645	20,556,554	451,645

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the period from July 2, 2007 (Inception) to January 31, 2014

(Unaudited)

							Deficit
	Preferred stock		Common stock		Additional	Common	accumulated during	Total Stockholders’
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	(Deficit)
Balance July 2, 2007 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00001)	-	-	1,250,000	12	38	-	-	50
In kind contribution of services	-	-	-	-	1,080	-	-	1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	1,250,000	12	1,118	-	(4,879)	(3,749)
Stock sold for cash	-	-	202,621	2	79,998	-	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	-	5,760
Net loss for the year	-	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	1,452,621	14	86,876	-	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	-	5,760
In kind contribution of interest	-	-	-	-	256	-	-	256
Net loss for the year	-	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	1,452,621	14	92,892	-	(106,955)	(14,049)
Shares issued in exchange for mining rights	-	-	3,500	-	658,000	-	-	658,000
Shares issued for cash ($120 per share)	-	-	1,667	-	200,000	-	-	200,000
Shares returned by founder as an in kind contribution	-	-	(1,025,000)	(10)	10	-	-	-
Shares issued for services	-	-	188	-	48,375	-	-	48,375
Shares and warrants issued for cash ($220 per share)	-	-	1,364	-	300,000	-	-	300,000
Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	-	24,262
Expenses paid by stockholder on Company’s behalf	-	-	-	-	60,871	-	-	60,871
In kind contribution of services	-	-	-	-	4,320	-	-	4,320
In kind contribution of interest	-	-	-	-	627	-	-	627
Net loss for the year	-	-	-	-	-	-	(1,351,087)	(1,351,087)
Balance, July 31, 2010	-	-	434,340	4	1,389,357	-	(1,458,042)	(68,681)
Shares issued for services	-	-	763	-	88,950	-	-	88,950
Shares issued in exchange for mining rights	-	-	8,000		1,616,000	-	-	1,616,000
Shares and warrants issued for cash ($160 per share)	-	-	1,875	-	300,000	-	-	300,000
Shares and warrants issued for cash ($150 per share)	-	-	2,667	-	400,000	-	-	400,000
Shares and warrants issued for cash ($50 per share)	-	-	4,000	-	200,000	-	-	200,000
In kind contribution of interest	-	-	-	-	182	-	-	182
Net loss for the year	-	-	-	-	-	-	(2,603,217)	(2,603,217)
Balance, July 31, 2011	-	-	451,645	4	3,994,489	-	(4,061,259)	(66,766)

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Continued)

For the period from July 2, 2007 (Inception) to January 31, 2014

							Deficit
	Preferred stock		Common stock		Additional	Common	accumulated during	Total Stockholders’
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	(Deficit)
Balance, July 31, 2011	-	-	451,645	4	3,994,489	-	(4,061,259)	(66,766)
In kind contribution of legal services	-	-	-	-	900	-	-	900
In kind contribution of interest	-	-	-	-	3,359	-	-	3,359
Net loss for the year	-	-	-	-	-	-	(96,822)	(96,822)
Balance, July 31, 2012	-	-	451,645	4	3,998,748	-	(4,158,081)	(159,329)
Forgiveness of debts by principal stockholder	-	-	-	-	159,152	-	-	159,152
Expenses paid by stockholder on Company’s behalf	-	-	-	-	18,582	-	-	18,582
In kind contribution of interest	-	-	-	-	4,419	-	-	4,419
Shares issued for conversion of debt	-	-	1,000,000	10	24,990	-	-	25,000
Shares issued for services	-	-	2,765,094	28	82,924	-	-	82,952
Shares issued in exchange for mining claim	-	-	16,000,000	160	-	-	-	160
Shares issued for cash	-	-	-	-	-	101,025	-	101,025
Net loss for the year	-	-	-	-	-	-	(270,607)	(270,607)
Balance, July 31, 2013	-	-	20,216,739	202	4,288,815	101,025	(4,428,688)	(38,646)
Shares issued for common stock unit subscribed	-	-	224,500	2	101,023	(101,025)	-	-
Shares issued for cash	-	-	257,555	3	115,897	600	-	116,500
Shares issued for settlement of accounts payable	-	-	211,111	2	242,776	-	-	242,778
Common stock issued for services rendered	-	-	-	-	-	24,000	-	24,000
Beneficial conversion feature on note agreement	-	-	-	-	630,000	-	-	630,000
Net loss for the period	-	-	-	-	-	-	(755,462)	(755,462)
Balance, January 31, 2014 (Unaudited)	-	$-	20,909,905	$209	$5,378,511	$24,600	$(5,184,150)	$219,170

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,		For the Period from July 2, 2007 (Inception) to
	2014	2013	January 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(755,462)	$(51,471)	$(5,184,150)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	-	206	12,214
Stock issued for mining rights	-	-	2,274,000
Impairment of website	-	-	14,253
Loss on settlement of accounts payable	147,778	-	147,778
Stock issued for services	119,000	-	339,278
Amortization of debt discount	349,157	-	349,157
In-kind contribution of services	-	-	85,320
In-kind contribution of interest	-	1,174	8,843
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31,957	-	(2,877)
Accounts payable and accrued expenses	(3,437)	(3,932)	73,281
Accrued interest	8,711	-	17,926
Net Cash Used In Operating Activities	(102,296)	(54,023)	(1,864,977)

Cash Flows From Investing Activities:
Advance receivable, related party	-	-	(1,123)
Repayment of advance receivable, related party	-	-	1,123
Purchase of fixed assets	-	-	(28,561)
Net Cash Used In Investing Activities	-	-	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable-related party	-	-	(66,276)
Repayment of convertible note payable	(50,000)	-	(170,000)
Repayment of note payable	(71,000)	-	(111,000)
Expenses paid by shareholder on Company’s behalf	-	14,430	79,453
Proceeds from loans payable-related party	-	9,220	157,190
Proceeds from notes payable-related party	80,927	27,447	311,852
Proceeds from issuance of common stock	116,500	-	1,697,575
Net Cash Provided by Financing Activities	76,427	51,097	1,898,794

Net Increase / (Decrease) in Cash	(25,869)	(2,926)	5,256
Cash at Beginning of Period	31,125	2,926	-
Cash at End of Period	$5,256	$-	$5,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$1,005
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable assumed and stock issued for mine	$-	$-	$950,160
Common stock issued for payment of accounts payable	$95,000	$-	$95,000
Forgiveness of debt by stockholder	$-	$120,709	$120,709
Fixed asset distributed to stockholder	$-	$-	$2,095
Conversion of debt in common stock	$-	$-	$25,000

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

As of January 31, 2014

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

Activities during the exploration stage include expanding exploration activities, developing the business plan and raising capital.

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
As of January 31, 2014

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

(B) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $5,184,150 and used cash in operations of $1,864,978 from inception. In addition, there is a working capital deficiency (excess of current liabilities over current assets) of $730,990 as of January 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the six months ended January 31, 2014 and 2013, the Company recorded exploration costs of $38,999 and $0, respectively.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2014

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

There were no impairment losses recorded during the three months ended January 31, 2014 and 2013, respectively.

(I) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of January 31, 2014 and 2013 there were 241,695 and 4,953, respectively, warrants issued and outstanding that were not included in the computation of earnings per share because their inclusion is anti-dilutive.

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
As of January 31, 2014

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

There are no assets or liabilities measured and recorded at fair value on a recurring basis at January 31, 2014 and 2013.

(N) Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 PROPERTY AND EQUIPMENT

Property and equipment were fully depreciated at January 31, 2014 and July 31, 2013, respectively.

Depreciation expense for the three months ended January 31, 2014 and 2013 and for the period from July 2, 2007 (Inception) to January 31, 2014 was $0, $206 and $12,214 respectively.

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2014

NOTE 3 NOTES PAYABLE

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. As of January 31, 2014, the outstanding balances on these notes were $630,000 and $39,000, respectively (See Note 7). On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. During the three months ended January 31, 2014, $349,157 of the beneficial conversion feature was amortized as interest expense.

NOTE 4 ADVANCES, RELATED PARTY

During the year ended July 31, 2013 and up through the period ended January 31, 2014, a stockholder loaned or paid expenses on behalf of the Company including accrued interest amounts totaling $178,831 and $259,758, respectively. Pursuant to the terms of the advances, the advances are unsecured and due on demand and bear interest at a rate of 15% per annum (See Note 7). During the three and six months ended January 31, 2014, $9,523 and $18,711, respectively, in interest expense was recognized.

NOTE 5 LOANS PAYABLE – RELATED PARTY

During the period ended October 31, 2007 the Company received $3,100 from a principal stockholder. Pursuant to the terms of the loan, the loan bears interest at 8%, is unsecured and matured on July 31, 2008. The Company repaid the $3,100 of a stockholder loan and $60 of accrued interest on July 31, 2008 (See Note 7).

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
As of January 31, 2014

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

NOTE 6 STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the six months ended January 31, 2014, the Company issued 257,555 shares of common stock and 129,445 common stock purchase warrants for an aggregate consideration of $116,500 in cash. 1,332 shares have not yet been issued and $600 remains in common stock subscribed.

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
As of January 31, 2014

NOTE 6 STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

For the year ended July 31, 2013, the former shareholder of the Company contributed as capital $4,419 of accrued interest on behalf of the Company (See Note 7).

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
As of January 31, 2014

NOTE 6 STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

On February 25, 2013 the Company issued 600,000 shares of common stock having a fair value of $18,000 ($0.03/share) in exchange for legal services. This transaction was recorded as a prepaid legal fee and expensed over the ensuing twelve months. (See Note 8).

On February 25, 2013, the Company entered into two retainer agreements with two law firms in exchange for legal services pursuant to which the law firms were issued an aggregate of 600,000 shares of common stock of the Company in consideration of legal services. This transaction was recorded as prepaid legal fees and expensed over the ensuing twelve months.

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

At the time of entering into the consulting contracts for stock issued on February 25, 2013, there was no readily determinable market for the stock. As a result, the values assigned to the contracts were based upon the negotiated value of legal services pursuant to a retainer agreement that was executed at the same time as these contracts.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2014

NOTE 6 STOCKHOLDERS’ DEFICIT (CONTINUED)

(F) Stock Issued for Services (Continued)

On October 30, 2013, the Company entered into a retainer agreement with a law firm in exchange for legal services pursuant to which the law firm was issued an aggregate of 211,111 shares of common stock of the Company in consideration of legal services valued at $242,778. This transaction satisfied accounts payable of $80,000 with $15,000 recorded as prepaid legal fees and. The prepaid legal fees were expensed during the first half of the six months ended January 31, 2014 and a loss on settlement of accounts payable was recognized of $147,778.

On November 5, 2013 the Company entered into a consulting services agreement with an individual in exchange for 20,000 shares of common stock. These services were valued at $24,000 based on the quoted market price of the stock on that day. The company has recorded consulting expenses of $24,000. These shares have yet to be issued.

On January 31, 2014, the Company entered into a consulting services agreement with an individual in exchange for 50,000 shares of common stock for services to be rendered over the next 12 months. These services were valued at $25,500 based on the quoted market price of the stock on that day. These shares have yet to be issued.

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

(I ) Stock Split

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

(J) Warrants Issued for Cash

The following tables summarize all warrant grants for the six months ended January 31, 2014 and the year ended July 31, 2013 and the related changes during this period are presented below:

	Number of Options	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2012	4,271	$182.00
Granted	-	-
Exercised	-	-
Forfeited	(4,271)	(182.00)
Balance at July 31, 2013	-	-
Granted	241,695	0.90
Exercised	-	-
Forfeited	-	-
Balance at January 31, 2014	241,695	$0.90

2014 Outstanding Warrants				2014 Warrants Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2014	Weighted Average Exercise Price
$0.90	241,695	2.76 years	$0.90	241,695	$0.90

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2014

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
As of January 31, 2014

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

For the year ended July 31, 2013, the majority shareholder of the Company forgave $4,419 of accrued interest on behalf of the Company, which was recorded as in kind contributed capital (See Note 6(B)).

During the year ended July 31, 2013, the principal stockholder loaned the Company $27,447 to pay Company expenses. Pursuant to the terms of the loan, the loan bore interest of 9%, unsecured and matured on September 25, 2013 (See Note 3). As of January 31, 2013 the controlling stockholder forgave $2,447 in loans and $798 in accrued interest. This was recorded by the Company as contributed capital. On February 25, 2013, the remaining $25,000 was converted to 1,000,000 shares of common stock at $0.025 per share, the value of the loan (See Notes 6(H)).

During the year ended July 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $18,582 of accounts payable and forgave a related party note and loan payable of $91,652 and account payable of $67,500 on the Company’s behalf. The $177,734 was recorded as an in kind contribution of capital (See Notes 4, 5 and 6(H)).

During the year ended July 31, 2013 and through the period ended January 31, 2014, a stockholder loaned the Company $259,758 to pay Company expenses. Pursuant to the terms of the loan, the loan bears interest at 15%, unsecured and due on demand (See Note 4). As of January 31, 2014 the outstanding balance was $259,758 and $17,926 in accrued interest.

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
As of January 31, 2014

NOTE 8 AGREEMENTS AND COMMITMENTS (CONTINUED)

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

Optionor Mineral Property Option Agreement – Mexico

On August 4, 2010, the Company and three individuals collectively referred to as the “Optionor” entered into a mineral property option agreement. The Company acquired a 100% interest in an approximately 178 acres property located in Opodepe Municipality, Sonara Sate, Mexico. To exercise the option the Company was to pay cash and fund exploration and development expenditures on the Property. The cash payments contemplated in the agreement totaled $765,000 and were to be distributed in installments from the date of the agreement through December 31, 2012. Upon the execution of the agreement the Company paid $40,000 on August 23, 2010. In addition to the payments the Company was to pay a 1% royalty as a result of the exploitation activities or a $500,000 lump sum payment upon the Company’s discretion. Effective December 22, 2010 the agreement has been terminated and no additional payments are due.

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2014

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

Inception Mining, Inc. (formerly known as Gold American Mining Corp. and Subsidiary)
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
As of January 31, 2014

NOTE 8 AGREEMENTS AND COMMITMENTS (CONTINUED)

Crawford Agreement (continued)

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

Barwicki Investor Relations Agreement

On September 26, 2013,the Company entered into a Letter of Agreement with Andrew Barwicki Incorporated (“Barwicki”), pursuant to which Barwicki was retained for the purposes of providing investor relations services in consideration of $3,100 per month and 15,000 shares of common stock of the Company.

Rick Thurman Consulting Agreement

On November 5, 2013, the Company entered into an Advisory Agreement with Rick Thurman pursuant to which Mr. Thurman was issued 20,000 shares of common stock of the Company in consideration of corporate advisory services.

David Rees Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with David Rees pursuant to which Mr. Rees will receive 50,000 shares of common stock of the Company, which such shares have been registered on a Registration Statement File No. 333-191244 in consideration of providing general corporate advisory and M&A services.

Chienn Consulting Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with Chienn Consulting Company, LLC (“Chienn”) pursuant to which Chienn will receive 100,000 shares of restricted common stock of the Company in consideration of providing marketing, sales and business development services.

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

NOTE 10 SUBSEQUENT EVENTS

Subscription Agreements

During February 2014, the Company entered into subscription agreements with various investors (the “2014 Investors”) pursuant to which the 2014 Investors purchased an aggregate of 71,111 shares of the Company’s common stock (the “2014 Subscription Shares”) for an aggregate purchase price of $32,000, together with common stock purchase warrants to acquire 35,555 shares of common stock at $0.90 per share for a period of three years (the “2014 Warrants” and together with the 2014 Subscription Shares, the “2014 Securities”).

Consulting Agreement

Effective January 1, 2014, the Company entered into a Consulting Agreement with Trent D’Ambrosio pursuant to which Mr. D’Ambrosio receives fees of $18,000 per month (the “Fees”) in consideration of financial consulting, business development and general corporate advisory services. The Fees will accrue until the Company closes on a minimum of $250,000 in equity financing (the “Funding”). After closing the Funding (the “Closing”), the aggregate outstanding accrued Fees shall be paid to Mr. D’Ambrosio within five (5) days of Closing and the Fees shall be paid to Mr. D’Ambrosio on a monthly basis within five (5) business days of the end of every month.

ICONIC Note Purchase Agreement

On February 18, 2014, the Company entered into a Note Purchase Agreement with Iconic Holdings, LLC (“Iconic”), for the sale of an 10% convertible promissory note in the principal amount of $220,000 with an original issue discount of $20,000 (the “Note”). The initial purchase price under the Note was $55,000 (the “Initial Closing Amount”) which closed on February 28, 2014. $5,000 (the “Fee”) of the Initial Closing Amount was retained by Iconic through an original issue discount for due diligence and legal bills related to the transaction.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on February 18, 2015. The Note is convertible into common stock, at Iconic’s option and will be equal to the lower of $0.45 or 60% of the lowest three daily VWAPs (Volume Weighted Average Price) of the Company’s common stock during the 20 consecutive trading days prior to the date on which Iconic elects to convert all or part of the Note. If the Company is placed on “chilled” status with the Depository Trust Company, the discount will be increased by 10% until such chill is remedied. The Note may not be prepaid in whole or in part by the Company.

Iconic has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock of the Company. Additionally, Iconic may not convert more than $15,000 in principal and/or accrued interest during any three week period. The total net proceeds the Company received from this Offering was $55,000, less the Fee. As of the date of the Note, the Company is obligated on the Note issued to Iconic in connection with the offering. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Iconic is an accredited investor, Iconic had access to information about the Company and their investment, Iconic took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Effective February 25, 2014, the Company entered into a consulting agreement with Cody Corrubia, pursuant to which he was issued 100,000 shares of restricted common stock of the Company in consideration of corporate advisory services.

Effective February 25, 2014, the Company entered into a consulting agreement with Anna Rancher Corp., pursuant to which it was issued 50,000 shares of restricted common stock of the Company in consideration of corporate advisory services.

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

Results of Operations

Three-months ended January 31, 2014 compared to the three-months ended January 31, 2013

We had a net loss of $525,367 for the three-months ended January 31, 2014, and a net loss of $16,297 for the three-months ended January 31, 2013. This change in our results over the two periods is primarily the result of the new professional and consulting agreements classified as general and administrative expenses entered into during the quarter ended January 31, 2014 as well as the increase in exploration costs, a loss on settlement of accounts payable and the change in the debt discount which is included in other Income/Expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended January 31, 2014 and 2013:

	Three-Months Ended January 31,		Increase/
	2014	2013	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	30,979	-	30,979
General and Administrative	136,043	15,717	120,326
Total Operating Expenses	167,022	15,717	151,305
(Loss) from Operations	(167,022)	(15,717)	151,305
Total Other Income/(Expense)	(358,345)	(580)	357,765
Loss from Operations Before Taxes	(525,367)	(16,297)	509,070
Net Loss	$(525,367)	$(16,297)	$509,070

The Company had no revenues in both periods.

Six-months ended January 31, 2014 compared to the six-months ended January 31, 2013

We had a net loss of $755,462 for the six-months ended January 31, 2014, and a net loss of $51,471 for the six-months ended January 31, 2013. This change in our results over the two periods is primarily the result of the new professional and consulting agreements classified as general and administrative expenses entered into during the six months ended January 31, 2014 as well as the increase in exploration costs, a loss on settlement of accounts payable and the change in the debt discount which is included in other Income/Expense. The following table summarizes key items of comparison and their related increase (decrease) for the six-months ended January 31, 2014 and 2013:

	Six-Months Ended January 31,		Increase/
	2014	2013	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	38,999	-	38,999
General and Administrative	200,817	49,499	151,318
Total Operating Expenses	239,816	49,499	190,317
(Loss) from Operations	(239,816)	(49,499)	190,317
Total Other Income/(Expense)	(515,646)	(1,972)	513,674
Loss from Operations Before Taxes	(755,462)	(51,471)	703,991
Net Loss	$(755,462)	$(51,471)	$703,991

The Company had no revenues in both periods.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2014 reflects assets of $958,293. We had cash in the amount of $5,256 and working capital deficit in the amount of $405,833 as of January 31, 2014. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	January 31, 2014	July 31, 2013
Current assets	$8,133	$65,959
Current liabilities	739,123	1,054,765
Working capital deficit	$(730,990)	$(988,806)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $5,184,150 and used cash in operations of $1,864,977 from inception. In addition, there is working capital deficit of $724,990 as of January 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Six-months Ended January 31,
	2014	2013
Net Cash Used in Operating Activities	$(102,296)	$(54,023)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	76,427	51,097
Net Increase (Decrease) in Cash	$(25,869)	$(2,926)

Operating Activities

Net cash flow used in operating activities during the six-months ended January 31, 2014 was $102,296 an increase of $48,273 from the $54,023 net cash outflow during the six-months ended January 31, 2013. This increase in the cash used in operating activities was primarily due to the change in prepaid and other current assets, accounts payable and accrued expenses and accrued interest.

Financing Activities

Financing activities during the six-months ended January 31, 2014 provided $76,427, an increase of $25,330 from the $51,097 provided by financing activities during the six-months ended January 31, 2013. During the six-months ended January 31, 2014, the company received $80,297 in advances from related parties and $116,500 towards the purchase of common stock. The Company also made $121,000 in payments on notes payable.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of January 31, 2014, none of our properties have proven reserves.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2014.

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

During January 2014, the Company issued 258,887 shares of common stock and 129,445 common stock purchase warrants for an aggregate consideration of $116,500 in cash.

During February 2014, the Company entered into subscription agreements with various investors (the “2014 Investors”) pursuant to which the 2014 Investors purchased an aggregate of 71,111 shares of the Company’s common stock (the “2014 Subscription Shares”) for an aggregate purchase price of $32,000, together with common stock purchase warrants to acquire 35,555 shares of common stock at $0.90 per share for a period of three years.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1**	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC
4.2	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (1)
4.3	Convertible Promissory Note issued to Iconic Holdings, LLC (1)
31.1 **	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 **	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 **	Certification by the Chief Financial Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

(1)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014

*	In accordance with rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING, INC.

Date: March 17, 2014	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial Officer)

