Form 10-Q
period 2014-04-30
INCEPTION MINING INC.
filed 2014-06-20
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 13, 2014, there were 21,726,237 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Unaudited Condensed Consolidated Balance Sheets as of April 30, 2014 and July 31, 2013	F-1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2014 and 2013 and from July 2, 2007 (inception) to April 30, 2014	F-2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the Period from July 2, 2007 (Inception) to April 30, 2014 (Unaudited)	F-3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2014 and 2013 and from July 2, 2007 (inception) to April 30, 2014	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	7
Item 1 A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
Signature Page		8

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

(An Exploration Stage Company)

Condensed Balance Sheets

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$30,258	$31,125
Prepaid expenses and other assets	155,344	34,834
Total Current Assets	185,602	65,959

Land and mineral rights	950,160	950,160
Total Assets	$1,135,762	$1,016,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$100,392	$76,719
Accrued interest payable	10,721	9,215
Advances, related party	274,886	178,831
Note payable	30,000	110,000
Convertible notes payable, net of debt discount of $73,049 and $0 as of April 30, 2014 and July 31, 2013, respectively	509,451	680,000
Derivative liability	137,138	-
Total Liabilities	1,062,588	1,054,765

Commitments and Contingencies (See Note 4)

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 21,726,237 and 20,216,739 shares issued and outstanding as of April 30, 2014 and July 31, 2013, respectively	217	202
Additional paid-in capital	5,848,852	4,288,815
Common stock units subscribed	20,000	101,025
Deficit accumulated during the exploration stage	(5,795,895)	(4,428,688)
Total Stockholders’ Equity	73,174	(38,646)

Total Liabilities and Stockholders’ Equity	$1,135,762	$1,016,119

See accompanying notes to the condensed financial statements.

Inception Mining, Inc.

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,		For the Period from July 2, 2007 (Inception) to
	2014	2013	2014	2013	April 30, 2014
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration costs	14,645	10,390	53,644	10,390	3,320,014
General and administrative	233,873	166,629	434,690	216,128	1,581,281
Total Operating Expenses	248,518	177,019	488,334	226,518	4,901,295

Loss from Operations	(248,518)	(177,019)	(488,334)	(226,518)	(4,901,295)

Other Income/(Expenses)
Interest income	-	-	-	-	22
Loss on derivatives	(12,267)	-	(12,267)	-	(12,267)
Loss on settlement of debt	-	1,062	(147,778)	1,062	(146,716)
Interest expense	(350,960)	(3,040)	(718,828)	(5,012)	(735,639)
Total Other Income/(Expenses)	(363,227)	(1,978)	(878,873)	(3,950)	(894,600)

Loss from Operations before Income Taxes	(611,745)	(178,997)	(1,367,207)	(230,468)	(5,795,895)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(611,745)	$(178,997)	$(1,367,207)	$(230,468)	$(5,795,895)

Net loss per share - Basic and Diluted	$(0.03)	$(0.01)	$(0.07)	$(0.05)

Weighted average number of shares outstanding during the period - Basic and Diluted	21,559,063	14,664,746	20,883,379	5,085,220

See accompanying notes to the condensed financial statements.

Inception Mining, Inc.

(Formerly known as Gold American Mining Corp.)

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from July 2, 2007 (Inception) to April 30, 2014

(Unaudited)

							Deficit
	Preferred stock		Common stock		Additional	Common	accumulated during	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Exploration	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Stage	Equity
Balance July 2, 2007 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for services to founder ($0.00001)	-	-	1,250,000	12	38	-	-	50
In kind contribution of services	-	-	-	-	1,080	-	-	1,080
Net loss for the period July 2, 2007 (inception) to July 31, 2007	-	-	-	-	-	-	(4,879)	(4,879)
Balance, July 31, 2007	-	-	1,250,000	12	1,118	-	(4,879)	(3,749)
Stock sold for cash	-	-	202,621	2	79,998	-	-	80,000
In kind contribution of services	-	-	-	-	5,760	-	-	5,760
Net loss for the year	-	-	-	-	-	-	(70,555)	(70,555)
Balance, July 31, 2008	-	-	1,452,621	14	86,876	-	(75,434)	11,456
In kind contribution of services	-	-	-	-	5,760	-	-	5,760
In kind contribution of interest	-	-	-	-	256	-	-	256
Net loss for the year	-	-	-	-	-	-	(31,521)	(31,521)
Balance, July 31, 2009	-	-	1,452,621	14	92,892	-	(106,955)	(14,049)
Shares issued in exchange for mining rights	-	-	3,500	-	658,000	-	-	658,000
Shares issued for cash ($120 per share)	-	-	1,667	-	200,000	-	-	200,000
Shares returned by founder as an in kind contribution	-	-	(1,025,000)	(10)	10	-	-	(0)
Shares issued for services	-	-	188	-	48,375	-	-	48,375
Shares and warrants issued for cash ($220 per share)	-	-	1,364	-	300,000	-	-	300,000
Forgiveness of debts by principal stockholder	-	-	-	-	24,262	-	-	24,262
Expenses paid by stockholder on Company’s behalf	-	-	-	-	60,871	-	-	60,871
In kind contribution of services	-	-	-	-	4,320	-	-	4,320
In kind contribution of interest	-	-	-	-	627	-	-	627
Net loss for the year	-	-	-	-	-	-	(1,351,087)	(1,351,087)
Balance, July 31, 2010	-	-	434,340	4	1,389,357	-	(1,458,042)	(68,681)
Shares issued for services	-	-	763	-	88,950	-	-	88,950
Shares issued in exchange for mining rights	-	-	8,000	-	1,616,000	-	-	1,616,000
Shares and warrants issued for cash ($160 per share)	-	-	1,875	-	300,000	-	-	300,000
Shares and warrants issued for cash ($150 per share)	-	-	2,667	-	400,000	-	-	400,000
Shares and warrants issued for cash ($50 per share)	-	-	4,000	-	200,000	-	-	200,000
In kind contribution of interest	-	-	-	-	182	-	-	182
Net loss for the year	-	-	-	-	-	-	(2,603,217)	(2,603,217)
Balance, July 31, 2011	-	-	451,645	4	3,994,489	-	(4,061,259)	(66,766)
In kind contribution of legal services	-	-	-	-	900	-	-	900
In kind contribution of interest	-	-	-	-	3,359	-	-	3,359
Net loss for the year	-	-	-	-	-	-	(96,822)	(96,822)
Balance, July 31, 2012	-	-	451,645	4	3,998,748	-	(4,158,081)	(159,329)
Forgiveness of debts by principal stockholder	-	-	-	-	159,152	-	-	159,152
Expenses paid by stockholder on Company’s behalf	-	-	-	-	18,582	-	-	18,582
In kind contribution of interest	-	-	-	-	4,419	-	-	4,419
Shares issued for conversion of debt	-	-	1,000,000	10	24,990	-	-	25,000
Shares issued for services	-	-	2,765,094	28	82,924	-	-	82,952
Shares issued in exchange for mining claim	-	-	16,000,000	160	-	-	-	160
Proceeds from common stock unit subscribed	-	-	-	-	-	101,025	-	101,025
Net loss for the year	-	-	-	-	-	-	(270,607)	(270,607)
Balance, July 31, 2013	-	-	20,216,739	202	4,288,815	101,025	(4,428,688)	(38,646)

Shares issued for common stock subscribed	-	-	295,611	3	133,021	(101,025)	-	31,999
Shares issued for cash ($0.45 per share)	-	-	258,887	3	116,497	-	-	116,500
Shares issued for settlement of accounts payable	-	-	226,111	2	249,526	-	-	249,528
Shares issued for conversion of debt	-	-	288,889	3	129,997	-	-	130,000
Common stock issued for services rendered	-	-	440,000	4	300,996	-	-	301,000
Proceeds from common stock unit subscribed	-	-	-	-	-	20,000	-	20,000
Debt Discount on note	-	-	-	-	630,000	-	-	630,000
Net loss for the period	-	-	-	-	-	-	(1,367,207)	(1,367,207)
Balance, April 30, 2014	-	$-	21,726,237	$217	$5,848,852	$20,000	$(5,795,895)	$73,174

See accompanying notes to the condensed financial statements.

Inception Mining, Inc.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,		For the Period from July 2, 2007 (Inception) to
	2014	2013	April 30, 2014
Cash Flows From Operating Activities:
Net Loss	$(1,367,207)	$(230,468)	$(5,795,895)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	-	425	12,214
Stock issued for mining rights	-	-	2,274,000
Impairment of website	-	-	14,253
Loss on derivatives	12,267	-	12,267
Loss on settlement of accounts payable	147,778	-	147,778
Stock issued for services	136,750	82,953	357,028
Stock issued to pay interest	-	-	-
Interest expense from issuance of derivative	42,371	-	42,371
Accretion of debt discounts	639,451	-	639,451
In-kind contribution of services	-	67,500	85,320
In-kind contribution of interest	-	1,971	8,843
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72,988	(34,636)	38,154
Accounts payable and accrued expenses	103,675	(17,904)	180,393
Accrued interest	29,507	3,040	38,722
Net Cash Used In Operating Activities	(182,422)	(127,119)	(1,945,103)

Cash Flows From Investing Activities:
Advance receivable, related party	-	-	(1,123)
Repayment of advance receivable, related party	-	-	1,123
Purchase of fixed assets	-	(3,925)	(28,561)
Net Cash Used In Investing Activities	-	(3,925)	(28,561)

Cash Flows From Financing Activities:
Repayment of loan payable-related party	(28,000)	-	(94,276)
Repayment of notes payable	(130,000)	(100,000)	(290,000)
Expenses paid by shareholder on Company’s behalf	25,055	22,544	104,508
Proceeds allocated to derivative liability	75,000	-	75,000
Proceeds from loans payable-related party	-	-	157,190
Proceeds from notes payable-related party	71,000	205,574	301,925
Proceeds from issuance of common stock	168,500	-	1,749,575
Net Cash Provided by Financing Activities	181,555	128,118	2,003,922

Net Increase / (Decrease) in Cash	(867)	(2,926)	30,258
Cash at Beginning of Period	31,125	2,926	-
Cash at End of Period	$30,258	$-	$30,258

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,000	$-	$29,005
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable assumed and stock issued for mine	$-	$-	$950,160
Common stock issued for prepaid expenses	$178,500	$-	$-
Common stock issued for payment of accounts payable & prepaid	$95,000	$-	$95,000
Forgiveness of debt by stockholder	$-	$-	$120,709
Fixed asset distributed to stockholder	$-	$-	$2,095
Conversion of debt to common stock	$130,000	$-	$155,000

See accompanying notes to the condensed financial statements.

Inception Mining, Inc.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X and with the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the July 31, 2013 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended April 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

On May 1, 2013, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which its wholly-owned subsidiary, Inception Mining Inc., a Nevada Corporation, was merged into the Company effective May 1, 2013. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Gold American Mining Corp. to Inception Mining Inc.

(B) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $5,795,895 and used cash in operations of $1,945,103 from inception. In addition, there is a working capital deficiency (excess of current liabilities over current assets) of $876,987 as of April 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(C) Fair Value of Financial Instruments

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Inception Mining, Inc.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

As of April 30, 2014 or July 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed below are that of volatility and market price of the underlying common stock of the Company.

As of April 30, 2014 and July 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of April 30, 2014, in the amount of $137,138 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of April 30, 2014:

Warrant Liability
Balance, July 31, 2013	$-
Initial fair value of debt	$124,871
Mark-to-market at April 30, 2014:	12,267
Balance, April 30, 2014	$137,138
Net (Loss) Gain for the period included in earnings relating to the liabilities held at April 30, 2014	$(12,267)

The fair value of the embedded derivatives at April 30, 2014, in the amount of $137,138, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 74.94 to 110.62%, (3) weighted average risk-free interest rate of 0.01 to 0.12%, (4) expected life of 0.81 to 0.97 years, and (5) estimated fair value of the Company’s common stock of $0.94 per share. The Company recorded a loss on change in derivative liabilities of $12,267 during the three months ended April 30, 2014.

Liabilities measured at fair value on a recurring basis are summarized as follows:-

	Level 1	Level 2	Level 3	Total

Fair value of derivatives at April 30, 2014	$-	$-	$137,138	$137,138

Fair value of derivatives at July 31, 2013	$-	$-	$-	$-

Inception Mining, Inc.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 2 CONVERTIBLE NOTES PAYABLE

UP and Burlington Gold Mine

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. As of April 30, 2014, the outstanding balances on these notes were $630,000 and $30,000, respectively. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,888 shares of common stock.

Iconic Holdings

On February 18, 2014, the Company entered into a unsecured Note Purchase Agreement for the sale of an 10% convertible promissory note in which the Company will receive advances up to the principal amount of $220,000 with an original issue discount of 10% of loaned funds. Through April 30, 2014, the Company has received funds totaling $75,000 and recorded additional principal due to the original issue discount totaling $7,500. The note bears interest at the rate of 10% per annum and all interest and principal must be repaid on February 18, 2015. The note is convertible into common stock, at the holder’s option, at the lower of $0.45 or 60% of the lowest three daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. If the Company is placed on “chilled” status with the Depository Trust Company, the discount will be increased by 10% until such chill is remedied. The note may not be prepaid in whole or in part by the Company. All of the proceeds received from the note have been allocated to the embedded derivative and the Company recorded an additional $42,371 as interest expense from the amount of the initial derivative fair value in excess of proceeds received. Due to the allocation of proceeds, the Company recorded discounts on the note totaling $82,500 through April 30, 2014. During the nine months ended April 30, 2014 and 2013, respectively, the Company recorded interest expense of $9,451 and $0 for accretion of the discounts on the note. As of April 30, 2014, accrued interest on the note was $919.

During the nine months ended April 30, 2014 $639,000 of debt discount was amortized for the above notes.

NOTE 3 COMMON STOCK-(tie to equity rollforward)

(A) Common Stock Issuances

Effective August 1, 2013, the Company issued 15,000 shares of common stock for services valued at $6,750. These shares were issued for the settlement of accounts payable.

On August 5, 2013, the Company issued 295,611 shares of common stock and 112,250 common stock purchase warrants for aggregate consideration of $101,025 in cash. The cash for these shares and warrants was received prior to July 31, 2013 and had been recorded as common stock subscribed.

On October 30, 2013, the Company entered into a retainer agreement with a law firm in exchange for legal services pursuant to which the law firm was issued an aggregate of 211,111 shares of common stock of the Company in consideration of legal services valued at $242,778. This transaction satisfied accounts payable of $80,000 with $15,000 recorded as prepaid legal fees. The prepaid legal fees were expensed during the three months ended October 31, 2013 and a loss on settlement of accounts payable was recognized of $147,778. There shares were issued for the settlement of accounts payable.

On January 31, 2014, the Company entered into a consulting services agreement with an individual in exchange for 50,000 shares of common stock for services to be rendered over the next 12 months. These services were valued at $25,500 based on the quoted market price of the stock on that day. These shares have yet to be issued.

In January 2014, the Company issued 258,887 shares of common stock and 129,445 common stock purchase warrants for aggregate consideration of $116,500 in cash.

In January 2014, the Company issued 150,000 shares of common stock for services valued at $76,500. The services are being provided over a 12-month period.

In February 2014, the Company issued 288,889 shares of common stock upon the conversion of $130,000 of note payable principal.

In February and March 2014, the Company issued 100,000 shares of common stock and 104,000 common stock purchase warrants for aggregate consideration of $51,000 in cash.

In March 2014, the Company issued 100,000 shares of common stock for services valued at $102,000. The services are being provided over a 12-month period.

In April 2014, the Company issued 40,000 shares of common stock for services valued at $46,000.

Inception Mining, Inc.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 3 COMMON STOCK (CONTINUED)

(B) Warrants

The following tables summarize the warrant activity during the nine months ended April 30, 2014:

	Number of Options	Weighted Average Exercise Price
Balance at July 31, 2013	-	-
Granted	345,695	0.90
Exercised	-	-
Forfeited	-	-
Balance at April 30, 2014	345,695	$0.90

Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2014	Weighted Average Exercise Price
$0.90	345,695	2.62 years	$0.90	345,695	$0.90

NOTE 4 RELATED PARTY TRANSACTIONS

(A) Acquisition of Mining Rights

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. As of April 30, 2014, the outstanding balances on these notes were $500,000 and $30,000, respectively. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. During the nine and three months ended April 30, 2014, $630,000 and 0, respectively, of the beneficial conversion feature was accreted as interest expense.

(B) Advances

Through April 30, 2014, a stockholder/director has loaned to the Company or paid expenses on behalf of the Company. The advances are unsecured, due on demand, and bear interest at a rate of 15% per annum. As of April 30, 2014, the Company owes $274,886 for loans and payments, plus an additional $9,803 in accrued interest. During the nine months ended April 30, 2014, the Company recorded interest expense on the advances of $28,588.

(C) Consulting Agreement

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of April 30, 2014, the Company owed $72,000 to the stockholder/director in accrued consulting fees.

Inception Mining, Inc.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

NOTE 4 RELATED PARTY TRANSACTIONS (CONTINUED)

(D) Employment Agreements

On February 25, 2013, the Company entered into an employment agreement with Michael Ahlin pursuant to which he was appointed as the Chief Executive Officer, President, Treasurer, Secretary and Director of the Company. Under the terms of his employment agreement, Mr. Ahlin will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in two consecutive quarters as reflected in its filings with the Securities and Exchange Commission (“SEC”).

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

NOTE 5 AGREEMENTS AND COMMITMENTS

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

On April 8, 2014, the Company informed Crawford that the Crawford Agreement terminated on November 30, 2013, that the Company has elected to terminate all discussions with Crawford and that the Company will not be pursuing any transaction with Crawford as contemplated in the Crawford Agreement or otherwise.

Barwicki Investor Relations Agreement

On September 26, 2013,the Company entered into a Letter of Agreement with Andrew Barwicki Incorporated (“Barwicki”), pursuant to which Barwicki was retained for the purposes of providing investor relations services, for 3 month, in consideration of $3,600 per month.

Rick Thurman Consulting Agreement

On November 5, 2013, the Company entered into an Advisory Agreement with Rick Thurman pursuant to which Mr. Thurman was issued 20,000 shares of common stock of the Company in consideration of corporate advisory services. The Agreement with Mr. Thurman was 45-days, originally, but extended through April 1, 2014.

Inception Mining, Inc.

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

David Rees Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with David Rees pursuant to which Mr. Rees will receive 50,000 shares of common stock of the Company, which such shares have been registered on a Registration Statement File No. 333-191244 in consideration of providing general corporate advisory and M&A services. The term of the Agreement is for 1 year.

Chienn Consulting Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with Chienn Consulting Company, LLC (“Chienn”) pursuant to which Chienn will receive 100,000 shares of restricted common stock of the Company in consideration of providing marketing, sales and business development services for a period of one year

Elliott Foxcroft Agreement

On March 27, 2014, the Company entered into an Advisory Agreement with Elliott Foxcroft (“Forcroft”) pursuant to which Foxcroft will receive 300,000 shares of restricted common stock of the Company, of which 100,000 shares have been issued, in consideration for providing/assist the Company with general legal, corporate advisory and M&A matters. Mr. Foxcroft will help the Company source, identify and evaluate potential acquisition targets (the “Target Acquisitions”) for a period of 90 days.

NOTE 6 CONCENTRATION OF RISK

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

The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase of metallurgical testing, engineering and environmental programs and studies began in 2013 and soon thereafter updated the historic feasibility study and environmental permit applications.

We also plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

Results of Operations

Three-months ended April 30, 2014 compared to the three-months ended April 30, 2013

We had a net loss of $611,745 for the three-months ended April 30, 2014, and a net loss of $178,997 for the three-months ended April 30, 2013. This change in our results over the two periods is primarily the result of the new professional and consulting agreements, where the company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses entered into during the quarter ended April 30, 2014 as well as the increase in exploration costs, a loss on derivatives and the changes in debt discounts which are included in other Income/Expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-months ended April 30, 2014 and 2013:

	Three-Months Ended April 30,		Increase/
	2014	2013	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	14,645	10,390	4,255
General and Administrative	233,873	166,629	67,244
Total Operating Expenses	248,518	177,019	71,499
(Loss) from Operations	(248,518)	(177,019)	71,499
Loss on derivatives	(12,267)	-	12,267
Loss on the settlement of debt	-	1,062	1,062
Interest expense	(350,960)	(3,040)	347,920
Total Other Income/(Expense)	(363,227)	(1,978)	361,249
Loss from Operations Before Taxes	(611,745)	(178,997)	432,748
Net Loss	$(611,745)	$(178,997)	$432,748

The Company had no revenues in both periods.

Nine-months ended April 30, 2014 compared to the nine-months ended April 30, 2013

We had a net loss of $1,367,207 for the nine-months ended April 30, 2014, and a net loss of $230,468 for the nine-months ended April 30, 2013. This change in our results over the two periods is primarily the result of the new professional and consulting agreements classified as general and administrative expenses entered into during the nine months ended April 30, 2014 as well as the increase in exploration costs, a loss on settlement of accounts payable, a loss on derivatives, and the changes in debt discounts which is included in other Income/Expense. The following table summarizes key items of comparison and their related increase (decrease) for the nine-months ended April 30, 2014 and 2013:

	Nine-Months Ended April 30,		Increase/
	2014	2013	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	53,644	10,390	43,254
General and Administrative	434,690	216,128	218,562
Total Operating Expenses	488,334	226,518	261,816
(Loss) from Operations	(488,334)	(226,518)	261,816
Loss on derivatives	(12,267)	-	12,267
Loss on the settlement of debt	(147,778)	1,062	148,840
Interest expense	(718,828)	(5,012)	713,816
Total Other Income/(Expense)	(878,873)	(3,950)	874,923
Loss from Operations Before Taxes	(1,367,207)	(230,468)	1,136,739
Net Loss	$(1,367,207)	$(230,468)	$1,136,739

The Company had no revenues in both periods.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2014 reflects assets of $1,135,762. We had cash in the amount of $30,258 and working capital deficit in the amount of $876,987 as of April 30, 2014. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	April 30, 2014	July 31, 2013
Current assets	$185,602	$65,959
Current liabilities	1,062,589	1,054,765
Working capital deficit	$(876,987)	$(988,806)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $5,795,895 and used cash in operations of $1,945,103 from inception. In addition, there is a working capital deficit of $876,987 as of April 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Nine-months Ended April 30,
	2014	2013
Net Cash Used in Operating Activities	$(182,422)	$(127,119)
Net Cash Used in Investing Activities	-	(3,925)
Net Cash Provided by Financing Activities	181,555	128,118
Net Increase (Decrease) in Cash	$(867)	$(2,926)

Operating Activities

Net cash flow used in operating activities during the nine-months ended April 30, 2014 was $182,422 an increase of $55,303 from the $127,119 net cash outflow during the nine-months ended April 30, 2013. This increase in the cash used in operating activities was primarily due to increased operating activities of the Company.

Financing Activities

Financing activities during the nine-months ended April 30, 2014 provided $181,555, an increase of $53,437 from the $128,118 provided by financing activities during the nine-months ended April 30, 2013. During the nine-months ended April 30, 2014, the company received $71,000 in advances from related parties and $168,500 towards the purchase of common stock. The Company also made $130,000 in payments on notes payable.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of April 30, 2014, none of our properties have proven reserves.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of April 30, 2014.

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

INCEPTION MINING, INC.

Date: June 20, 2014	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial Officer)

