Form 10-K
period 2014-07-31
INCEPTION MINING INC.
filed 2014-11-13
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No . 333-147056

INCEPTION MINING, INC.

(f/k/a Gold American Mining Corp.)

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction	(I.R.S. Employer
Of Incorporation or Organization)	Identification Number)

5320 South 900 East, Suite 260 Murray, UT	84107
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of registrant’s common stock outstanding as of November 13, 2014, was 22,793,949.

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

UP & Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP & Burlington site confirming that the patented claims cover an area which is six hundred feet by three thousand feet (600’x3000’). The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types. With our purchase of UP & Burlington, we have the benefit of working on private land, which requires only a hauling / road permit to commence significant operations.

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

The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase of confirmation and expansion drilling will begin in 2015 and the Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies during 2015 and soon thereafter update the historic feasibility study and environmental permit applications.

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

Government Regulations

Mining Operations . The operation of mines is governed by both federal and state laws. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. Federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply. The Company plans to obtain a Lemhi County Conditional Use Permit, an Idaho Department of Lands Surface Reclamation Bond and permitting for the U.S. Forest Service Access Road,

When the mines come into production we will also be subject to the rules and regulations of the Mine Safety and Health Administration, a Division of the United States Department of Labor.

Environmental Laws . Mining activities at the Company’s properties are also subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain Idaho state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as construction of facilities, land use, waste disposal, road use and noise levels.

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

Since our inception in 2007, we have had nominal operations and incurred operating losses. As of July 31, 2014, our accumulated deficit since inception was approximately $6,083,338. We have substantial current obligations and at July 31, 2014, we had approximately $1,160,371 of current liabilities as compared to only approximately $140,785 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended July 31, 2014. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

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

On February 25, 2013, we acquired U.P. & Burlington Gold Mine in part through the delivery of promissory notes in the amount of $950,000 of which $100,000 was due and payable on or before January 31, 2013, $350,000 was due and payable on or before July 31, 2013 and the remaining balance of $500,000 was due and payable on or before April 15, 2014. We obtained a note extension to April 15, 2015 of the remaining $500,000 note payable balance. We will be required to obtain debt or equity financing from external sources in order to fund payment of the outstanding promissory notes.

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

In their audit opinion issued in connection with our consolidated balance sheets as of July 31, 2014 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended July 31, 2014, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

UP & Burlington is a private gold property which was discovered in 1892 which has been held unused in a family trust for the past 75 years. UP & Burlington is located in County of Lemhi, Northwest of Salmon, Idaho, at an elevation of 7,994 feet. The UP & Burlington site is located six miles from the city of Salmon; is 0.6 miles away from the closest major road (Ridge Rd.); and is 1.56 miles away from the closest major power line. We believe Salmon, along with the surrounding County of Lemhi, provides an excellent infrastructure for our mine. Salmon has a population of 3,122 and Lemhi County has a population of 7,806. In September 2011, heavy maintenance and right-of-way repair was completed and a new road to UP & Burlington was constructed. UP & Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP & Burlington site confirming that the patented claims cover an area which is six hundred feet by three thousand feet (600’x3000’). The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types. With our purchase of UP & Burlington, we have the benefit of working on private land, which requires only a hauling / road permit to commence significant operations.

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

We currently maintain our corporate offices at 5320 South 900 East, Murray, Utah 84107. During the fiscal year ended July 31, 2014, we paid monthly rent of $400 for use of a corporate office, which we anticipate will be sufficient until we commence full operations.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
2014
October 31, 2013	$1.400	$1.100
January 31, 2014	$1.200	$0.510
April 30, 2014	$1.230	$0.510
July 31, 2014	$1.150	$0.840

2013
October 31, 2012	$7.000	$3.200
January 31, 2013	$3.200	$1.500
April 30, 2013	$2.700	$0.520
July 31, 2013	$1.980	$1.010

Holders

As of November 10, 2014 there were sixty-two (62) holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

Effective August 27, 2013 the Company adopted an incentive stock plan.

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

●	On July 31, 2013, the Company sold 224,500 shares of common stock and Warrants to acquire 112,250 shares of common stock for an aggregate consideration of $101,025.

●	On August 30, 2013, the Company sold 82,222 shares of common stock and Warrants to acquire 41,111 shares of common stock for an aggregate consideration of $37,000.

●	Effective August 1, 2013, the Company issued 15,000 shares of common stock for services valued at $6,750. These shares were issued for the settlement of accounts payable.

●	On August 5, 2013, the Company issued 295,611 shares of common stock and 112,250 common stock purchase warrants for aggregate consideration of $101,025 in cash. The cash for these shares and warrants was received prior to July 31, 2013 and had been recorded as common stock subscribed.

●	In January 2014, the Company issued 258,887 shares of common stock and 129,445 common stock purchase warrants for aggregate consideration of $116,500 in cash.

●	In February and March 2014, the Company issued 100,000 shares of common stock and 104,000 common stock purchase warrants for aggregate consideration of $51,000 in cash.

●	In July 2014, the Company issued 44,444 shares of common stock for consideration of $20,000 in cash.

●	On October 30, 2013, the Company entered into a retainer agreement with a law firm in exchange for legal services pursuant to which the law firm was issued an aggregate of 211,111 shares of common stock of the Company in consideration of legal services valued at $242,778. This transaction satisfied accounts payable of $80,000 with $15,000 recorded as prepaid legal fees. The prepaid legal fees were expensed during the three months ended October 31, 2013 and a loss on settlement of accounts payable was recognized of $147,778. There shares were issued for the settlement of accounts payable.

●	On January 31, 2014, the Company entered into a consulting services agreement with an individual in exchange for 50,000 shares of common stock for services to be rendered over the next 12 months. These services were valued at $25,500 based on the quoted market price of the stock on that day. These shares have yet to be issued.

●	In January 2014, the Company issued 150,000 shares of common stock for services valued at $76,500. The services are being provided over a 12-month period.

●	In March 2014, the Company issued 100,000 shares of common stock for services valued at $102,000. The services are being provided over a 12-month period.

●	In April 2014, the Company issued 40,000 shares of common stock for services valued at $46,000.

The 2013 Securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The 2013 Accredited Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

All sales of unregistered securities sold by the Company during the fiscal year ended July 31, 2014 have been reported on Current Reports on Form 8-K, as filed with the Commission.

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

UP & Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP & Burlington site confirming that the patented claims cover an area which is six hundred feet by three thousand feet (600’x3000’). The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types. With our purchase of UP & Burlington, we have the benefit of working on private land, which requires only a hauling / road permit to commence significant operations.

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

The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase of confirmation and expansion drilling will begin in 2015 and the Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies during 2015 and soon thereafter update the historic feasibility study and environmental permit applications.

We also plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

Results of Operations

Year ended July 31, 2014 compared to the year ended July 31, 2013

We had a net loss of $1,654,650 for the year ended July 31, 2014, which was $1,384,043 more than the net loss of $270,607 for the year ended July 31, 2013. This change in our results over the two periods is primarily the result of an increase of $772,044 in interest expenses due to beneficial conversion features, and $447,326 in general and administrative expenses primarily due to consulting expenses. The following table summarizes key items of comparison and their related increase (decrease) for the years ended July 31, 2014 and 2013:

	Year Ended July 31,		Increase/
	2014	2013	(Decrease)
Revenues	$-	$-	$-
Operating Expenses
Professional Fees	-	-	-
Consulting Expenses	-	-	-
Exploration Costs	34,494	6,641	27,853
General and Administrative	701,167	253,841	447,326
Total Operating Expenses	735,661	260,482	475,179
(Loss) from Operations	(735,661)	(260,482)	(475,179)
Change in Derivative Liability	12,020	-	12,020
Gain on Forgiveness of Debt	(147,778)	1,062	(148,840)
Net Interest Income (Expense)	(783,231)	(11,187)	(772,044)
Loss from Operations Before Taxes	(1,654,650)	(270,607)	(1,384,043)
Net Loss	$(1,654,650)	$(270,607)	$(1,384,043)

Liquidity and Capital Resources

Our balance sheet as of July 31, 2014, reflects assets of $1,090,945. As we had cash in the amount of $5,695 and a working capital deficit in the amount of $1,019,586 as of July 31, 2014, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	Year Ended July 31,
	2013	2012

Current assets	$140,785	$65,959
Current liabilities	1,160,371	1,054,765
Working capital	$(1,019,586)	$(988,806)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $6,083,338. In addition, there is a working capital deficiency of $1,019,586 and a stockholder’s deficiency of $69,426 as of July 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Year Ended July 31,
	2014	2013

Net Cash Used in Operating Activities	$(342,045)	$(142,333)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	316,615	170,532
Net Increase (Decrease) in Cash	$(25,430)	$28,199

Operating Activities

Net cash flow used in operating activities during the year ended July 31, 2014 was $342,045 – an increase of $199,714 from the $142,333 net cash outflow during the year ended July 31, 2013.

Investing Activities

Cash used in investing activities during the year ended July 31, 2014 was $0 – no change from the $0 net cash outflow during the year ended July 31, 2013.

Financing Activities

Financing activities during the year ended July 31, 2014, provided $316,615 to us, an increase of $146,083 from the $170,532 provided by financing activities during the year ended July 31, 2013. During the year ended July 31, 2014, the company received $182,500 from notes payable, $107,615 in advances from related parties and received stock subscriptions for $168,500 in cash.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of July 31, 2014, none of our properties have proven reserves.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of July 31, 2014.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2014 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended July 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended July 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended July 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On July 15, 2014, the Company released information by way of an internet interview on www.stocktraderstalk.com relating to the Company’s U.P. and Burlington patented mining claims and the initiation of the Company’s bulk sampling program and expanded resource confirmation program. A transcript of the interview can be found at the following link www.stocktraderstalk.com.

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

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Johannes Petersen	2013	0	0	0	0	0	0	0	0
(Former President, CEO, CFO, Secretary and Director)

Michael Ahlin	2014	0	0	0	0	0	0	0	0
Chief Executive Officer, President, Secretary and Director	2013	0	0	0	0	0	0	0	0

Whit Cluff	2014	0	0	0	0	0	0	0	0
Chief Financial Officer and Director	2013	0	0	0	0	0	0	0	0

Brian Brewer	2014	0	0	0	0	0	0	0	0
Chief Operating Officer and Director	2013	0	0	0	0	0	0	0	0

None of our named executive officers received any compensation from us during the fiscal years ended July 31, 2014, and July 31, 2013.

Option Grants

As of July 31, 2014 we had not granted any options or stock appreciation rights to our named executive officers or directors.

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

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2014. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of November 13, 2014, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of November 13, 2014, there were 22,793,949 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of eneficial Ownership		Percent of Class

Common Stock	Trent D’ambrosio (1)	3,800,000	(2)	16.67%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Michael Ahlin (1)	2,000,000		8.77%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Whit Cluff (1)	1,038,000		4.55%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Brian Brewer (1)	500,000		2.19%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Agratronics, LLC	3,760,000		16.49%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	BMC Highland Investment, LLC	3,760,000		16.49%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

All Officers and Directors as a Group		14,858,000		65.18%

(1)	Executive officer and/or director of the Company.

(2)	Includes 2,600,000 shares of common stock held by Mr. D’Ambrosio personally; 600,000 shares of common stock held by D’Ambrosio Trust which Mr. D’Ambrosio is a beneficiary of but does not have dispositive control over; and 600,000 shares of common stock held by MDL Ventures LLC.

Changes in Control

As of July 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or a change in our control.

Securities authorized for issuance under equity compensation plans.

As of July 31, 2014, we did not have any equity compensation plans in effect.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2014, and the review of our quarterly reports for such years amounted to $32,500. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2013, and the review of our quarterly reports for such year, amounted to $37,518.

Audit Related Fees. For the years ended July 31, 2014, and July 31, 2013, there were no fees billed for other audit related fees.

Tax Fees. For the years ended July 31, 2014, and July 31, 2013, we paid $0 and $0, respectively, for tax fees.

All Other Fees. For the years ended July 31, 2014, and July 31, 2013, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the years ended July 31, 2014 and 2013.

PART IV

ITEM 15. EXHIBITS

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (9)
4.4	Convertible Promissory Note issued to Iconic Holdings, LLC (9)
4.5	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated Sepember 24, 2014 (10)
4.6	Convertible Promissory Note issued to Typenex Co-Investment, LLC (10)
4.7	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (10)
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
21.1	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: November 13, 2014	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’ambrosio
Trent D’ambrosio	Director	November 13, 2014

/s/ Michael Ahlin
Michael Ahlin	Director	November 13, 2014

/s/ Whit Cluff
Whit Cluff	Director	November 13, 2014

/s/ Brian Brewer
Brian Brewer	Director	November 13, 2014

INCEPTION MINING, INC.

(Formerly known as Gold American Mining Corp.)

CONTENTS

PAGE	F-1	REPORT OF REGISTERED INDEPENDENT AUDITORS

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2014 AND JULY 31, 2013

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2014 AND 2013

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2014 AND 2013

PAGES	F-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Inception Mining, Inc.

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. and Subsidiary (the “Company”) as of July 31, 2014, and, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inception Mining, Inc. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $1,654,650 and used cash in operations of $342,045 for the year ended July 31, 2014 . In addition, there is a stockholders’ deficiency of $69,426 as of July 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fiondella, Milone & Lasaracina, LLP
Glastonbury, CT
November 13, 2014

Inception Mining, Inc. and Subsidiary

(Formerly known as Gold American Mining Corp.)

Consolidated Balance Sheets

	July 31, 2014	July 31, 2013
ASSETS
Current Assets
Cash	$5,695	$31,125
Prepaid expenses and other assets	135,090	34,834
Total Current Assets	140,785	65,959

Land and mineral rights	950,160	950,160
Total Assets	$1,090,945	$1,016,119

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$158,499	$76,719
Accrued interest payable	26,178	9,215
Advances, related party	286,446	178,831
Notes payable	18,000	110,000
Convertible notes payable, net of debt discount of 124,103 and $0 as of July 31, 2014 and 2013, respectively	558,397	680,000
Derivative liability	112,851	-
Total Liabilities	1,160,371	1,054,765

Commitments and Contingencies (See Note 8)

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 21,770,681 and 20,216,739 shares issued and outstanding as of July 31, 2014 and 2013, respectively	218	202
Additional paid-in capital	5,968,852	4,288,815
Common stock subscribed	44,842	101,025
Accumulated deficit	(6,083,338)	(4,428,688)
Total Stockholders’ Deficit	(69,426)	(38,646)

Total Liabilities and Stockholders’ Deficit	$1,090,945	$1,016,119

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. and Subsidiary

(Formerly known as Gold American Mining Corp.)

Consolidated Statements of Operations

	For the Year Ended
	July 31, 2014	July 31, 2013
Revenues	$-	$-

Operating Expenses
Exploration costs	34,494	6,641
General and administrative	701,167	253,841
Total Operating Expenses	735,661	260,482

Loss from Operations	(735,661)	(260,482)

Other Income/(Expenses)
Interest income	-	-
Change in derivative liability	12,020	-
Gain (loss) on forgiveness of debt	(147,778)	1,062
Interest expense	(783,231)	(11,187)
Total Other Income/(Expenses)	(918,989)	(10,125)

Loss from Operations before Income Taxes	(1,654,650)	(270,607)

Provision for Income Taxes	-	-

NET LOSS	$(1,654,650)	$(270,607)

Net loss per share - Basic and Diluted	$(0.08)	$(0.03)

Weighted average number of shares outstanding during the period - Basic and Diluted	21,097,744	8,899,192

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. and Subsidiary

(Formerly known as Gold American Mining Corp.)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional	Common		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Deficiency
Balance, July 31, 2012	-	$-	451,645	$4	$3,998,748	$-	$(4,158,081)	$(159,329)
Forgiveness of debts by principal stockholder	-	-	-	-	159,152	-	-	159,152
Expenses paid by stockholder on Company’s behalf	-	-	-	-	18,582	-	-	18,582
In kind contribution of interest	-	-	-	-	4,419	-	-	4,419
Shares issued for conversion of debt	-	-	1,000,000	10	24,990	-	-	25,000
Shares issued for services	-	-	2,765,094	28	82,924	-	-	82,952
Shares issued in exchange for mining claim	-	-	16,000,000	160	-	-	-	160
Shares issued for cash	-	-	-	-	-	101,025	-	101,025
Net loss for the year	-	-	-	-	-	-	(270,607)	(270,607)
Balance, July 31, 2013	-	-	20,216,739	202	4,288,815	101,025	(4,428,688)	(38,646)
Shares issued for services	-	-	440,000	4	300,996	-	-	301,000
Shares issued for cash	-	-	598,942	6	269,520	(101,025)	-	168,501
Shares issued for conversion of debt	-	-	288,889	3	129,997	-	-	130,000
Shares issued for settlement of accounts payable	-	-	226,111	3	249,524	-	-	249,527
Shares to be issued for services rendered	-	-	-	-		44,842	-	44,842
Debt discount on convertible notes due to beneficial conversion feature	-	-	-	-	730,000	-	-	730,000
Net loss for the year	-	-	-	-	-	-	(1,654,650)	(1,654,650)

Balance, July 31, 2014	-	$-	21,770,681	$218	$5,968,852	$44,842	$(6,083,338)	$(69,426)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. and Subsidiary

(Formerly known as Gold American Mining Corp.)

Consolidated Statements of Cash Flows

	For the Year Ended
	July 31, 2014	July 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(1,654,650)	$(270,607)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	-	207
Stock issued for services	365,092	82,953
In-kind contribution of services	-	67,500
In-kind contribution of interest	-	4,419
Change in derivative liability	112,851	-
Amortization of BCF debt discount	688,397	-
Loss on settlement of accounts payable	147,778	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100,256)	(34,834)
Accounts payable and accrued expenses	81,780	66,314
Accounts payable, related party	-	(67,500)
Accrued interest	16,963	9,215
Net Cash Used In Operating Activities	(342,045)	(142,333)

Cash Flows From Financing Activities:
Repayment of note payable	(142,000)	(160,000)
Expenses paid by shareholder on Company’s behalf	-	18,582
Proceeds from notes payable	182,500	-
Proceeds from notes payable-related party	107,615	210,925
Proceeds from issuance of common stock	168,500	101,025
Net Cash Provided by Financing Activities	316,615	170,532

Net Increase / (Decrease) in Cash	(25,430)	28,199
Cash at Beginning of Period	31,125	2,926
Cash at End of Period	$5,695	$31,125

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Notes payable assumed and stock issued for land and mineral rights	$-	$950,160
Forgiveness of debt by stockholder	$-	$120,709
Fixed asset distributed to stockholder	$-	$2,095
Conversion of debt to common stock	$130,000	$25,000

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. and Subsidiary

(formerly known as Gold American Mining Corp.)

Notes to Consolidated Financial Statements

As of July 31, 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Inception Mining, Inc. (formerly known as Gold American Mining Corp.) was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Inception Mining, Inc. is a precious metal mineral acquisition, exploration and development company. Inception Development, Inc., its wholly owned subsidiary was incorporated under the laws of the State of Idaho on January 28, 2013.

Golf Alliance Corporation pursued its original business plan to provide opportunities for golfers to play on private golf courses normally closed to them due to the membership requirements of the private clubs. During the year ended July 31, 2010, the Company decided to redirect its business focus toward precious metal mineral acquisition and exploration. The Company is currently performing exploration and evaluation work on its property in Salmon, ID.

On February 25, 2013, Inception Mining, Inc. (“Inception” or the “Company”) and its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Inception purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Inception, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources was an entity owned by and under the control of the majority shareholder. This transaction is deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”). Inception was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Asset Purchase Agreement. As a result of such acquisition, the Company’s operations are now focused on the ownership and operation of the mine acquired from Inception Resources. Consequently, the Company believes that acquisition has caused us to cease to be a shell company as it no longer has nominal operations.

The Company is in the exploration stage in accordance with SEC Industry Guide No. 7 addressing issues in mining operations. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s property are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures have been expensed as incurred. Certain expenditures, such as for equipment, may be capitalized subject to impairment of the asset. As of July 31, 2014, none of the mineralized material at the Company’s Salmon, ID property met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

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

(B) Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended July 31, 2014, the Company incurred net losses of $1,654,650 and used $342,045 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

(C) Principles of Consolidation

The accompanying 2014 consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiary, Inception Development, Inc. (collectively, the “Company”) from January 28, 2013. All intercompany accounts have been eliminated upon consolidation.

(D) Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

(E) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period. Significant estimates include valuation of in kind contribution of interest and services, inputs into the determination of the derivative liabilities and the valuation of deferred tax assets. While management believes the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates.

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2014 and July 31, 2013, the Company had no cash equivalents.

(G) Exploration and Development Costs

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB ASC 930, Extractive Activities- Mining. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

During the years ended July 31, 2014 and 2013, the Company recorded exploration costs of $34,494 and $6,641, respectively.

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

There were no impairment losses recorded during the years ended July 31, 2014 and 2013, respectively.

(I) Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At July 31, 2014 and 2013, the Company did not have any derivative instruments that were designated as hedges.

(J) Net Loss per Common Share, basic and diluted

The Company has adopted ASC subtopic 718-10, Compensation, specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Warrants for the purchases of stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 22,979,053 for the year ended July 31, 2014.

(K) Stock-Based Compensation

In December 2004, the FASB issued FASB ASC Topic No. 718, Compensation – Stock Compensation. Under FASB ASC No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value.

Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC No. 718. FASB ASC Topic No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Financial Instruments

The Company adopted the provisions of ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

The carrying value of the Company’s cash,, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of July 31, 2014 or July 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

The derivative liability as of July 31, 2014, in the amount of $112,851 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of July 31, 2014:

Warrant Liability
Balance, July 31, 2013	$-
Initial fair value of debt	$124,871
Mark-to-market at July 31, 2014:	(12,020)
Balance, July 31, 2014	$112,851
Net Gain for the year included in earnings relating to the liabilities held at July 31, 2014	$(12,020)

The fair value of the embedded derivatives at July 31, 2014, in the amount of $112,851, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131.64% to 156.78%, (3) weighted average risk-free interest rate of 0.05% to 0.12%, (4) expected life of 0.56 to 0.97 years, and (5) estimated fair value of the Company’s common stock of $0.90 to $0.94 per share. The Company recorded a gain on change in derivative liabilities of $12,020 during the year ended July 31, 2014.

Liabilities measured at fair value on a recurring basis are summarized as follows:-

	Level 1	Level 2	Level 3	Total

Fair value of derivatives at July 31, 2014	$-	$-	$112,851	$112,851

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 11% from July 31, 2013 to July 31, 2014. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

(N) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fairvalue measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under International Financial Reporting Standards. Like ASU 2011-11, the amendments in this update were effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments apply to all public and private companies that report items of other comprehensive income. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. The adoption of ASU 2013-02 did not have a material impact on our financial position or results of operations as the Company maintains no items of comprehensive income.

The Company has adopted ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected early adoption of ASU 2014-10 beginning with the reporting period ended July 31, 2014. As a result of the Company’s early adoption, all references to the Company as a development stage entity or exploration stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on the Company’s financial statements of adopting ASU 2014-09 is being assessed by management.

In June 2014, the FASB issued the FASB ASU2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40). “ The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is still assessing the impact on the financial statements.

NOTE 2 PROPERTY AND EQUIPMENT

Property and Equipment

At July 31, 2014 and July 31, 2013, respectively, the Company held no depreciable property.

Depreciation/expense for the years ended July 31, 2014 and 2013 was $0 and $207, respectively.

Mineral Property

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the U.P. and Burlington Gold Mine (“UP & Burlington” or the “Mine”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013 (the “Asset Purchase Agreement”). We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP & Burlington. The property was recorded at cost and there have been no impairment charges on the property as of July 31, 2014. At July 31, 2014 and 2013 the value of the property was $950,160 (See Note 8(A).

NOTE 3 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following

	July 31, 2014	July 31, 2013
Related party consulting fees (see Note 8)	$126,000	$-
Professional Fees	28,500	76,500
Other	3,999	219
	$158,499	$76,719

NOTE 4 CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of July 31, 2014 and 2013:

	2014	2013
UP and Burlington convertible note payable	$500,000	$680,000
Iconic Holdings Convertible note payable	82,500	-
Dave Waverek Convertible note payable	100,000	-
Total Convertible notes payable	682,500	680,000
Less unamortized discount	(124,103)	-
Total notes payable net of unamortized debt discount	$558,397	$680,000

UP and Burlington Gold Mine

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. As of July 31, 2014 and 2013, the outstanding balances on these notes were $500,000 and $18,000, respectively.

Iconic Holdings

On February 18, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of an 10% convertible promissory note in which the Company will receive advances up to the principal amount of $220,000 with an original issue discount of 10% of loaned funds. Through July 31, 2014, the Company has received funds totaling $75,000 and recorded additional principal due to the original issue discount totaling $7,500. The note bears interest at the rate of 10% per annum and all interest and principal must be repaid on February 18, 2015. The note is convertible into common stock, at the holder’s option, at the lower of $0.45 or 60% of the lowest three daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. If the Company is placed on “chilled” status with the Depository Trust Company, the discount will be increased by 10% until such chill is remedied. The note may not be prepaid in whole or in part by the Company. The Company has identified the embedded derivatives related to the note. The embedded derivatives include relate to conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date which at July 31, 2014 was $112,851. At the inception of the notes, the Company determined the aggregate fair value of $124,871 of the embedded derivatives.

The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131.64% to 156.78%, (3) weighted average risk-free interest rate of 0.05% to 0.12%, (4) expected lives of 0.56 to 0.97 years, and (5) estimated fair value of the Company’s common stock from $0.80 to $0.94 per share. The initial fair value of the embedded debt derivatives of $124,871 were allocated as a debt discount up to the proceeds of the notes ($82,500) with the remainder ($42,371) charged to current period operations as interest expense. For the year ended July 31, 2014, the Company amortized $50,190 of debt discount to current period operations as interest expense. As of July 31, 2014 the gross balance of the notes was $82,500.

Dave Waverek

On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on June 7, 2016. The note is convertible, at the holder’s option into shares of the Company’s common stock at $0.45 per share,. A beneficial conversion feature on the new note was recorded for $100,000. During the years ended July 31, 2014 and 2013, respectively, the Company recorded interest expense of $26,087 and $0 for accretion of the discount on the note. As of July 31, 2014, accrued interest on the note was $2,416.

During the year ended July 31, 2014 $688,397 of debt discount was amortized and recorded as expense for the above notes.

NOTE 5 ADVANCES, RELATED PARTY

During the year ended July 31, 2014 and 2013, a stockholder and member of MDL Ventures, LLC, provided unsecured advances in the aggregate of $286,446 and $178,831, respectively, for working capital purposes. Pursuant to the terms of the advances, the advances are unsecured, due on demand, and accrue interest at 15% per annum. As of July 31, 2014 and 2013 the outstanding balance was $286,446 and $178,831 with $20,612 and $9,215 in accrued interest, respectively. For the year ended July 31, 2014 and 2013, $39,397 and $11,187, respectively, was recognized in interest expense related to the related party advances.

NOTE 6 LOANS PAYABLE – RELATED PARTY

For the year ended July 31, 2013, a related party paid expenses of $5,000 on behalf of the Company in exchange for a non-interest bearing unsecured loan. As of January 31, 2013 the loan was forgiven and recorded as a contributed capital.

During year ended July 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) forgave the two loans payable $64,408 and $2,244. This was recorded by the Company as contributed capital, no gain or loss was recognized.

NOTE 7 STOCKHOLDERS’ DEFICIT

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

In February 2014, the Company issued 71,111 shares of common stock and 63,999 common stock purchase warrants for aggregate consideration of $32,000.

In July 2014, the Company issued 44,444 shares of common stock for consideration of $20,000 in cash.

(B) In-Kind Contribution

For the year ended July 31, 2013, the former shareholder of the Company contributed $4,419 of accrued interest on behalf of the Company.

(C) Amendments to Articles of Incorporation

On May 17, 2013, the Company amended its articles of incorporation to change its name to Inception Mining, Inc.

(D) Stock Issued for Mining Rights

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

(E) Stock Issued for Services

On February 25, 2013 the Company issued 600,000 shares of common stock having a fair value of $18,000 ($0.03/share) in exchange for legal services. This transaction was recorded as a prepaid legal fee and expensed in the current period.

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

On February 25, 2013 the Company issued 1,400,000 shares of common stock in exchange for various consulting services. These transactions were recorded as prepaid consulting fees and will be amortized over the term of the services rendered..

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

In January 2014, the Company issued 150,000 shares of common stock for services valued at $76,500. The number of shares issued was based on quoted market price. The services are being provided over a 12-month period.

In February 2014, the Company issued 100,000 shares for services valued at $51,000. The number of shares issued was based on quoted market price. These services were provided over a three month period.

In March 2014, the Company issued 100,000 shares of common stock for services valued at $102,000. The services are being provided over a 12-month period.

In April 2014, the Company issued 40,000 shares of common stock for services valued at $46,000.

(F) Expenses paid on Company’s behalf

On February 25, 2013 the former principal stockholder converted $25,000 of the note payable owed into 1,000,000 shares of common stock at $0.025 per share.

During the year ended July 31, 2013, the former controlling stockholders (prior to the Purchase Agreement) paid $18,582 of accounts payable and forgave a related party note and loan payable of $91,652 and account payable of $67,500 on the Company’s behalf, The $177,734 was recorded as an in kind contribution of capital.

(G) Stock Split

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

(H) Warrants Issued for Cash

The following tables summarize the warrant activity during the year ended July 31, 2014:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2013	-	$-
Granted	345,695	0.90
Exercised	-	-
Forfeited	-	$-
Balance at July 31, 2014	345,695	$0.90

2014 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2014	Weighted Average Exercise Price
$0.90	345,695	2.37 years	$0.90	345,695	$0.90

NOTE 8 RELATED PARTY TRANSACTIONS

(A) Acquisition of Mining Rights

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty (see Note 2). The Asset Purchase Agreement closed on February 25, 2013. As of July 31, 2014, the outstanding balances on these notes were $500,000 and $18,000, respectively. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. During the year ended July 31, 2014, $630,000 of the beneficial conversion feature was accreted as interest expense.

(B) Advances

Through July 31, 2014, a stockholder/director provided advances for working capital purposes. The advances are unsecured, due on demand, and bear interest at a rate of 15% per annum. As of July 31, 2014, the Company owes $286,446 for loans and payments, plus an additional $20,612 in accrued interest. During the years ended July 31, 2014 and 2013, the Company recorded interest expense on the advances of $39,397 and $11,187, respectively.

(C) Consulting Agreement

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of July 31, 2014, the Company owed $126,000 to the stockholder/director in accrued consulting fees.

(D) Lease

The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. Rent expense for the year ended July 31, 2014 amounted to $5,852.

(E) Employment Agreements

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

Barwicki Investor Relations Agreement

On September 26, 2013, the Company entered into a Letter of Agreement with Andrew Barwicki Incorporated (“Barwicki”), pursuant to which Barwicki was retained for the purposes of providing investor relations services, for 3 month, in consideration of $3,600 per month.

Rick Thurman Consulting Agreement

On November 5, 2013, the Company entered into an Advisory Agreement with Rick Thurman pursuant to which Mr. Thurman was issued 20,000 shares of common stock of the Company in consideration of corporate advisory services. The Agreement with Mr. Thurman was 45-days, originally, but extended through April 1, 2014.

David Rees Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with David Rees pursuant to which Mr. Rees will receive 50,000 shares of common stock of the Company, in consideration of providing general corporate advisory and M&A services. The term of the Agreement is for 1 year. The value of the shares is based on quoted market price and is currently being amortized over the term of the Consulting Agreement. At July 31, 2014 a balance of $12,855 is included in prepaid expenses. During the year ended July 31, 2014 $12,645 was recorded as consulting expense.

Chienn Consulting Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with Chienn Consulting Company, LLC (“Chienn”) pursuant to which Chienn will receive 100,000 shares of restricted common stock of the Company in consideration of providing marketing, sales and business development services for a period of one year. The value of the shares is based on quoted market price and is currently being amortized over the term of the Consulting Agreement. At July 31, 2014 a balance of $25,710 is included in prepaid expenses. During the year ended July 31, 2014 $25,290 was recorded as consulting expense.

Elliott Foxcroft Agreement

On March 27, 2014, the Company entered into an Advisory Agreement with Elliott Foxcroft (“Forcroft”) pursuant to which Foxcroft will receive 300,000 shares of restricted common stock of the Company, of which 100,000 shares have been issued, in consideration for providing/assist the Company with general legal, corporate advisory and M&A matters. Mr. Foxcroft will help the Company source, identify and evaluate potential acquisition targets (the “Target Acquisitions”) for a one year period. The value of the shares is based on quoted market price and is currently being amortized over the term of the Consulting Agreement. At July 31, 2014 a balance of $66,789 is included in prepaid expenses. During the year ended July 31, 2014 $35,211 was recorded as consulting expense.

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of July 31, 2014, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

NOTE 10 INCOME TAXES

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2014	2013
Expected income tax (recovery) expense at the statutory rate of 34%	$(562,581)	$(92,006)
State Taxes	-	4,281
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	179	6,980
IRC Section 382 Limited NOLs	-	468,663
Change in valuation allowance	562,402	(387,918)
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

	2014	2013
Deferred income tax asset:
Net operating loss carry-forwards	$134,465	$116,628
Section 195 Start up Costs	381,344	81,152
Other	70	70
Debt Discount	(42,195)	-
Derivative Liability	38,369	-
Valuation allowance	(512,053)	(197,851)
Deferred income taxes	$-	$-

As of July 31, 2014 and July 31, 2013, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $1,774,000 and $1,721,000 million, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20 year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2033.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2033.

The net change in the valuation allowance for the year ended July 31, 2014 was an approximate increase of $562,402.

The components of income tax expense related to continuing operations are as follows:

	2013	2012
Federal	$-	$-
Current	$-	$-
Deferred	$-	$-

State and Local	$-	$-
Current	$-	$-
Deferred	$-	$-

The Company’s federal income tax returns for the years ended June 30, 2010 through June 31, 2013 remains subject to examination by the Internal Revenue Service as of July 31, 2014.

NOTE 11 CONCENTRATION OF RISK

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

NOTE 12 SUBSEQUENT EVENTS

The Company entered into an unsecured convertible note payable (the Convertible Note) agreement with a stockholder/director effective October 1, 2014. Principal on the Convertible Note amounts to $358,742. The Convertible Note bears interest at 15% per annum and all interest and principal is due and payable on October 1, 2015. The Convertible Note is convertible into common stock, at the holder’s option, at the lower of $0.45 or 60% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion.

The Company completed access and onsite roads at its U.P. and Burlington Mining Property.

On September 24, 2014 (the “Effective Date”), the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC (“Typenex”), for the sale of a 10% convertible promissory note (the “Note”) in the principal amount of $115,000 (the “Closing Amount”) convertible into shares of common stock of the Company. The Note has an original issue discount of $10,000. Typenex retained $5,000 of the Closing Amount for due diligence and legal bills related to the transaction (the “Fee”). The financing closed on October 1, 2014 (the “Closing Date”).

In addition, the Company issued to Typenex a warrant to purchase 105,427 shares of the Company’s common stock, subject to adjustment in the event of a cashless exercise, as defined in the warrant. The warrant is exercisable at $1.40 per share (the “Exercise Price”) for a period of five years on a cash or cashless basis. If the Company at any time while the warrant is outstanding sells or otherwise disposes of any securities, including any common stock issued under the Note, at an effective price per share less than the Exercise Price then the Exercise Price will be reduced to such price provided that the number of shares of common stock issuable under the warrant may not exceed a number of shares equal to three (3) times the number of shares of common stock issuable under the warrant as of the Effective Date.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid nine (9) months after the Closing Date (the “Maturity Date”). The Note is convertible into common stock, at Typenex’s option, at $1.40 per share (the “Optional Conversion”).

Beginning on the date that is six (6) months after the Closing Date and on the same day of each month thereafter until the Maturity Date, the Company must pay to Typenex the greater of (i) $28,750, plus the sum of any accrued and unpaid interest, or (ii) the then outstanding balance under the Note divided by the number of installment dates remaining prior to the Maturity Date. Payments of each installment amount may be made in cash or by converting such installment amount into common stock. The conversion price for each installment conversion will be the lesser of (i) the $1.40, and (ii) 60% (the “Conversion Factor”) of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion (the “Market Price”), provided that if at any time the average of the three lowest closing bid prices in the 20 trading days immediately preceding any date of measurement is below $0.60, then in such even the then-current Conversion Factor will be reduced to 55% for all future conversions. Additionally, if at any time after the Effective Date, the shares of common stock in accordance with the Note are not DTC eligible, then the then-current Conversion Factor will automatically be reduced for all future conversions by an additional 5% for all future conversions. Typenex may, in its discretion, apply an Optional Conversion to an installment conversion.

On a date that is 20 trading days from each date that the Company delivers conversion shares to Typenex, there is a true-up date in which the Company will deliver additional shares if the installment conversion price on that date is less than the installment conversion price used in the applicable installment notice. These additional shares will be equal to the difference between the number of shares that would be delivered to Typenex at the time of the true-up date and the amount originally delivered.

The Company may prepay an outstanding balance under the Note by paying to Typenex an amount equal to the installment amount due on such installment date. Notwithstanding the foregoing, so long as the Company has not received a Conversion Notice or an installment notice from Typenex and no Event of Default (as defined in the Note) has occurred since the Effective Date, then the Company has the right upon providing five trading (5) days prior written notice to Typenex to prepay the outstanding balance of the Note in full. If the Company exercises its right to prepay the Note then the Company is required to make payment in an amount in cash equal to 125% multiplied by the then outstanding balance of the Note.

The total net proceeds the Company received from this offering was $115,000, less the Fee and the original issue discount of $10,000. As of the date of the Note, the Company is obligated on the Note issued to Typenex in connection with the offering. The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

