Form 10-Q
period 2014-10-31
INCEPTION MINING INC.
filed 2014-12-22
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-1416090

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

As of December 22, 2014, there were 22,705,060 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$544	$5,695
Prepaid expenses and other assets	448,719	135,090
Total Current Assets	449,263	140,785

Land and mineral rights	950,160	950,160
Total Assets	$1,399,423	$1,090,945

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$262,622	$158,499
Accrued interest payable	32,256	26,178
Advances, related party	-	286,446
Notes payable	13,000	18,000
Convertible notes payable, net of debt discount of $139,172 and $124,103 as of October 31, 2014 and July 31, 2014, respectively	603,328	558,397
Convertible note payable, related party, net of debt discount	30,028	-
Warrant liability	66,330	-
Derivative liability	608,814	112,851
Total Liabilities	1,616,378	1,160,371

Commitments and Contingencies (See Note 8)

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 22,793,949 and 21,770,681 shares issued and outstanding as of October 31, 2014 and July 31, 2014, respectively	228	218
Additional paid-in capital	7,189,450	5,968,852
Stockholder subscriptions	77,495	44,842
Accumulated deficit	(7,484,128)	(6,083,338)
Total Stockholders’ Equity (Deficit)	(216,955)	(69,426)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,399,423	$1,090,945

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months
	October 31, 2014	October 31, 2013
Revenues	$-	$-

Operating Expenses
Exploration costs	138,779	8,020
General and administrative	919,722	64,774
Total Operating Expenses	1,058,501	72,794

Loss from Operations	(1,058,501)	(72,794)

Other Income/(Expenses)
Change in derivative liability	148,074	-
Gain (loss) on forgiveness of debt	-	(147,778)
Interest expense	(490,363)	(9,523)
Total Other Income/(Expenses)	(342,289)	(157,301)

Loss from Operations before Income Taxes	(1,400,790)	(230,095)
Provision for Income Taxes	-	-
NET LOSS	$(1,400,790)	$(230,095)

Net loss per share - Basic and Diluted	$(0.06)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	23,600,278	20,431,333

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred stock		Common stock		Additional	Common		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Deficiency
Balance, July 31, 2014	-	-	21,770,681	218	5,968,852	44,842	(6,083,338)	(69,426)
Shares issued for services	-	-	1,043,753	11	1,075,654	-	-	1,075,665
Shares issued for conversion of debt	-	-	122,222	1	54,999	-	-	55,000
Shares surrendered and cancelled	-	-	(142,707)	(2)	2	-	-	-
Shares to be issued for services rendered	-	-	-	-	-	32,653	-	32,653
Debt discount on convertible notes due to beneficial conversion feature	-	-	-	-	89,943	-	-	89,943
Net loss for the period	-	-	-	-	-	-	(1,400,790)	(1,400,790)
Balance, October 31, 2014	-	$-	22,793,949	$228	$7,189,450	$77,495	$(7,484,128)	$(216,955)

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	October 31, 2014	October 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(1,400,790)	$(230,095)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	32,653	95,000
Change in derivative liability	109,399	-
Change in warrant liability	(14,952)	-
Change in BCF debt discount	228,763	-
Loss on settlement of accounts payable	-	147,778
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	762,037	6,371
Accounts payable and accrued expenses	104,122	(64,000)
Accrued interest	6,078	9,523
Net Cash Used In Operating Activities	(172,690)	(35,423)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of note payable	(5,000)	(100,000)
Proceeds from notes payable	100,000	-
Proceeds from advances-related party	-	73,027
Proceeds from notes payable, related party	72,539	-
Proceeds from issuance of common stock	-	62,000
Net Cash Provided by Financing Activities	167,539	35,027

Net Decrease in Cash	(5,151)	(396)
Cash at Beginning of Period	5,695	31,125
Cash at End of Period	$544	$30,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,000	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$-	$95,000
Common stock issued for prepaid expenses	$1,075,665	$-
Conversion of note payable into common stock	$55,000	$-

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X and with the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the July 31, 2014 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended October 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

On May 1, 2013, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which its wholly-owned subsidiary, Inception Mining Inc., a Nevada Corporation, was merged into the Company effective May 1, 2013. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Gold American Mining Corp. to Inception Mining Inc.

(B) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with minimal operations, has a net loss since inception of $7,484,128. In addition, there is a working capital deficiency (excess of current liabilities over current assets) of $1,167,115 as of October 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(C) Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At October 31, 2014 and July 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

(D) Fair Value of Financial Instruments

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

 Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of October 31, 2014:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	–	–	–	–
Warrant liability			66,330	66,330
Debt Derivative	–	–	608,814	608,814
Total	$–	$–	$675,144	$675,144

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (derivative liability) for the three months ended October 31, 2014.

Three months ended October 31, 2014:

	Derivative Liabilities	Warrant Liability
Balance, July 31, 2014	$112,851	$-
Transfers in upon initial fair value of derivative liabilities	591,432	81,282
Change in fair value of derivative liabilities and warrant liability	(5,526)	(14,952)
Transfers to permanent equity upon conversion of note	(89,943)	-
Balance, October 31, 2014	$608,814	$66,330

Net gain for the period included in earnings relating to the liabilities held at October 31, 2014	$5,526	$14,952

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible debenture.

Fluctuations in the Company’s stock price relative to the conversion prices are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 20% from July 31, 2014 to October 31, 2014. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

NOTE 2 CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of October 31, 2014 and July 31, 2014:

	10/31/2014	7/31/2014
UP and Burlington convertible note payable	$500,000	$500,000
Iconic Holdings Convertible note payable	27,500	82,500
Dave Waverek Convertible note payable	100,000	100,000
Typenex Convertible note payable	115,000	-
Total Convertible notes payable	742,500	682,500
Less unamortized discount	(139,172)	(124,103)
Total notes payable net of unamortized debt discount	$603,328	$558,397

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

UP and Burlington Gold Mine

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. As of October 31, 2014, the outstanding balance on this note was $500,000.

Iconic Holdings

On February 18, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 10% convertible promissory note in which the Company will receive advances up to the principal amount of $220,000 with an original issue discount of 10% of loaned funds. Through October 31, 2014, the Company has received funds totaling $75,000 and recorded additional principal due to the original issue discount totaling $7,500. The note bears interest at the rate of 10% per annum and all interest and principal must be repaid on February 18, 2015. The note is convertible into common stock, at the holder’s option, at the lower of $0.45 or 60% of the lowest three daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. If the Company is placed on “chilled” status with the Depository Trust Company, the discount will be increased by 10% until such chill is remedied. The note may not be prepaid in whole or in part by the Company. The Company has identified the embedded derivatives related to the note. The embedded derivatives relate to conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date, which at October 31, 2014 was $19,790. At the inception of the notes, the Company determined the aggregate fair value of $124,871 of the embedded derivatives.

The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131.64% to 156.78%, (3) weighted average risk-free interest rate of 0.05% to 0.12%, (4) expected lives of 0.31 to 0.97 years, and (5) estimated fair value of the Company’s common stock from $0.80 to $0.94 per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $124,871 were allocated as a debt discount up to the proceeds of the notes ($82,500) with the remainder ($42,371) charged to current period operations as interest expense. On September 2, 2014, the note holder elected to convert $55,000 of the principle balance of the note into common stock at $0.45 per share. Accordingly, the Company issued 122,222 shares of common stock. The Company moved the related portion of the derivative liability for the $55,000 converted of $89,943 to permanent equity. For the three months ended October 31, 2014, the Company amortized $39,901 of debt discount to current period operations as interest expense. As of October 31, 2014 the gross balance of the note was $27,500.

Dave Waverek

On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on June 7, 2016. The note is convertible, at the holder’s option into shares of the Company’s common stock at $0.45 per share. A beneficial conversion feature on the new note was recorded for $100,000. During the three months ended October 31, 2014, the Company recorded interest expense of $44,444 for accretion of the discount on the note. As of October 31, 2014, accrued interest on the note was $6,953.

Typenex

On November 1, 2013, the Company issued an unsecured Convertible Promissory Note (“Note”) to Typenex Co-Investment LLC (“Typenex”), in the principal amount of $115,000 (the “Note”) due on June 24, 2015 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $10,000 and legal fees reimbursement of $5,000).

The Note is convertible into common stock, at holder’s option, at a 40% discount to the average of the three lowest bid prices of the common stock during the 20 trading day period prior to conversion. However, should the average of the three lowest bid prices as described above fall below $0.60, then the applicable discount increases to 45%. In addition, the conversion price is to subject to be reduced should the Company issue or grant common stock or equivalents (as defined) at a lower issuance price (dilutive issuance).

As of October 31, 2014, the aggregate principal amount outstanding of the convertible promissory note was $115,000.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the issuance of the Note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 113,453 shares of the Company’s common stock at $1.40 per share. The warrants expire on September 30, 2019. The warrants contain certain reset (anti-dilutive) provisions.

The Company has identified the embedded derivatives related to the above described note and detached warrants. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the inception of the Note, the Company determined the fair value of $118,091 and $81,282 of embedded derivatives related to the Note and warrants, respectively. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 119.21% (3) weighted average risk-free interest rate of 0.11% to 1.82%, (4) expected life of 0.75 to 5.02 years, and (5) the quoted market price of the Company’s common stock of $0.91 per share.

The determined fair value of the aggregate derivatives of $199,373 were charged as a debt discount up to the net proceeds of the note with the remainder $99,373 charged to current period operations as non-cash interest expense.

The charge of the amortization of debt discounts and OID for the three months ended October 31, 2014 was $14,231 and $1,355 which was accounted for as interest expense, respectively.

NOTE 3 DERIVATIVE LIABILITIES

Debt derivatives

As described in Note 2, the Company issued a convertible promissory note which is are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At October 31, 2014, the Company marked to market the fair value of the debt derivatives and determined a fair value of $608,814. The Company recorded a gain from change in fair value of debt derivatives of $5,526 for the three months ended October 31, 2014. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 74.94% to 122.49%, (3) weighted average risk-free interest rate of 0.01 to 0.05% (4) expected life of 0.31 to 0.65 years, and (5) the quoted market price of the Company’s common stock of $0.72 per share.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant liability

As described in Note 2, the Company issued warrants in conjunction with the issuance with the Typenex Convertible Promissory Note. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At October 31, 2014, the Company marked to market the fair value of the warrant liability and determined a fair value of $66,330. The Company recorded a gain from change in fair value of warrant liability of $14,952 for the three months ended October 31, 2014. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 122.49%, (3) weighted average risk-free interest rate of 1.62%, (4) expected life of 4.92 years, and (5) the quoted market price of the Company’s common stock of $0.72 per share.

NOTE 4 CONVERTIBLE NOTE PAYABLE, RELATED PARTY

The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a stockholder, effective October 1, 2014. Principal on the convertible note is convertible into common stock at the holder’s option at a price of $0.36 per share if converted prior to January 1, 2015 or at the lower of $0.18 or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 COMMON STOCK

(A) Common Stock Issuances

In August 2014, the Company issued 300,000 shares for services valued at $285,000. The number of shares issued was based on quoted market price. The services are being provided over a twelve month period.

In September 2014, the Company issued 535,253 shares for services valued at $607,185. The number of shares issued was based on quoted market price. The services are being provided over a twelve month period.

On September 2, 2014, the Company issued 122,222 shares of common stock upon the conversion of $55,000 of note payable principle.

In October 2014, the Company issued 208,500, shares for service valued at $183,480. The number of shares issued was based on quoted market price. The services are being provided over a twelve month period.

On October 14, 2014, 142,707 shares originally issued for legal services were cancelled, which the Company re-purchased for no value.

(B) Warrants

The following tables summarize the warrant activity during the three months ended October 31, 2014:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at July 31, 2014	345,695	0.90
Granted	113,453	0.88
Exercised	-	-
Forfeited	-	-
Balance at October 31, 2014	459,148	$0.90

Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2014	Weighted Average Exercise Price
$0.88 - 0.90	459,148	2.81 years	$0.90	459,148	$0.90

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 RELATED PARTY TRANSACTIONS

(A) Acquisition of Mining Rights

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. As of October 31, 2014, the outstanding balances on these notes were $500,000 and $13,000, respectively. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. At July 31, 2014 the beneficial conversion feature was fully amortized, thus there is no amortization expense for the three month period ending October 31, 2014.

(B) Consulting Agreement

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of October 31, 2014, the Company owed $180,000 to the stockholder/director in accrued consulting fees and recorded $54,000 as consulting expense, for the three months ended October 31, 2014.

(C) Employment Agreements

On February 25, 2013, the Company entered into an employment agreement with Michael Ahlin pursuant to which he was appointed as the Chief Executive Officer, President, Treasurer, Secretary and Director of the Company. Under the terms of his employment agreement, Mr. Ahlin will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in two consecutive quarters as reflected in its filings with the Securities and Exchange Commission (“SEC”). No expense has been recognized since inception of the contract.

On February 25, 2013, the Company entered into an employment agreement with Whit Cluff pursuant to which he was appointed as the Chief Financial Officer and Director of the Company. Under the terms of his employment agreement, Mr. Cluff will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC. No expense has been recognized since inception of the contract.

On February 25, 2013, the Company entered into an employment agreement with Brian Brewer pursuant to which he was appointed as the Chief Operating Officer and Director of the Company. Under the terms of his employment agreement, Mr. Brewer will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC. No expense has been recognized since inception of the contract.

NOTE 7 AGREEMENTS AND COMMITMENTS

David Rees Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with David Rees pursuant to which Mr. Rees will receive 50,000 shares of common stock of the Company, which such shares have been registered on a Registration Statement File No. 333-191244 in consideration of providing general corporate advisory and merger and acquisition services. The term of the Agreement is for 1 year. A total of $6,427 has been recognized in expense for the three months ended October 31, 2014.

Chienn Consulting Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with Chienn Consulting Company, LLC (“Chienn”) pursuant to which Chienn will receive 100,000 shares of restricted common stock of the Company in consideration of providing marketing, sales and business development services for a period of one year. A total of $12,855 has been recognized in expense for the three months ended October 31, 2014.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 AGREEMENTS AND COMMITMENTS (CONTINUED)

Elliott Foxcroft Agreement

On March 27, 2014, the Company entered into an Advisory Agreement with Elliott Foxcroft (“Forcroft”) pursuant to which Foxcroft will receive 300,000 shares of restricted common stock of the Company, of which 100,000 shares have been issued, in consideration for providing/assist the Company with general legal, corporate advisory and M&A matters. Mr. Foxcroft will help the Company source, identify and evaluate potential acquisition targets (the “Target Acquisitions”) for a period of 90 days. A total of $25,710 was recognized as expense related to the Advisory Agreement for the three months ending October 31, 2014.

Desert Bloom Capital Agreement

On August 1, 2014, the Company entered into an Advisory Agreement with Desert Bloom Capital, Ltd. (“Desert Bloom”) pursuant to which Desert Bloom will receive 1,400,000 shares of restricted common stock of the Company, of which 500,000 shares have been issued, in consideration for providing/assisting the Company with identifying strategic alliances and with the Company's business development activities for the period of one year. Per the agreement, 500,000 shares of common stock were issued upon signing, 100,000 shares of common stock will be issued on the first day of the month for the next four months and 500,000 shares of common stock will be issued on the first day of the sixth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. Future issuances of shares will be subject to revaluation until such shares are issued in accordance with Accounting Standards Codification 505-50. As of October 31, 2014, the value of the services for shares issued was $491,000. As of October 31, 2014, $342,868 was recognized in consulting expense related to the agreement.

Golden State Securities Agreement

On August 29, 2014, the Company entered into an Advisory Agreement with Golden State Securities, Inc. (“Golden State”) pursuant to which Golden State will receive 1,090,003 shares of restricted common stock of the Company, of which 272,503 shares have been issued, in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 272,503 shares of common stock were issued upon signing and 90,833 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. Future issuances of shares will be subject to revaluation until such shares are issued in accordance with Accounting Standards Codification 505-50. As of October 31, 2014, the value of the services for shares issued was $321,554. As of October 31, 2014, $211,431 was recognized in consulting expense related to the agreement.

SSGH Agreement

On September 3, 2014, the Company entered into an Advisory Agreement with SSGH, LLC. (“SSGH”) pursuant to which SSGH will receive 651,000 shares of restricted common stock of the Company, of which 162,750 shares have been issued, in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 162,750 shares of common stock were issued upon signing and 54,250 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. Future issuances of shares will be subject to revaluation until such shares are issued in accordance with Accounting Standards Codification 505-50. As of October 31, 2014, the value of the services for shares issued was $167,633. As of October 31, 2014, $106,550 was recognized in consulting expense related to the agreement.

JFS Investments Agreement

On September 5, 2014, the Company entered into an Advisory Agreement with JFS Investments PR, LLC. (“JFS”) pursuant to which JFS will 434,003 shares of restricted common stock of the Company, of which 108,500 shares have been issued, in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 108,500 shares of common stock were issued upon signing and 36,167 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. Future issuances of shares will be subject to revaluation until such shares are issued in accordance with Accounting Standards Codification 505-50. As of October 31, 2014, the value of the services for shares issued was $95,480. As of October 31, 2014, $31,390 was recognized in consulting expense related to the agreement.

NOTE 8 CONCENTRATION OF RISK

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

NOTE 9 SUBSEQUENT EVENTS

In November 2014 the Company cancelled 88,889 shares.

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

Results of Operations

Three-months ended October 31, 2014 compared to the three-months ended October 31, 2013

We had a net loss of $1,256,406 for the three-months ended October 31, 2014, and a net loss of $230,095 for the three-months ended October 31, 2013. This change in our results over the two periods is primarily the result of the new professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses entered into during the three months ended October 31, 2014 as well as the increase in exploration costs, a loss on derivatives and the changes in debt discounts which are included in other Income/Expense. The following table summarizes key items of comparison and their related increase (decrease) for the three months ended October 31, 2014 and 2013:

	Three-Months Ended October 31,		Increase/
	2014	2013	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	138,779	8,020	130,759
General and Administrative	919,722	64,774	854,948
Total Operating Expenses	1,058,501	72,794	985,707
(Loss) from Operations	(1,058,501)	(72,794)	985,707
Total Other Income/(Expense)	(342,289)	(157,301)	(184,988)
Loss from Operations Before Taxes	(1,400,790)	(230,095)	(1,170,695)
Net Loss	$(1,400,790)	$(230,095)	$(1,170,695)

The Company had no revenues in both periods.

Liquidity and Capital Resources

Our balance sheet as of October 31, 2014 reflects assets of $1,399,423. We had cash in the amount of $544 and working capital deficit in the amount of $1,022,731 as of October 31, 2014. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	October 31, 2014	July 31, 2014
Current assets	$449,263	$140,785
Current liabilities	1,616,378	1,160,371
Working capital deficit	$(1,167,115)	$(1,019,586)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $7,339,744. In addition, there is a working capital deficit of $1,022,731 as of October 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three-months Ended October 31,
	2014	2013
Net Cash Used in Operating Activities	$(172,690)	$(35,423)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	167,539	35,027
Net Increase (Decrease) in Cash	$(5,151)	$(396)

Operating Activities

Net cash flow used in operating activities during the three months ended October 31, 2014 was $172,690, an increase of $137,267 from the $35,423 net cash outflow during the three months ended October 31, 2013. This increase in the cash used in operating activities was primarily due to increased operating activities of the Company.

Financing Activities

Financing activities during the three months ended October 31, 2014 provided $167,539, an increase of $132,512 from the $35,027 provided by financing activities during the three months ended October 31, 2013. During the three months ended October 31, 2014, the company received $72,539 in advances from related parties and $100,000 in proceeds from a convertible note. The Company also made $5,000 in payments on notes payable.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of October 31, 2014, none of our properties have proven reserves.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of October 31, 2014.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010 (2)
3.3	Certificate of Amendment, effective June 23, 2010 (3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (9)
4.4	Convertible Promissory Note issued to Iconic Holdings, LLC (9)
4.5	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated September 24, 2014 (10)
4.6	Convertible Promissory Note issued to Typenex Co-Investment, LLC (10)
4.7	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (10)
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
21.1	List of Subsidiaries (11)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2* 32.1*

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on March 17, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10) (11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014. Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING, INC.

Date: December 22, 2014	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

