Form 10-Q
period 2015-01-31
INCEPTION MINING INC.
filed 2015-03-24
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Brunson Chandler & Jones, PLLC

175 South Main Street

Fifteenth Floor

Salt Lake City, Utah 84111

(801) 303-5721

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

As of March 23, 2015, there were 20,171,710 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$296	$5,695
Prepaid expenses and other assets	1,049,631	135,090
Total Current Assets	1,049,927	140,785

Land and mineral rights	950,160	950,160
Total Assets	$2,000,087	$1,090,945

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$285,033	$158,499
Accrued interest payable	39,979	26,178
Advances, related party	-	286,446
Note payable	-	18,000
Convertible note payable - related party, net of debt discount of $238,617 and $0 as of January 31, 2015 and July 31, 2014, respectively	233,591	-
Convertible notes payable, net of debt discount of $166,729 and $124,103 as of January 31, 2015 and July 31, 2014, respectively	199,771	558,397
Derivative liability	687,251	112,851
Warrant liability	30,632	-
Total Current Liabilities	1,476,257	1,160,371
Total Liabilities	1,476,257	1,160,371

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 20,171,710 and 21,770,681 shares issued and outstanding as of January 31, 2015 and July 31, 2014, respectively	202	218
Additional paid-in capital	8,778,067	5,968,852
Stockholder subscriptions	-	44,842
Accumulated deficit	(8,254,439)	(6,083,338)
Total Stockholders’ Equity (Deficit)	523,830	(69,426)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,000,087	$1,090,945

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating Expenses
Exploration costs	43,951	30,979	182,730	38,999
General and administrative	816,748	136,043	1,736,470	200,817
Total Operating Expenses	860,699	167,022	1,919,200	239,816

Loss from Operations	(860,699)	(167,022)	(1,919,200)	(239,816)

Other Income/(Expenses)
Change in derivative liability	189,766	-	337,840	-
Gain (loss) on forgiveness of debt	161,750	-	161,750	(147,778)
Interest expense	(261,128)	(358,345)	(751,491)	(367,868)
Total Other Income/(Expenses)	90,388	(358,345)	(251,901)	(515,646)

Loss from Operations before Income Taxes	(770,311)	(525,367)	(2,171,101)	(755,462)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(770,311)	$(525,367)	$(2,171,101)	$(755,462)

Net loss per share - Basic and Diluted	$(0.04)	$(0.03)	$(0.10)	$(0.04)

Weighted average number of shares outstanding during the period - Basic and Diluted	21,772,829	20,681,775	22,432,211	20,556,554

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(2,171,101)	$(755,462)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	-	119,000
Change in derivative liability	(287,191)	-
Change in warrant liability	(50,649)	-
Loss on settlement of accounts payable	-	147,778
Gain on forgiveness of debt	(161,750)	-
Amortization of debt discount	306,173	349,157
Initial value of derivative liabilities	383,516	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,455,506	31,957
Accounts payable and accrued expenses	126,534	(3,437)
Accrued interest	13,801	8,711
Net Cash Used In Operating Activities	(385,161)	(102,296)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of convertible note payable	-	(50,000)
Repayment of note payable	(35,000)	(71,000)
Proceeds from notes payable-related party	185,762	80,927
Proceeds from notes payable	229,000	-
Proceeds from issuance of common stock	-	116,500
Net Cash Provided by Financing Activities	379,762	76,427

Net Increase / (Decrease) in Cash	(5,399)	(25,869)
Cash at Beginning of Period	5,695	31,125
Cash at End of Period	$296	$5,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,000	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for payment of accounts payable	$-	$95,000
Common stock issued for prepaid expenses	$2,414,888	$-
Conversion of debt in common stock	$394,311	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X and with the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the July 31, 2014 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended January 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

On May 1, 2013, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which its wholly-owned subsidiary, Inception Mining Inc., a Nevada Corporation, was merged into the Company effective May 1, 2013. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Gold American Mining Corp. to Inception Mining Inc.

(B) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with minimal operations, has an accumulated deficit of $8,254,439. In addition, there is a working capital deficiency (excess of current liabilities over current assets) of $426,330 as of January 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(C) Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.

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

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of January 31, 2015:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	–	–	–	–
Warrant liability	–	30,632	–	30,632
Debt Derivative	–	687,251	–	687,251
Total	$–	$717,883	$–	$717,883

The table below sets forth a summary of changes in the fair value of the Company’s Level 2 financial liabilities (derivative liability) for the three months ended January 31, 2015.

Six months ended January 31, 2015:

	Derivative Liabilities	Warrant Liability
Balance, July 31, 2014	$112,851	$-
Transfers in upon initial fair value of derivative liabilities	889,652	81,281
Change in fair value of derivative liabilities and warrant liability	(287,191)	(50,649)
Transfers to permanent equity upon conversion of note	(28,061)	-
Balance, January 31, 2015	$687,251	$30,632

Net gain for the period included in earnings relating to the liabilities held at January 31, 2015	$287,191	$50,649

Level 2 Liabilities were comprised of our bifurcated convertible debt features on our convertible debenture.

Fluctuations in the Company’s stock price relative to the conversion prices are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 70% from July 31, 2014 to January 31, 2015. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Increases in expected volatility would generally result in a higher fair value measurement.

(E) Loss Per Share

Basic loss per common share is computed by dividing losses attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted loss per common share is computed by dividing losses attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible notes and warrants.

For the six months ended January 31, 2015, the Company’s potentially dilutive securities (convertible notes and warrants) were 26,753,531.

NOTE 2 CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of January 31, 2015 and July 31, 2014:

	1/31/2015	7/31/2014
UP and Burlington convertible note payable	$10,000	$500,000
Iconic Holdings convertible note payable	57,500	82,500
Dave Waverek convertible note payable	70,000	100,000
Typenex convertible note payable	115,000	-
KBM Worldwide convertible note payable	54,000	-
JMJ Financial convertible note payable	60,000	-
Total Convertible notes payable	366,500	682,500
Less unamortized discount	(166,729)	(124,103)
Total notes payable net of unamortized debt discount	$199,771	$558,397

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

UP and Burlington Gold Mine

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of January 31, 2015, the outstanding balance on this note was $10,000.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date, which at January 31, 2015 was $762. At the inception of the notes, the Company determined the aggregate fair value of $124,871 of the embedded derivatives.

The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131.64% to 156.78%, (3) weighted average risk-free interest rate of 0.05% to 0.12%, (4) expected lives of 0.31 to 0.97 years, and (5) estimated fair value of the Company’s common stock from $0.80 to $0.94 per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $124,871 were allocated as a debt discount up to the proceeds of the notes ($82,500) with the remainder ($42,371) charged to current period operations as interest expense. On September 2, 2014, the note holder elected to convert $15,000 of the principle balance of the note into common stock at $0.45 per share. Accordingly, the Company issued 33,333 shares of common stock. The Company moved the related portion of the derivative liability for the $15,000 converted of $24,530 to permanent equity. On January 19, 2015, the note holder elected to convert $10,000 of the principle balance of the note into common stock at $0.13336 per share. Accordingly, the Company issued 74,985 shares of common stock. The Company moved the related portion of the derivative liability for the $10,000 converted of $3,531 to permanent equity. For the six months ended January 31, 2015, the Company amortized $46,986 of debt discount to current period operations as interest expense. As of January 31, 2015 the gross balance of the note was $57,500 and accrued interest was $6,361.

Dave Waverek

On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on December 31, 2015. The note is convertible, at the holder’s option into shares of the Company’s common stock at $0.45 per share. A beneficial conversion feature on the new note was recorded for $100,000. For the six months ended January 31, 2015, the Company amortized $73,913 of debt discount to current period operations as interest expense. As of January 31, 2015 the gross balance of the note was $70,000 and accrued interest was $10,428.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Typenex

On September 25, 2014, the Company issued an unsecured Convertible Promissory Note (“Note”) to Typenex Co-Investment LLC (“Typenex”), in the principal amount of $115,000 (the “Note”) due on June 24, 2015 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $10,000 and legal fees reimbursement of $5,000).

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

The determined fair value of the aggregate derivatives of $199,373 were charged as a debt discount up to the net proceeds of the note with the remainder $84,373 charged to current period operations as non-cash interest expense.

For the six months ended January 31, 2015, the Company amortized $54,341 of debt discount to current period operations as interest expense. As of January 31, 2015 the gross balance of the note was $115,000 and accrued interest was $4,089.

JMJ Financial Services

On November 19, 2014, the Company issued an unsecured Convertible Promissory Note (“Note”) to JMJ Financial Services (“JMJ”), in the principal amount of $60,000 (the “Note”) due on November 19, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $54,000 (less an original issue discount (“OID”) of $6,000).

The Note is convertible into common stock, at holder’s option, at the lesser of $0.59 or a 40% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion.

For the six months ended January 31, 2015, the Company amortized $5,992 of debt discount to current period operations as interest expense. As of January 31, 2015 the gross balance of the note was $60,000 and accrued interest was $0.

KBM Worldwide

On January 5, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to KBM Worldwide, Inc. (“KBM”), in the principal amount of $54,000 (the “Note”) due on October 5, 2015 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less legal fees reimbursement of $4,000).

The Note is convertible into common stock, at holder’s option, at a 49% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

For the six months ended January 31, 2015, the Company amortized $5,143 of debt discount to current period operations as interest expense. As of January 31, 2015 the gross balance of the note was $54,000 and accrued interest was $308.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

At January 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $687,251. The Company recorded a gain from change in fair value of debt derivatives of $287,191 for the six months ended January 31, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 136.99% to 220.65%, (3) weighted average risk-free interest rate of 0.01 to 0.47% (4) expected life of 0.06 to 1.81 years, and (5) the quoted market price of the Company’s common stock of $0.27 per share.

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

At January 31, 2015, the Company marked to market the fair value of the warrant liability and determined a fair value of $30,632. The Company recorded a gain from change in fair value of warrant liability of $50,649 for the six months ended January 31, 2015. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 713.23%, (3) weighted average risk-free interest rate of 1.18%, (4) expected life of 4.67 years, and (5) the quoted market price of the Company’s common stock of $0.27 per share.

NOTE 4 CONVERTIBLE NOTE PAYABLE, RELATED PARTY

The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a stockholder, effective October 1, 2014, due on October 1, 2015 and bears 15% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of $0.36 per share if converted prior to January 1, 2015 or at the lower of $0.18 or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion.

For the six months ended January 31, 2015, the Company amortized $119,799 of debt discount to current period operations as interest expense. As of January 31, 2015 the gross balance of the note was $472,208 and accrued interest was $11,953.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 COMMON STOCK

(A) Common Stock Issuances

In July 2014, the Company issued 300,000 shares for services valued at $270,000. The number of shares issued was based on quoted market price. The services are being provided over a twelve month period.

In August 2014, the Company issued 472,503 shares for services valued at $534,554. The number of shares issued was based on quoted market price. The services are being provided over a twelve month period.

In September 2014, the Company issued 271,250 shares for services valued at $310,428. The number of shares issued was based on quoted market price. The services are being provided over a twelve month period.

On September 2, 2014, the Company issued 33,333 shares of common stock upon the conversion of $15,000 of note payable principle.

In October 2014, the Company issued 100,000 shares for service valued at $88,000. The number of shares issued was based on quoted market price. The services are being provided over a twelve month period.

On October 14, 2014, 142,707 shares originally issued for legal services were cancelled, which the Company re-purchased for no value.

In November 2014, the Company issued 1,190,833 shares for services valued at $841,958. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

On December 10, 2014, the Company issued 91,666 shares of common stock upon the conversion of $41,250 of note payable principle.

On December 12, 2014, 5,520,000 shares originally issued for an asset purchase were cancelled upon negotiations by the Company for these shares to be returned for no value.

On December 17, 2014, the Company issued 666,666 shares of common stock upon the conversion of $300,000 of note payable principle.

In December 2014, the Company issued 280,833 shares for services valued at $76,708. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

On January 19, 2015, the Company issued 74,985 shares of common stock upon the conversion of $10,000 of note payable principle.

In January 2015, the Company issued 181,250 shares for services valued at $46,221. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

(B) Warrants

The following tables summarize the warrant activity during the three months ended October 31, 2014:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at July 31, 2014	345,695	0.90
Granted	162,322	0.42
Exercised	-	-
Forfeited	-	-
Balance at January 31, 2015	508,017	$0.75

Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2015	Weighted Average Exercise Price
$0.11 - 0.90	508,017	2.14 years	$0.75	508,017	$0.75

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 RELATED PARTY TRANSACTIONS

(A) Acquisition of Mining Rights

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. As of October 31, 2014, the outstanding balances on these notes were $500,000 and $13,000, respectively. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. At July 31, 2014 the beneficial conversion feature was fully amortized, thus there is no amortization expense for the six month period ending January 31, 2015.

(B) Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of January 31, 2015, the Company owed $234,000 to the stockholder/director in accrued consulting fees and recorded $108,000 as consulting expense for the six months ended January 31, 2015.

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

NOTE 7 AGREEMENTS AND COMMITMENTS

David Rees Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with David Rees pursuant to which Mr. Rees will receive 50,000 shares of common stock of the Company, which such shares have been registered on a Registration Statement File No. 333-191244 in consideration of providing general corporate advisory and merger and acquisition services. The term of the Agreement is for 1 year. A total of $12,855 has been recognized in expense for the six months ended January 31, 2015.

Chienn Consulting Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with Chienn Consulting Company, LLC (“Chienn”) pursuant to which Chienn will receive 100,000 shares of restricted common stock of the Company in consideration of providing marketing, sales and business development services for a period of one year. A total of $25,710 has been recognized in expense for the six months ended January 31, 2015.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 AGREEMENTS AND COMMITMENTS (CONTINUED)

Elliott Foxcroft Agreement

On March 27, 2014, the Company entered into an Advisory Agreement with Elliott Foxcroft (“Foxcroft”) pursuant to which Foxcroft will receive 300,000 shares of restricted common stock of the Company in consideration for providing/assist the Company with general legal, corporate advisory and M&A matters. Mr. Foxcroft will help the Company source, identify and evaluate potential acquisition targets (the “Target Acquisitions”) for a period of 90 days. A total of $164,866 was recognized as expense related to the Advisory Agreement for the six months ending January 31, 2015.

Desert Bloom Capital Agreement

On August 1, 2014, the Company entered into an Advisory Agreement with Desert Bloom Capital, Ltd. (“Desert Bloom”) pursuant to which Desert Bloom will receive 1,400,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with identifying strategic alliances and with the Company’s business development activities for the period of one year. Per the agreement, 500,000 shares of common stock were issued upon signing, 100,000 shares of common stock will be issued on the first day of the month for the next four months and 500,000 shares of common stock will be issued on the first day of the sixth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of January 31, 2015, the value of the services was $740,000. As of January 31, 2015, $335,079 was recognized in consulting expense related to the agreement.

Golden State Securities Agreement

On August 29, 2014, the Company entered into an Advisory Agreement with Golden State Securities, Inc. (“Golden State”) pursuant to which Golden State will receive 1,090,003 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 272,503 shares of common stock were issued upon signing and 90,833 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of January 31, 2015, the value of the services was $417,837. As of January 31, 2015, $395,794 was recognized in consulting expense related to the agreement.

In January 2015, the Company paid Golden State $5,400 in cash and will issue warrants for 48,869 shares of common stock with a value of $5,400 for a finder’s fee for financing that was brought to the Company by Golden State.

SSGH Agreement

On September 3, 2014, the Company entered into an Advisory Agreement with SSGH, LLC. (“SSGH”) pursuant to which SSGH will receive 651,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 162,750 shares of common stock were issued upon signing and 54,250 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of January 31, 2015, the value of the services was $202,895. As of January 31, 2015, $201,583 was recognized in consulting expense related to the agreement.

JFS Investments Agreement

On September 5, 2014, the Company entered into an Advisory Agreement with JFS Investments PR, LLC. (“JFS”) pursuant to which JFS will receive 434,003 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 108,500 shares of common stock were issued upon signing and 36,167 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of January 31, 2015, the value of the services was $138,157. As of January 31, 2015, $136,699 was recognized in consulting expense related to the agreement.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Oria Development, LLC Agreement

On November 1, 2014, the Company entered into an Advisory Agreement with Oria Development, LLC. (“Oria”) pursuant to which Oria will receive 1,000,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. On November 1, 2014, the value of the services for shares issued was $720,000. As of January 31, 2015, $181,479 was recognized in consulting expense related to the agreement.

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

NOTE 9 SUBSEQUENT EVENTS

In Accordance with ASC 855-10, Company management reviewed all material events through the date of this report and found the following items to report:

On February 3, 2015 (the “Effective Date”), the Company entered into a Stock Exchange Agreement with Clavo Rico Ltd., a Turks and Caicos company (“Clavo Rico”) and the majority of the shareholders of Clavo Rico (the “CV Shareholders”). Pursuant to the terms of the Agreement, the Company will acquire 100% of the issued and outstanding common stock of Clavo Rico in exchange for the issuance of 66,391,160 shares of the Company’s common stock to the CV Shareholders on a pro rata basis. Certain conditions must be met prior to the closing of the Agreement (the “Closing”), including the Company’s obligation to raise $11,000,000 in a debt or equity offering. Following the Closing of the Agreement, Clavo Rico will become a wholly-owned subsidiary of the Company.

Clavo Rico is engaged in processing a significant historical tailings body along with several open pit ore bodies in Honduras, Central America. It has two subsidiaries and holds four other mining concessions. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation.

On February 11, 2015, the Company engaged Sadler, Gibb & Associates of Salt Lake City, Utah, as its new independent registered public accountant and dismissed its previous accountant.

On February 19, 2015, the Company entered into a Letter of Intent to enter into a Joint Venture Agreement with Intermont Resources LLC (“Intermont”), a mining exploration company that has been conducting greenfields mineral exploration in Nevada since 2010, concentrating on pediment targets. According to the terms of the Letter of Intent, the parties have proposed a joint venture related to twelve mineral properties in Nevada. For ninety days following the execution of the Letter of Intent (unless terminated before then), while due diligence is completed and while definitive documents are drafted and negotiated, the parties have agreed to exclusively work together regarding the mineral properties.

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

Results of Operations

Three-months ended January 31, 2015 compared to the three-months ended January 31, 2014

We had a net loss of $770,311 for the three-months ended January 31, 2015, and a net loss of $525,367 for the three-months ended January 31, 2014. This change in our results over the two periods is primarily the result of the new professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into as well as the increase in exploration costs, changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the three months ended January 31, 2015 and 2014:

	Three-Months Ended January 31,		Increase/
	2015	2014	(Decrease)
Revenues	$—	$—	$—
Exploration Costs	43,951	30,979	12,972
General and Administrative	816,748	136,043	680,705
Total Operating Expenses	860,699	167,022	693,677
(Loss) from Operations	(860,699)	(167,022)	693,677
Total Other Income/(Expense)	90,388	(358,345)	(448,733)
Loss from Operations Before Taxes	(770,311)	(525,367)	244,944
Net Loss	$(770,311)	$(525,367)	$244,944

The Company had no revenues in both periods.

Six-months ended January 31, 2015 compared to the six-months ended January 31, 2014

We had a net loss of $2,171,101 for the six-months ended January 31, 2015, and a net loss of $755,462 for the six-months ended January 31, 2014. This change in our results over the two periods is primarily the result of the new professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into as well as the increase in exploration costs, changed in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the six months ended January 31, 2015 and 2014:

	Six-Months Ended January 31,		Increase/
	2015	2014	(Decrease)
Revenues	$—	$—	$—
Exploration Costs	182,730	38,999	143,731
General and Administrative	1,736,470	200,817	1,535,653
Total Operating Expenses	1,919,200	239,816	1,679,384
(Loss) from Operations	(1,919,200)	(239,816)	1,679,384
Total Other Income/(Expense)	(251,901)	(515,646)	(263,745)
Loss from Operations Before Taxes	(2,171,101)	(755,462)	1,415,639
Net Loss	$(2,171,101)	$(755,462)	$1,415,639

The Company had no revenues in both periods.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2015 reflects assets of $1,049,927. We had cash in the amount of $296 and working capital deficit in the amount of $426,330 as of January 31, 2015. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	January 31, 2015	July 31, 2014
Current assets	$1,049,927	$140,785
Current liabilities	1,476,257	1,160,371
Working capital deficit	$(426,330)	$(1,019,586)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with no revenue generating operations and has an accumulated deficit of $8,254,439. In addition, there is a working capital deficit of $426,330 as of January 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six-months Ended January 31,
	2015	2014
Net Cash Used in Operating Activities	$(385,161)	$(102,296)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	379,762	76,427
Net Increase (Decrease) in Cash	$(5,399)	$(25,869)

Operating Activities

Net cash flow used in operating activities during the six months ended January 31, 2015 was $385,161, an increase of $282,865 from the $102,296 net cash outflow during the six months ended January 31, 2014. This increase in the cash used in operating activities was primarily due to increased consulting agreements entered into by the Company.

Financing Activities

Financing activities during the six months ended January 31, 2015 provided $379,762, an increase of $303,335 from the $76,427 provided by financing activities during the six months ended January 31, 2014. During the six months ended January 31, 2015, the company received $185,762 in proceeds from convertible notes with related parties and $229,000 in proceeds from convertible notes. The Company also made $35,000 in payments on notes payable.

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

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain. Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain. As of January 31, 2015, none of our properties have proven reserves.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of January 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010 (2)
3.3	Certificate of Amendment, effective June 23, 2010 (3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (9)
4.4	Convertible Promissory Note issued to Iconic Holdings, LLC (9)
4.5	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated September 24, 2014 (10)
4.6	Convertible Promissory Note issued to Typenex Co-Investment, LLC (10)
4.7	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (10)
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
21.1	List of Subsidiaries (11)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on March 17, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(11)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING, INC.

Date: March 24, 2015	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

