Form 10-Q
period 2015-04-30
INCEPTION MINING INC.
filed 2015-06-22
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

As of June 15, 2015, there were 20,764,008 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$5,695
Prepaid expenses and other assets	657,955	135,090
Total Current Assets	657,955	140,785

Land and mineral rights	950,160	950,160
Total Assets	$1,608,115	$1,090,945

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$364,151	$158,499
Accrued interest payable	60,453	26,178
Advances, related party	-	286,446
Note payable	-	18,000
Convertible note payable - related party, net of debt discount of $151,222 and $0 as of April 30, 2015 and July 31, 2014, respectively	465,037	-
Convertible notes payable, net of debt discount of $89,540 and $124,103 as of April 30, 2015 and July 31, 2014, respectively	181,960	558,397
Derivative and warrant liability	479,513	112,851
Total Current Liabilities	1,551,114	1,160,371
Total Liabilities	1,551,114	1,160,371

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 20,764,008 and 21,770,681 shares issued and outstanding as of April 30, 2015 and July 31, 2014, respectively	208	218
Additional paid-in capital	8,929,036	5,968,852
Stockholder subscriptions	-	44,842
Accumulated deficit	(8,872,245)	(6,083,338)
Total Stockholders’ Equity (Deficit)	57,001	(69,426)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,608,115	$1,090,945

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Nine Months Ended April 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating Expenses
Exploration costs	(24,188)	14,645	158,542	53,644
General and administrative	688,041	233,873	2,424,511	434,690
Total Operating Expenses	663,853	248,518	2,583,053	488,334

Loss from Operations	(663,853)	(248,518)	(2,583,053)	(488,334)

Other Income/(Expenses)
Change in derivative liability	237,781	(12,267)	575,621	(12,267)
Gain (loss) on forgiveness of debt	-	-	161,750	(147,778)
Interest expense	(191,733)	(350,960)	(943,224)	(718,828)
Total Other Income/(Expenses)	46,048	(363,227)	(205,853)	(878,873)

Loss from Operations before Income Taxes	(617,805)	(611,745)	(2,788,906)	(1,367,207)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(617,805)	$(611,745)	$(2,788,906)	$(1,367,207)

Net loss per share - Basic and Diluted	$(0.03)	$(0.03)	$(0.13)	$(0.07)

Weighted average number of shares outstanding during the period – Basic and Diluted	20,309,718	21,559,063	21,552,185	20,883,379

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(2,788,906)	$(1,367,207)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	-	136,750
Gain on derivative and warrant liability	(575,685)	12,267
Loss on settlement of accounts payable	-	147,778
Gain on forgiveness of debt	(161,750)	-
Amortization of debt discount	470,757	639,451
Initial value of derivative liabilities	383,517	42,369
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,960,067	72,988
Accounts payable and accrued expenses	205,652	103,675
Accrued interest	34,275	29,507
Net Cash Used In Operating Activities	(472,073)	(182,422)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable-related party	-	(28,000)
Repayment of note payable	(92,500)	(130,000)
Proceeds from notes payable-related party	329,813	71,000
Expenses paid by shareholder on Company’s behalf	-	25,055
Proceeds allocated to derivative liability	-	75,000
Proceeds from notes payable	229,000	-
Proceeds from issuance of common stock	-	168,500
Net Cash Provided by Financing Activities	466,313	181,555

Net Increase/(Decrease) in Cash	(5,695)	(867)
Cash at Beginning of Period	5,695	31,125
Cash at End of Period	$0	$30,258

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,000	$28,000
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock surrendered or cancelled	$1	$95,000
Common stock issued for prepaid expenses	$2,487,874	$178,500
Conversion of debt in common stock	$433,665	$130,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X and with the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the July 31, 2014 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended April 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

On May 1, 2013, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which its wholly-owned subsidiary, Inception Mining Inc., a Nevada Corporation, was merged into the Company effective May 1, 2013. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Gold American Mining Corp. to Inception Mining Inc.

(B) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with minimal operations, has an accumulated deficit of $8,872,245. In addition, there is a working capital deficiency (excess of current liabilities over current assets) of $893,160 as of April 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of April 30, 2015:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	-	-	-	-
Warrant liability	-	13,444	-	13,444
Debt Derivative	-	466,069	-	466,069
Total	$-	$479,513	$-	$479,513

The table below sets forth a summary of changes in the fair value of the Company’s Level 2 financial liabilities (derivative liability) for the nine months ended April 30, 2015.

Nine months ended April 30, 2015:

	Derivative Liabilities	Warrant Liability
Balance, July 31, 2014	$112,851	$-
Transfers in upon initial fair value of derivative liabilities	889,652	81,281
Change in fair value of derivative liabilities and warrant liability	(507,848)	(67,837)
Transfers to permanent equity upon conversion of note	(28,585)	-
Balance, April 30, 2015	$466,069	$13,444
Net gain for the period included in earnings relating to the liabilities held at April 30, 2015	$507,848	$67,837

Level 2 Liabilities were comprised of our bifurcated convertible debt features on our convertible debenture.

Fluctuations in the Company’s stock price relative to the conversion prices are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 87% from July 31, 2014 to April 30, 2015. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

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

For the nine months ended April 30, 2015, the Company’s potentially dilutive securities (convertible notes and warrants) were 28,790,401.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of April 30, 2015 and July 31, 2014:

	4/30/2015	7/31/2014
UP and Burlington convertible note payable	$10,000	$500,000
Iconic Holdings convertible note payable	20,000	82,500
Dave Waverek convertible note payable	70,000	100,000
Typenex convertible note payable	57,500	-
KBM Worldwide convertible note payable	54,000	-
JMJ Financial convertible note payable	60,000	-
Total Convertible notes payable	271,500	682,500
Less unamortized discount	(89,540)	(124,103)
Total notes payable net of unamortized debt discount	$181,960	$558,397

UP and Burlington Gold Mine

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of April 30, 2015, the outstanding balance on this note was $10,000.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date, which at April 30, 2015 was $0. At the inception of the notes, the Company determined the aggregate fair value of $124,871 of the embedded derivatives.

The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131.64% to 156.78%, (3) weighted average risk-free interest rate of 0.05% to 0.12%, (4) expected lives of 0.31 to 0.97 years, and (5) estimated fair value of the Company’s common stock from $0.80 to $0.94 per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $124,871 were allocated as a debt discount up to the proceeds of the notes ($82,500) with the remainder ($42,371) charged to current period operations as interest expense. On September 2, 2014, the note holder elected to convert $15,000 of the principle balance of the note into common stock at $0.45 per share. Accordingly, the Company issued 33,333 shares of common stock. The Company moved the related portion of the derivative liability for the $15,000 converted of $24,530 to permanent equity. On January 19, 2015, the note holder elected to convert $10,000 of the principle balance of the note into common stock at $0.13336 per share. Accordingly, the Company issued 74,985 shares of common stock. The Company moved the related portion of the derivative liability for the $10,000 converted of $3,531 to permanent equity. On February 9, 2015, the note holder elected to convert $15,000 of the principle balance of the note into common stock at $0.14848 per share. Accordingly, the Company issued 101,023 shares of common stock. The Company moved the related portion of the derivative liability for the $15,000 converted of $589 to permanent equity. On March 10, 2015, the note holder elected to convert $7,500 of the principle balance of the note into common stock at $0.08472 per share. Accordingly, the Company issued 88,526 shares of common stock. On March 16, 2015, the note holder elected to convert $7,500 of the principle balance of the note into common stock at $0.0605 per share. Accordingly, the Company issued 123,967 shares of common stock. On April 2, 2015, the note holder elected to convert $7,500 of the principle balance of the note into common stock at $0.05904 per share. Accordingly, the Company issued 127,032 shares of common stock. For the nine months ended April 30, 2015, the Company amortized $50,191 of debt discount to current period operations as interest expense. As of April 30, 2015 the gross balance of the note was $20,000 and accrued interest was $7,473.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Dave Waverek

On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on December 31, 2015. The note is convertible, at the holder’s option into shares of the Company’s common stock at $0.45 per share. A beneficial conversion feature on the new note was recorded for $100,000. For the nine months ended April 30, 2015, the Company amortized $73,913 of debt discount to current period operations as interest expense. As of April 30, 2015 the gross balance of the note was $70,000 and accrued interest was $14,282.

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

The determined fair value of the aggregate derivatives of $199,373 were charged as a debt discount up to the net proceeds of the note with the remainder $84,373 charged to current period operations as non-cash interest expense. On March 25, 2015, the Company made a payment of $34,679 ($28,750 of the principle balance of the note and $5,929 of accrued interest). The Company moved the related portion of the derivative liability for the $28,750 repaid of $35,826 to permanent equity. On April 27, 2015, the Company made a payment of $29,496 ($28,750 of the principle balance of the note and $746 of accrued interest). The Company moved the related portion of the derivative liability for the $28,750 repaid of $21,650 to permanent equity.

For the nine months ended April 30, 2015, the Company amortized $103,416 of debt discount to current period operations as interest expense. As of April 30, 2015 the gross balance of the note was $57,500 and accrued interest was $48.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the nine months ended April 30, 2015, the Company amortized $13,297 of debt discount to current period operations as interest expense. As of April 30, 2015 the gross balance of the note was $60,000 and accrued interest was $0.

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

For the nine months ended April 30, 2015, the Company amortized $22,747 of debt discount to current period operations as interest expense. As of April 30, 2015 the gross balance of the note was $54,000 and accrued interest was $1,361.

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

At April 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $466,068. The Company recorded a gain from change in fair value of debt derivatives of $507,848 for the nine months ended April 30, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 186.56% to 246.05%, (3) weighted average risk-free interest rate of 0.01 to 0.58% (4) expected life of 0 to 1.56 years, and (5) the quoted market price of the Company’s common stock of $0.1185 per share.

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

At April 30, 2015, the Company marked to market the fair value of the warrant liability and determined a fair value of $13,444. The Company recorded a gain from change in fair value of warrant liability of $67,837 for the nine months ended April 30, 2015. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 740.09%, (3) weighted average risk-free interest rate of 1.43%, (4) expected life of 4.42 years, and (5) the quoted market price of the Company’s common stock of $0.1185 per share.

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

For the nine months ended April 30, 2015, the Company amortized $207,194 of debt discount to current period operations as interest expense. As of April 30, 2015 the gross balance of the note was $616,260 and accrued interest was $34,901.

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

In November 2014, the Company issued 1,170,833 shares for services valued at $841,958. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

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

On February 9, 2015, the Company issued 101,023 shares of common stock upon the conversion of $15,000 of note payable principle.

On February 18, 2015, 592,000 shares originally issued for an asset purchase were cancelled upon negotiations by the Company for these shares to be returned for no value.

In February 2015, the Company issued 181,250 shares for services valued at $42,033. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

On March 10, 2015, the Company issued 88,526 shares of common stock upon the conversion of $7,500 of note payable principle.

On March 16, 2015, the Company issued 123,967 shares of common stock upon the conversion of $7,500 of note payable principle.

In March 2015, the Company issued 381,250 shares for services valued at $49,924. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

On April 2, 2015, the Company issued 127,032 shares of common stock upon the conversion of $7,500 of note payable principle.

In April 2015, the Company issued 181,250 shares for services valued at $20,928. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(B) Warrants

The following tables summarize the warrant activity during the nine months ended April 30, 2015:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at July 31, 2014	345,695	0.90
Granted	162,322	0.42
Exercised	-	-
Forfeited	-	-
Balance at April 30, 2015	508,017	$0.75

Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2015	Weighted Average Exercise Price
$0.11 - 0.90	508,017	1.89 years	$0.75	508,017	$0.75

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 RELATED PARTY TRANSACTIONS

(A) Acquisition of Mining Rights

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. As of October 31, 2014, the outstanding balances on these notes were $500,000 and $13,000, respectively. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. At July 31, 2014 the beneficial conversion feature was fully amortized, thus there is no amortization expense for the nine month period ending April 30, 2015.

(B) Consulting Agreement

In January 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of April 30, 2015, the Company owed $288,000 to the stockholder/director in accrued consulting fees and recorded $162,000 as consulting expense, for the nine months ended April 30, 2015.

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

On February 25, 2013, the Company entered into an employment agreement with Brian Brewer pursuant to which he was appointed as the Chief Operating Officer and Director of the Company. Under the terms of his employment agreement, Mr. Brewer would only become eligible to receive an annual salary, bonus and stock options upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC. No expense has been recognized since inception of the contract, as these conditions have not occurred. As of February 10, 2015, Mr. Brewer is not an officer or director of the Company.

NOTE 7 AGREEMENTS AND COMMITMENTS

David Rees Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with David Rees pursuant to which Mr. Rees will receive 50,000 shares of common stock of the Company, which such shares have been registered on a Registration Statement File No. 333-191244 in consideration of providing general corporate advisory and merger and acquisition services. The term of the Agreement is for 1 year. A total of $12,855 has been recognized in expense for the nine months ended April 30, 2015.

Chienn Consulting Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with Chienn Consulting Company, LLC (“Chienn”) pursuant to which Chienn will receive 100,000 shares of restricted common stock of the Company in consideration of providing marketing, sales and business development services for a period of one year. A total of $25,710 has been recognized in expense for the nine months ended April 30, 2015.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 AGREEMENTS AND COMMITMENTS (CONTINUED)

Elliott Foxcroft Agreement

On March 27, 2014, the Company entered into an Advisory Agreement with Elliott Foxcroft (“Foxcroft”) pursuant to which Foxcroft received 300,000 shares of restricted common stock of the Company in consideration for providing/assist the Company with general legal, corporate advisory and M&A matters. Mr. Foxcroft will help the Company source, identify and evaluate potential acquisition targets (the “Target Acquisitions”) for a period of 90 days. A total of $214,173 was recognized as expense related to the Advisory Agreement for the nine months ending April 30, 2015.

Desert Bloom Capital Agreement

On August 1, 2014, the Company entered into an Advisory Agreement with Desert Bloom Capital, Ltd. (“Desert Bloom”) pursuant to which Desert Bloom will receive 1,400,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with identifying strategic alliances and with the Company’s business development activities for the period of one year. Per the agreement, 500,000 shares of common stock were issued upon signing, 100,000 shares of common stock will be issued on the first day of the month for the next four months and 500,000 shares of common stock will be issued on the first day of the sixth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of April 30, 2015, the value of the services was $740,000. As of April 30, 2015, $565,437 was recognized in consulting expense related to the agreement.

Golden State Securities Agreement

On August 29, 2014, the Company entered into an Advisory Agreement with Golden State Securities, Inc. (“Golden State”) pursuant to which Golden State will receive 1,090,003 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 272,503 shares of common stock were issued upon signing and 90,833 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of April 30, 2015, the value of the services was $453,343. As of April 30, 2015, $444,475 was recognized in consulting expense related to the agreement.

In January 2015, the Company paid Golden State $5,400 in cash and will issue warrants for 48,869 shares of common stock with a value of $5,400 for a finder’s fee for financing that was brought to the Company by Golden State.

SSGH Agreement

On September 3, 2014, the Company entered into an Advisory Agreement with SSGH, LLC. (“SSGH”) pursuant to which SSGH will receive 651,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 162,750 shares of common stock were issued upon signing and 54,250 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of April 30, 2015, the value of the services was $231,105. As of April 30, 2015, $230,400 was recognized in consulting expense related to the agreement.

JFS Investments Agreement

On September 5, 2014, the Company entered into an Advisory Agreement with JFS Investments PR, LLC. (“JFS”) pursuant to which JFS will receive 434,003 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 108,500 shares of common stock were issued upon signing and 36,167 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of April 30, 2015, the value of the services was $157,325. As of April 30, 2015, $156,542 was recognized in consulting expense related to the agreement.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Oria Development, LLC Agreement

On November 1, 2014, the Company entered into an Advisory Agreement with Oria Development, LLC. (“Oria”) pursuant to which Oria will receive 1,000,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. On November 1, 2014, the value of the services for shares issued was $720,000. As of April 30, 2015, $357,041 was recognized in consulting expense related to the agreement.

Stonegate Securities, Inc. Agreement

On March 17, 2015, the Company entered into an Advisory Agreement with Stonegate Securities, Inc. (“Stonegate”) pursuant to which Stonegate will receive 200,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. On March 17, 2015, the value of the services for shares issued was $30,000. As of April 30, 2015, $3,616 was recognized in consulting expense related to the agreement.

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

On February 3, 2015 (the “Effective Date”), we entered into a Stock Exchange Agreement with Clavo Rico Ltd., a Turks and Caicos company (“Clavo Rico”) and the majority of the shareholders of Clavo Rico (the “CV Shareholders”). Pursuant to the terms of the Agreement, the Company will acquire 100% of the issued and outstanding common stock of Clavo Rico in exchange for the issuance of 66,391,160 shares of the Company’s common stock to the CV Shareholders on a pro rata basis. Certain conditions must be met prior to the closing of the Agreement (the “Closing”), including the Company’s obligation to raise $11,000,000 in a debt or equity offering. Following the Closing of the Agreement, Clavo Rico will become a wholly-owned subsidiary of the Company.

Clavo Rico is engaged in processing a significant historical tailings body along with several open pit ore bodies in Honduras, Central America. It has two subsidiaries and holds four other mining concessions. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation. As of the date of this filing, we have not yet closed the transaction with Clavo Rico.

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

Results of Operations

Three-months ended April 30, 2015 compared to the three-months ended April 30, 2014

We had a net loss of $617,805 for the three-months ended April 30, 2015, and a net loss of $611,745 for the three-months ended April 30, 2014. This change in our results over the two periods is primarily the result of the new professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into as well as the increase in exploration costs, changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the three months ended April 30, 2015 and 2014:

	Three-Months Ended April 30,		Increase/
	2015	2014	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	(24,188)	14,645	(38,833)
General and Administrative	688,041	233,873	454,168
Total Operating Expenses	663,853	248,518	415,335
(Loss) from Operations	(663,853)	(248,518)	415,335
Total Other Income/(Expense)	46,048	(363,227)	(909,275)
Loss from Operations Before Taxes	(617,805)	(611,745)	6,060
Net Loss	$(617,805)	$(611,745)	$6,060

The Company had no revenues in both periods.

Nine-months ended April 30, 2015 compared to the nine-months ended April 30, 2014

We had a net loss of $2,788,908 for the nine-months ended April 30, 2015, and a net loss of $1,367,207 for the nine-months ended April 30, 2014. This change in our results over the two periods is primarily the result of the new professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into as well as the increase in exploration costs, changed in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the nine months ended April 30, 2015 and 2014:

	Nine-Months Ended April 30,		Increase/
	2015	2014	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	158,542	53,644	104,898
General and Administrative	2,424,511	434,690	1,989,821
Total Operating Expenses	2,583,053	488,334	2,094,719
(Loss) from Operations	(2,583,053)	(488,334)	2,094,719
Total Other Income/(Expense)	(205,853)	(878,873)	(673,020)
Loss from Operations Before Taxes	(2,788,908)	(1,367,207)	1,421,701
Net Loss	$(2,788,908)	$(1,367,207)	$1,421,701

The Company had no revenues in both periods.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2015 reflects assets of $657,955. We had cash in the amount of $0 and working capital deficit in the amount of $899,835 as of April 30, 2015. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	April 30, 2015	July 31, 2014
Current assets	$657,955	$140,785
Current liabilities	1,551,115	1,160,371
Working capital deficit	$(893,160)	$(1,019,586)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with no revenue generating operations and has an accumulated deficit of $8,872,245. In addition, there is a working capital deficit of $899,835 as of April 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine-months Ended April 30,
	2015	2014
Net Cash Used in Operating Activities	$(473,075)	$(182,422)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	466,313	181,555
Net Increase (Decrease) in Cash	$(5,695)	$(867)

Operating Activities

Net cash flow used in operating activities during the nine months ended April 30, 2015 was $472,008, an increase of $289,586 from the $182,422 net cash outflow during the nine months ended April 30, 2014. This increase in the cash used in operating activities was primarily due to increased consulting agreements entered into by the Company.

Financing Activities

Financing activities during the nine months ended April 30, 2015 provided $466,313, an increase of $284,758 from the $181,555 provided by financing activities during the nine months ended April 30, 2014. During the nine months ended April 30, 2015, the company received $329,813 in proceeds from convertible notes with related parties and $229,000 in proceeds from convertible notes. The Company also made $92,500 in payments on notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of April 30, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any filed or pending legal proceedings against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances. Our former COO and director, Brian Brewer, has threatened legal action against us as a result of a dispute about amounts owed to him during his tenure with the Company. However, but we are working to resolve the matter with him directly.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

INCEPTION MINING, INC.

Date: June 22, 2015	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Whit Cluff
	Name:	Whit Cluff
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

