Form 10-K
period 2015-07-31
INCEPTION MINING INC.
filed 2015-11-23
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2015

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

Common Stock, $0.00001 par value.

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2015, was $1,434,702. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of November 17, 2015 was 253,863,750.

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

The Company

Overview

We are a mining exploration stage company engaged in the acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Mining has acquired two projects, as described below. Our target properties are those that have been the subject of historical exploration. We have not generated revenue from mining operations.

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiary Compania Minera Cerros del Sur, S.A., and holds other mining concessions. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation.

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the U.P. and Burlington Gold Mine (“UP & Burlington”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013 (the “Asset Purchase Agreement”). We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP & Burlington.

As part of our initial Plan of Operations, we have compiled a two-phase plan in which we intend to fund underground mining with operating profits from surface mining, if any. During Phase I, we plan to obtain the necessary permitting, make additional access road and surface improvements, implement surface mining on a 2,500 foot per day-lighted vein to depths of 40-60 feet, and achieve Confirmatory Core Drilling (NI43-101), Vein Definition and Ore Valuation. In Phase II, we plan to contract an underground mining and operations plan, expand portal development leveraging existing underground access and implement underground mining to a depth based on optimizing costs versus processed ore value. There is no guarantee that we will be successful in implementing either Phase I or Phase II.

The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones in these mines and collect additional environmental and technical data. The first phase of confirmation and expansion drilling will begin in 2015 and the Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies during 2015 and soon thereafter update the historic feasibility study and environmental permit applications.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available, as many purchasers of precious metals exist in the United States and abroad. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

●	fluctuation in the supply of, demand, and market price for gold;

●	mining activities of our competitors;

●	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

●	interest rates;

●	currency exchange rates;

●	inflation or deflation;

●	fluctuation in the value of the United States dollar and other currencies; and

●	political and economic conditions of major gold or other mineral-producing countries.

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

Compliance with Government Regulation

Mining Operations

UP and BURLINGTON (Lemhi County, Idaho): Mine operation is governed by both federal and state law. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. Federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply. The Company plans to obtain a Lemhi County Conditional Use Permit, an Idaho Department of Lands Surface Reclamation Bond and permitting for the U.S. Forest Service Access Road.

When this mine comes into production we will also be subject to the rules and regulations of the Mine Safety and Health Administration, a Division of the United States Department of Labor.

CLAVO RICO (Honduras, Central America): The mining operations in Honduras are governed by the national entities Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). The Clavo Rico mine has operated under a grandfathered concession granted many years ago and has now complied with all regulatory requirements of the above agencies and the recently adopted HONDURAN Mining laws (The General Mining Law was approved by Legislative Decree No. 238-2012, dated January 23, 2013), including employee health and safety regulations, Environmental requirements, water discharge requirements, and potential reclamation requirements. As the above ministries have only limited operational experience and the new mining law has only recently been adopted, the interpretation, adoption and enforcement of many regulations are evolving. Other local ordinances (municipality of El Corpus) minor and most regulatory efforts are as a result of interaction between the mine and the local populace, (examples include use of the mine haul road for local traffic, restricting mine operations to daylight hours for noise considerations, watering for dust control, etc.) where no regulation or law exists, we have attempted to duplicate best practices as required in other business climates.

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

Environmental Laws

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. Our properties, because of past mining activities, could give rise to potential liability under CERCLA.

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

Capital Equipment and R&D Expenditures

During the fiscal year ended July 31, 2015, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding additional permanent employees, as well as the possible purchase or lease of equipment.

Employees

As of the date of this filing, we currently employ one hundred twenty-three (123) full-time employees in the United States and Honduras. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Company Information

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. Further information about the Company may be found at its website: www.inceptionmining.com. The Company makes available its filings to investors, free of charge, on this website.

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

Risks Relating to Our Company

We have incurred losses since our inception in 2007 and may never be profitable, which raises doubt about our ability to continue as a going concern.

Since our inception in 2007, we have had nominal operations and incurred operating losses. As of July 31, 2015, our accumulated deficit since inception was approximately $10,661,785. We have substantial current obligations and at July 31, 2015, we had approximately $1,791,371 of current liabilities as compared to only approximately $194,861 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

As we are in the beginning stages of our exploration activities on UP & Burlington and Clavo Rico, and such property has not generated revenue in the recent past, we expect to incur additional losses in the foreseeable future, and such losses may continue to be significant. To become profitable, we must be successful in raising capital to continue with our mining efforts, exploration activities, meet the work commitment requirements on UP & Burlington and Clavo Rico, discover economically feasible mineralization deposits and establish reserves, successfully develop the properties and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold production, if ever. Thus, we may never be profitable.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended July 31, 2015. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

We have a limited operating history.

As an early stage company that has recently made acquisitions, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications, and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability. Additionally, the Company’s recent merger with the operating foreign entity was based on a review of all historical data and potential revenue streams and resources as could be ascertained from the submission of documents and a thorough review of all data made available. We believe the materials to be accurate and have attempted to discount the valuations due to perceived risks of foreign operations and the tasks of incorporating a non-public entity into inception.

The feasibility of mineral extraction from UP & Burlington has not yet been established, as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the properties.

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

Exploring for gold is an inherently speculative business.

Natural resource exploration, and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources that can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us to make a profit after extracting it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

We will be required to raise significantly more capital in order to develop UP & Burlington for mining production, assuming economically viable reserves exist. There is no assurance that our investments in UP & Burlington will be financially productive. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold, base metals, and other minerals we are able to mine, the status of the national and worldwide economy, and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely lose our lease and options to acquire an ownership interest in UP & Burlington and this would likely lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds to continue our exploration and feasibility work on UP & Burlington, or if commercially viable reserves are not present, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

The global financial conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued pressure on commodities markets and related turmoil in the global financial system may have an impact on our business and financial position. The recent high costs of consumables may negatively impact costs of our operations. In addition, current financial market conditions may limit our ability to raise capital through credit and equity markets. As discussed further below, the prices of the metals that we may produce are affected by a number of factors, and it is unknown how these factors will be impacted by a continuation of the financial crisis.

Fluctuating gold and mineral prices could negatively impact our business plan.

The potential for profitability of our gold and mineral mining operations and the value of any mining properties we may acquire will be directly related to the market price of gold and minerals that we mine. Historically, gold and other mineral prices have widely fluctuated, and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand, and political and economic conditions. Fluctuations in the price of gold and other minerals that we mine may have a significant influence on the market price of our common stock and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

Our business is subject to extensive environmental regulations which may make exploring for or mining prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations, which could make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration. This may adversely affect our financial position, which may cause you to lose your investment. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not yet purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities). However, if we mine one or more of our properties and retain operational responsibility for mining, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

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

Honduran mining operations have increased exposure.

Sustaining foreign mining operations, such as those in Honduras, comes with increased uncertainty, due to less stable governments, political interruptions, volatility in taxes and fees, implementation of new laws and regulations, and more. The effect of this exposure can lead to closure of operations, nationalization, and strikes, all of which are beyond the company’s control. Granting and maintaining concessions is highly subject to political whim and maintaining the concessions is subject to a number of factors and variables beyond the company’s control. We do not currently insure against these interruptions but have chosen to structure our operations to minimize exposure to capital assets by subcontracting major areas of work, and to otherwise keep our financial exposure limited even at the expense of operation costs and our bottom line.

Foreign operations involve numerous risks associated with fluctuating exchange rates and other financial risks.

Foreign operations involve numerous risks associated with fluctuating exchange rates and with increasing taxes and fees associated with importing of necessary goods, equipment and services not adequately found in country and with exporting of the finished gold doré. Recent enactment of the Honduran mining laws has helped stabilize the fees, but continual review by the various government operations, and central bank subject the historical operations to review and could impact our ability to export on a timely basis and/or face possible fines etc. associated with repatriation of past revenues, etc.

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

Gold exploration, and resource exploration in general, demands contractors available for such work, and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources, and water supply are important factors that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climates, which could prevent or impair us from exploring our properties year round.

The local climate in our area of operations may impair or prevent us from conducting exploration activities on our properties year round. Because of its rural location and limited infrastructure in this area, our property is generally impassible for several days each year as a result of significant rain or snow events. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

We do not currently carry any property or casualty insurance.

Our business is subject to a number of risks and hazards generally, including but not limited to, adverse environmental conditions, industrial accidents, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment, and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our properties, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time (but we will carry all insurances that we are required to by law, such as motor vehicle and workers compensation, plus other coverage that may be in the best interest of the Company). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration and operations are often not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities, which will adversely affect our financial condition.

Reclamation obligations could require significant additional expenditures.

We are responsible for the reclamation obligations related to any exploratory and mining activities. The satisfaction of current and future bonding requirements and reclamation obligations will require a significant amount of capital. There is a risk we will be unable to fund these additional bonding requirements, and further, increases to our bonding requirements or excessive actual reclamation costs will negatively affect our financial position and results of operation.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of our property.

Our ability to explore and mine future leased and optioned properties depends on the validity of title to that property. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. Thus, there may be challenges to the title to future properties, which, if successful, could impair development and/or operations.

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

As part of our purchase of UP & Burlington, we granted a Net Smelter Royalty (“NSR”) of 3%. In addition, historical royalties may be asserted by third parties currently unknown to us.

Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.

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

We depend on our Chief Executive Officer and Chief Financial Officer and the loss of these individuals could adversely affect our business.

Our company is completely dependent on our Chief Executive Officer, Michael Ahlin, and our Chief Financial Officer, Trent D’Ambrosio who are also members of our Board of Directors. As of the date of this report the two are significant to the company. Thus, the loss of either Ahlin or D’Ambrosio could significantly and adversely affect our business, and certainly the loss of both of these individuals on or about the same time could result in a complete failure of the Company. We do not carry any life insurance on the life of Ahlin or D’Ambrosio.

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

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of economically feasible mineralization. Few properties that are explored are ultimately advanced to the stage of producing mines. We are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties such as, but not limited to:

●	economically insufficient mineralized material;

●	fluctuations in production costs that may make mining uneconomical;

●	labor disputes

●	unanticipated variations in grade and other geologic problems;

●	environmental hazards;

●	water conditions;

●	difficult surface or underground conditions;

●	industrial accidents, such as personal injury, fire, flooding, cave-ins, and landslides;

●	metallurgical and other processing problems;

●	mechanical and equipment performance problems; and

●	decreases in revenues and reserves due to lower gold and mineral prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent that are not recoverable.

Our operations are subject to permitting requirements that could require us to delay, suspend or terminate our operations on our mining property.

Our operations and exploration activities require permits from the local, state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for Inception will be adversely affected.

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

Historical production of gold at UP & Burlington and Clavo Rico may not be indicative of the potential for future development or revenue.

Historical production of gold and minerals from UP & Burlington and Clavo Rico cannot be relied upon as an indication that these mines will have commercially feasible reserves. Investors in our securities should not rely on historical operations of UP & Burlington and Clavo Rico as an indication that we will be able to place them into commercial production again. We expect to incur losses unless and until such time as the properties enter into commercial production and generate sufficient revenue to fund our continuing operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of July 31, 2015 and our related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year ended July 31, 2015, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

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

As our business needs expand, we may need to hire a significant number of employees. This expansion may place a significant strain on our managerial and financial resources. To manage the potential growth of our operations and personnel, we will be required to:

●	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

●	install enhanced management information systems; and

●	train, motivate, and manage our employees.

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

We believe our future success will depend upon our ability to retain our key management, Mr. Ahlin, our Chief Executive Officer, Mr. D’Ambrosio, our Chief Financial Officer, and Mr. Cluff our Consulting Director. We may not be successful in attracting, assimilating and retaining our employees in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

UP & Burlington Gold Mine, Salmon, Lemhi County, Idaho

On February 25, 2013 the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine (“UP & Burlington”) pursuant to an asset purchase agreement. We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two federal patented mining claims, which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises this property.

Discovered in 1892, UP & Burlington is a private gold property that has been held unused in a family trust for the past 75 years. UP & Burlington is located in Lemhi County, Northwest of Salmon, Idaho, at an elevation of 3,994 feet. The UP & Burlington site is located six miles from the city of Salmon; is 0.6 miles away from the closest major road (Ridge Rd.); and is 1.56 miles away from the closest major power line. We believe Salmon, along with the surrounding County of Lemhi, provides an excellent infrastructure for our mine. Salmon has a population of 3,122 and Lemhi County has a population of 7,806. In September 2011, heavy maintenance and right-of-way repair was completed and a new road to UP & Burlington was constructed.

UP & Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP & Burlington site confirming that the patented claims cover an area that is six hundred feet by three thousand feet (600’x3000’). The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types. With our purchase of UP & Burlington, we have the benefit of working on private land, which requires only a hauling/road permit to commence significant operations.

The Company has obtained the necessary permitting, cut additional access roads, made surface improvements, and initiated surface mining on a 2,500 foot per day lighted vein for bulk sampling, vein definition and ore valuation. In Phase II, we plan to contract an underground mining and operations plan, expand portal development leveraging existing underground access, and implement underground mining to a depth based on optimizing costs versus processed ore value. There is no guarantee that we will be successful in implementing any stage of our plans.

Our tactical plan includes obtaining a Lemhi County Conditional Use Permit, an Idaho Department of Lands Surface Reclamation Bond, and permitting for the U.S. Forest Service Access Road, as well as obtaining major contracts such as geotechnical contracts, surface mining contracts, toll processing contracts and underground mine plan contracts.

The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase of confirmation and expansion drilling began in 2013. The Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies and has updated the historic feasibility study and environmental permit applications.

We currently maintain our corporate offices at 5320 South 900 East, Murray, Utah 84107. During the fiscal year ended July 31, 2015, we paid monthly rent of approximately $450 for use of a corporate office, which we anticipate will be sufficient until we commence full operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board and OTC Markets, under the trading symbol “IMII.” We cannot assure you that there will be a market in the future for our common stock.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
2015
October 31, 2014	$1.18	$0.70
January 31, 2015	$0.75	$0.20
April 30, 2015	$0.40	$0.09
July 31, 2015	$0.280	$0.090

2014
October 31, 2013	$1.55	$1.01
January 31, 2014	$1.200	$0.510
April 30, 2014	$1.230	$0.510
July 31, 2014	$1.150	$0.840

Holders

As of July 31, 2015 there were 61 holders of record of our common stock. As of November 17, 2015 there were 1,506 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of November 17, 2015 we have an equity compensation plan: the 2013 Incentive Stock Plan.

Recent Sales of Unregistered Securities

On July 1, 2014, the Company issued 300,000 shares of common stock to Desert Bloom Capital Ltd. for consulting services. On August 1, 2014 the Company issued 100,000 shares of common stock to Desert Bloom Capital Ltd. for consulting services. On August 29, 2014 the Company issued 100,000 shares of common stock to Desert Bloom Capital Ltd. for consulting services. On October 1, 2014 the Company issued 100,000 shares of common stock to Desert Bloom Capital Ltd. for consulting services. On November 3, 2014 the Company issued 100,000 shares of common stock to Desert Bloom Capital Ltd. for consulting services. On December 1, 2014 the Company issued 100,000 shares of common stock to Desert Bloom Capital Ltd. for consulting services. On December 31, 2014, the Company issued 200,000 shares of common stock to Desert Bloom Capital Ltd. for consulting services. On July 7, 2015, the Company issued 100,000 shares to Desert Bloom Capital Ltd. for consulting services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. The Company amended its Advisory Agreement with Desert Bloom Capital Ltd. in October 2015 and November 2015 and as a result Desert Bloom is obligated to return 300,000 shares of common stock to the Company for cancellation.

On August 29, 2014, the Company issued a total of 272,503 shares of common stock to Garden State Securities, LLC, Daniel J. Walsh, and Ernest Pellegrino as part of a consulting agreement. On November 28, 2014, a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc. and its principals for consulting services. On December 29, 2014, a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc., and its principals for consulting services. On January 29, 2015, a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc. and its principals for consulting services. On February 27, 2015 a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc. and its principals for consulting services. On March 30, 2015, a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc. and its principals for consulting services. On April 29, 2015 a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc. and its principals for consulting services. On May 29, 2015 a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc. and its principals for consulting services. On June 29, 2015 a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc. and its principals for consulting services. On July 29, 2015 a total of 90,833 shares of common stock were issuable to Garden State Securities, Inc. and its principals for consulting services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 2, 2014, the Company issued 33,333 shares of common stock to Iconic Holdings LLC upon the conversion of $15,000 of note payable principal. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 3, 2014, the Company issued 162,750 shares to SSGH, LLC for consulting services. On December 3, 2014, 54,250 shares were issuable to SSGH, LLC for consulting services. On January 2, 2015, 54,250 shares were issuable to SSGH, LLC for consulting services. On February 3, 2015, 54,250 shares of common stock were issuable to SSGH, LLC for consulting services. On March 3, 2015, 54,250 shares of common stock were issuable to SSGH, LLC for consulting services. On April 2, 2015, 54,250 shares of common stock were issuable to SSGH, LLC for consulting services. On May 3, 2015, 54,250 were issuable shares of common stock to SSGH, LLC for consulting services. On June 3, 2015, 54,250 shares of common stock were issuable to SSGH, LLC for consulting services. On July 3, 2015, 54,250 shares of common stock were issuable to SSGH, LLC for consulting services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 5, 2014, the Company issued 108,500 shares to JFS Investments PR LLC for consulting services. On December 5, 2014, 36,167 shares of common stock were issuable to JFS Investments PR LLC for consulting services. On January 5, 2015 36,167 shares of common stock were issuable to JFS Investments PR LLC for consulting services. On February 3, 2015 36,167 shares of common stock were issuable to JFS Investments PR LLC. On March 5, 2015 36,167 shares of common stock were issuable to JFS Investments PR LLC. On April 2, 2015 36,167 shares of common stock were issuable to JFS Investments PR LLC. On May 2, 2015 36,167 shares of common stock were issuable to JFS Investments PR LLC. On June 5, 2015 36,167 shares of common stock were issuable to JFS Investments PR LLC. On July 5, 2015 36,167 shares of common stock were issuable to JFS Investments PR LLC. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering. On September 29, 2015, 108,5000 shares originally issued to JFS Investments PR LLC for consulting services were surrendered to the Company and then cancelled for no value pursuant to a rescission agreement to the consulting agreement that rendered all shares issuable under the consulting agreement to be cancelled or cancellable.

On October 14, 2014, 142,707 shares originally issued for legal services to Stephen Fleming and Evan James Costaldo were surrendered to the Company and then cancelled.

On November 3, 2014, 1,000,000 shares of common stock were issuable to Oria Development for consulting services. On July 31, 2015, the Company cancelled a total of 1,000,000 unissued shares to Oria Development, LLC pursuant to a rescission and termination agreement.

On December 10, 2014, the Company issued 91,666 shares of common stock to U.P. & Burlington pursuant to the conversion of $41,250 of note payable principal.

On December 12, 2014, 2,760,000 shares originally issued to Agratronics, Inc. and 2,760,000 shares originally issued to BMC Highland Ventures, LLC for an asset purchase were cancelled upon negotiations by the Company for these shares to be returned for no value.

On December 17, 2014, the Company issued 666,666 shares of common stock to U.P & Burlington Development, LLC upon the conversion of $300,000 of note payable principal. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 19, 2015, the Company issued 74,985 shares of common stock to Iconic Holdings, LLC upon the conversion of $10,000 of note payable principal. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 9, 2015, the Company issued 101,023 shares of common stock to Iconic Holdings, Inc. upon the conversion of $15,000 of note payable principal. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On February 18, 2015, 259,000 shares originally issued to Highland Ventures, LLC, 259,000 shares originally issued to BKBK Holdings, LLC and 74,000 shares originally issued to Lee Kimball were surrendered to the Company and then cancelled upon negotiations by the Company for these shares to be returned for no value. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 10, 2015, the Company issued 88,526 shares of common stock to Iconic Holdings LLC upon the conversion of $7,500 of note payable principal. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 16, 2015, the Company issued 123,967 shares of common stock to Iconic Holdings LLC upon the conversion of $7,500 of note payable principal. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 17, 2015, the Company issued 200,000 shares of Common Stock to Stonegate Securities for consulting services. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On April 1, 2015, the Company issued 127,032 shares of common stock to Iconic Holdings LLC upon the conversion of $7,500 of note payable principal. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 25, 2015, the Company issued 287,588 shares of common stock to Typenex Co-Investments upon the conversion of convertible debt.

On August 7, 2015, the Company issued 204,082 shares of common stock to Iconic Holdings LLC upon the conversion of $14,499 of note payable principal and accrued interest. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 25, 2015, as required by the Merger Agreement, the Company retired 2,600,000 shares of common stock issued in the name of Trent D’Ambrosio.

On September 25, 2015, as required by the Merger Agreement, the Company retired 2,000,000 shares of common stock issued in the name of Michael Ahlin.

On September 25, 2015, as required by the Merger Agreement, the Company agreement to retired 1,000,000 shares of common stock issued in the name of Whit Cluff.

On September 25, 2015, as required by the Merger Agreement, the Company retired 350,000 shares of common stock issued in the name of MDL Ventures LLC.

A total of 240,225,901 shares of Common Stock of the Company were issued on a pro rata basis to the then-shareholders of Clavo Rico as consideration for the Merger and to certain officers and directors. Specifically, as compensation for the work in closing the Merger Agreement and for services rendered to date, certain officers and directors were issued shares of the Company’s common stock on October 2, 2015. Whit Cluff was issued 1,375,000 shares; Trent D’Ambrosio was issued 3,855,929 shares; and Michael Ahlin was issued 2,750,000 shares. The Company’s transfer agent is holding these shares in book entry for the benefit of its new shareholders. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On November 3, 2015, 250,000 shares of common stock were issued to Firstfire Global Opportunities Fund as an Extension Fee pursuant to an Amendment to the Loan Documents. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On November 3, 2015, the Company retired 350,000 shares of common stock issued in the name of MDL Ventures LLC.

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

Results of Operations

Year ended July 31, 2015 compared to the year ended July 31, 2015

We had a net loss of $4,578,447 for the year ended July 31, 2015, which was $2,923,797 more than the net loss of $1,654,650 for the year ended July 31, 2014. This change in our results over the two periods is primarily the result of an increase of $1,054,450 in interest expenses due to beneficial conversion features, and $2,255.812 in general and administrative expenses primarily due to consulting expenses. The following table summarizes key items of comparison and their related increase (decrease) for the years ended July 31, 2015 and 2014:

	Year Ended July 31,		Increase/
	2015	2014	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	248,542	34,494	214,048
General and Administrative	2,956,979	701,167	2,255,812
Total Operating Expenses	3,205,521	735,661	2,469,860
(Loss) from Operations	(3,205,521)	(735,661)	2,469,860
Change in Derivative Liabilities	1,269,008	12,020	(1,256,988)
Gain on Forgiveness of Debt	161,750	(147,778)	(309,528)
Loss on Extinguishment of Debt	(15,843)	-	15,843
Loss on Impairment of Mining Claim	(950,160)	-	950,160
Net Interest Income/Expense	(1,837,681)	(783,231)	1,054,450
Loss from Operations Before Taxes	(4,578,447)	(1,654,650)	2,923,797
Net Loss	$(4,578,447)	$(1,654,650)	$2,923,797

Liquidity and Capital Resources

Our balance sheet as of July 31, 2015, reflects assets of $194,861. As we had cash in the amount of $0 and a working capital deficit in the amount of $1,596,510 as of July 31, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	July 31, 2015	July 31, 2014
Current assets	$194,861	$140,785
Current liabilities	1,791,371	1,160,371
Working capital deficit	$(1,596,510)	$(1,019,586)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenue generating operations and has a net loss since inception of $10,661,785. In addition, there is a working capital deficiency of $1,596,510 and a stockholder’s deficiency of $1,596,510 as of July 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

	Year Ended July 31,
	2015	2014
Net Cash Used in Operating Activities	$(506,392)	$(342,045)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	500,697	316,615
Net Increase (Decrease) in Cash	$(5,695)	$(25,430)

Operating Activities

Net cash flow used in operating activities during the year ended July 31, 2015 was $506,392 – an increase of $164,347 from the $342,045 net cash outflow during the year ended July 31, 2014.

Investing Activities

Cash used in investing activities during the year ended July 31, 2015 was $0 – no change from the $0 net cash outflow during the year ended July 31, 2014.

Financing Activities

Financing activities during the year ended July 31, 2015, provided $500,697 to us, an increase of $184,082 from the $316,615 provided by financing activities during the year ended July 31, 2014. During the year ended July 31, 2015, the company received $403,000 from notes payable, $397,322 in advances from related parties and made payments of $299,624 in cash on notes payable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide disclosure under this item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 2, 2015, the Company opted to change accounting firms for purposes of independent auditing, and subsequently released Fiondella Milone & LaSaracina LLP (Fiondella) as its independent registered accounting firm. Our Board of Directors participated in and approved the decision to change independent accountants. Fiondella was initially engaged by the company on May 31, 2013 for the year ended July 31, 2013.

Fiondella’s report on the financial statements for the year ended July 31, 2014 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Through the period covered by the financial review of financial statements of the quarterly period ended January 31, 2015, there were no disagreements with Fiondella on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Fiondella, would have caused them to make reference thereto in their report on the financial statements. Also, through the interim period through March 2, 2015 (the date of release of the former accountant), there have been no disagreements with Fiondella on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Fiondella would have caused then to make reference thereto in their report on the financial statements.

During the interim period through March 2, 2015, there were no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Company originally reported this change in accountant to the SEC on Form 8-K on March 3, 2015, and provided a copy of these disclosures to Fiondella prior to that date. Fiondella subsequently furnished a letter addressed to the SEC stating that it agreed with the statements of that report.

On February 11, 2015, the Company engaged Sadler, Gibb & Associates of Salt Lake City, Utah, as its new independent registered public accountant. During the year ended July 31, 2014, and prior to February 11, 2015 (the date of the new engagement), we did not consult with Sadler, Gibb & Associates regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit that might be rendered on the Company’s financial statements by Sadler, Gibb & Associates, in either case where written or oral advice provided by Sadler, Gibb & Associates would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not efffective as of July 31, 2015.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of July 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended July 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended July 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended July 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have five directors.

Our current directors and officers are as follows:

Name	Age	Position

Michael Ahlin	67	Chief Executive Officer, President, Secretary and Director

Trent D’Ambrosio	50	Chief Financial Officer and Director

Whit Cluff	65	Director

Reed Benson	69	Director

Kay Briggs	71	Director

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

Trent D’Ambrosio, Chief Financial Officer and Director

Mr. D’Ambrosio has been a Director of Inception Mining Inc. since Februaryuary 28, 2013. From October 2011 through the March 2013, Mr. D’Ambrosio has held the positions of Interim Chief Executive Officer and Chief Financial Officer of Inception Holdings LLC, a resource exploration company, and is the responsible for the overall strategic direction for the organization. His professional record includes 25 years of management and financial services experience with companies ranging from Fortune 500 companies to start ups. From February 2008 to December 2012, he was the acting Chief Financial Officer and consulting to a Fund of Hedge Funds and Private Equity. Prior to this, from September 2002 to September 2007, he served as the Chief Financial Officer for the D’Ambrosio Auto Group. He has held leadership positions with MCI, World Com, and Montana Power.

Whit Cluff, Director

Mr. Cluff has over 35 years of experience in the commercial real estate industry. Mr. Cluff has been involved in all disciplines of real estate land development, mixed-use development, retail tenant representation, developer representation, industrial property procurement and asset management. Mr. Cluff has an extensive background in public and private businesses giving him strong analytical, planning, and organization ability with effective negotiation skills. From 2003 through the present, Mr. Cluff has served as Vice President and Associate Broker at Coldwell Banker Commercial, NRT in Salt Lake City, Utah. Mr. Cluff attended the University of Utah and served in the United States Army.

Reed Benson, Director

Mr. Bensen has been a director from October 2, 2015 to the present. From September, 2008, to the present, in addition to the private practice of law, he is a founder and partner of Legends Capital Group, LLC, a privately held venture capital group that identifies investment opportunities in natural resources, bio tech and technology fields. From October 2004 to September 2008 he was employed as Chief Financial Officer, Secretary, and General Counsel and member of Board of Directors of Broadcast International, Inc., a publically traded communications services company. From 2001 to October 2004, he was in the private practice of law where his practice focused on tax and business related matters. From July 1995 to January 2001 he was secretary and general counsel for Data Broadcasting Corporation, a provider of market information to individual investors. Mr. Benson received J.D. degree from the University of Utah School of Law in 1976 and a Bachelor of Science Degree in Accounting from the University of Utah in 1971. Mr. Benson became a Certified Public Accountant in 1974. Mr. Benson’s experience in finance, accounting and business consulting, together with his prior public company directorship, provide Mr. Benson with expertise enabling critical input to our Board decision-making process.

Kay Briggs, Director

Mr. Briggs has BS degrees in economics and political science from Brigham Young University, magna cum laude. To launch his career, he completed internships with CitiBank in New York and Argentina. He then went on to obtain an MBA with an emphasis in international business and finance, also from Brigham Young University. He then pursued post-graduate work with IBM and Stanford University. Mr. Briggs spent nearly ten years with EXXON (Esso International) with managerial opportunities in information systems; refinery maintenance (with additional training in product blending chemistry); maritime contract negotiating; supply and transportation managing in Toronto, Canada with Imperial Oil; and an executive position with Tar Sands and Heavy Oil Extraction and Refining in Calgary, Canada. Mr. Briggs spent the next 32 years with The Church of Jesus Christ of Latter-day Saints as managing director of materials management and international operations, and director of business affairs in Argentina, Southeast US, and 32 island nations in the Caribbean. He has experience with numerous civic assignments, including school boards, city council, and as mayor of North Salt Lake, Utah. Additionally, he has served in various board of directors positions with several organizations.

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

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors. The Company plans to form and implement an audit committee as soon as practicable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission. The Company has evaluated all relevant Section 16(a) filings and has determined that the company is compliant with this section to the best of its knowledge.

ITEM 11. EXECUTIVE COMPENSATION

Our Board of Directors has not established a separate compensation committee. Instead, the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our officer(s), decides on benefit plans, and considers other matters as may, from time to time, be referred to it. We do not currently have a Compensation Committee Charter. Our Board continues to emphasize the important link between our performance, which ultimately benefits all shareholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the shareholders with the interests of the executive officer(s). In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Ahlin, Chief	2015	0	0	0	0	0	0	0	0
Executive Officer, President, Secretary, and Director	2014	0	0	0	0	0	0	0	0

Trent D’Ambrosio,	2015	0	0	0	0	0	0	0	0
Chief Financial Officer and Director	2014	0	0	0	0	0	0	0	0

Whit Cluff,	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

Reed Benson,	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

Kay Briggs,	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

None of our named executive officers received any compensation from us during the fiscal years ended July 31, 2015, and July 31, 2014.

Option Grants

As of July 31, 2015 we had not granted any options or stock appreciation rights to our named executive officers or directors.

Management Agreements

On August 1, 2015, the Company amended the previously entered into employment agreement with Michael Ahlin pursuant to which the eligibility requirements of the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC were removed.

On September 25, 2015, as required by the Clavo Rico Merger Agreement, the Company retired 2,600,000 shares of common stock issued in the name of Trent D’Ambrosio.

On September 25, 2015, as required by the Clavo Rico Merger Agreement, the Company retired 2,000,000 shares of common stock issued in the name of Michael Ahlin.

On September 25, 2015, as required by the Clavo Rico Merger Agreement, the Company retired 1,000,000 shares of common stock issued in the name of Whit Cluff.

Compensation of Directors

As of the Closing of the Clavo Rico Merger Agreement on October 2, 2015, Reed Benson and Kay Briggs were elected as members of the Board of Directors of the Company.

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2015. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership, as of October 31, 2015, of our common stock by each of our directors, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of October 31, 2015, there were 253,872,437 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (1)	64,346,250	25.35%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Madison, LLC (2)	13,727,200	5.41%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

All 5% beneficial owners as a group		78,073,450	30.75%

(1)	Legends Capital Group, LLC is beneficially controlled by Jason Briggs. Reed Benson, a director of the Company, owns an 11% equity interest in Legends Capital Group, LLC.

(2)	Madison, LLC is beneficially controlled by Jason Briggs.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Michael Ahlin (1)	2,750,000		1.08%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Trent D’Ambrosio (1)	3,855,929		1.52%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Whit Cluff (1)	1,375,000		0.54%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Reed Benson (1)	5,147,700	(2)	2.03%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

Common Stock	Kay Briggs (1)	1,715,900		0.68%
	c/o Inception Mining, Inc.
	5320 South 900 East, Suite 260
	Murray, UT 84107

All Officers and Directors as a Group		14,844,529		5.85%

(1)	Executive officer and/or director of the Company.

(2)	These shares are held by Moreland Family, LLC, whose majority member is Jeanne Benson, Mr. Benson’s wife.

Changes in Control

As a result of the Clavo Rico Merger Agreement described herein, a change in control of the Company has occurred.

Securities authorized for issuance under equity compensation plans.

As of November 17, 2015, we have one equity compensation plan: the 2013 Incentive Stock Plan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2015, and the review of our quarterly reports for such years amounted to $36,556. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended July 31, 2014, and the review of our quarterly reports for such year, amounted to $32,500.

Audit Related Fees. For the years ended July 31, 2015, and July 31, 2014, there were no fees billed for other audit related fees.

Tax Fees. For the years ended July 31, 2015, and July 31, 2014, we paid $0 and $0, respectively, for tax fees.

All Other Fees. For the years ended July 31, 2015, and July 31, 2014, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the years ended July 31, 2015 and 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (9)
4.4	Convertible Promissory Note issued to Iconic Holdings, LLC (9)
4.5	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated Sepember 24, 2014 (10)
4.6	Convertible Promissory Note issued to Typenex Co-Investment, LLC (10)
4.7	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (10)
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
10.16	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)
10.17	Agreement and Plan of Merger dated August 4, 2015 (11)
10.18	Addendum to Agreement and Plan of Merger (11)
21.1	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(11)	Incorporated by reference from From 8-K filed with the SEC on October 7, 2015.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: November 23, 2015	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2015	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	November 23, 2015

/s/ Michael Ahlin
Michael Ahlin	Director	November 23, 2015

/s/ Whit Cluff
Whit Cluff	Director	November 23, 2015

/s/ Kay Briggs
Kay Briggs	Director	November 23, 2015

/s/ Reed Benson
Reed Benson	Director	November 23, 2015

INCEPTION MINING, INC.

(Formerly known as Gold American Mining Corp.)

CONTENTS

PAGE	F-1	REPORT OF REGISTERED INDEPENDENT AUDITORS

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2015 AND JULY 31, 2014

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2015 AND 2014

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2015 AND 2014

PAGES	F-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Inception Mining, Inc.

We have audited the accompanying consolidated balance sheet of Inception Mining, Inc. as of July 31, 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended. Inception Mining, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inception Mining, Inc. as of July 31, 2015 and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative cash flows from operations, negative working capital and accumulated losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
November 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inception Mining, Inc.

We have audited the accompanying consolidated balance sheet of Inception Mining, Inc. and Subsidiary (the “Company”) as of July 31, 2014, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inception Mining, Inc. as of July 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage with minimal operations, has a net loss of $1,654,650 and used cash in operations of $342,045 for the year ended July 31, 2014. In addition, there is a stockholders’ deficiency of $69,426 as of July 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Glastonbury, CT
November 18, 2014

300 Winding Brook Drive. Glastonbury, CT 06033 P: 860.657.3651 F: 860.657.3657 W: fmlcpas.com

Inception Mining, Inc. and Subsidiary

Consolidated Balance Sheets

	July 31, 2015	July 31, 2014
ASSETS
Current Assets
Cash	$-	$5,695
Prepaid expenses and other assets	194,861	135,090
Total Current Assets	194,861	140,785

Land and mineral rights	-	950,160
Total Assets	$194,861	$1,090,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$77,634	$158,499
Checks in excess of bank	23	-
Accrued salary	342,000	-
Accrued interest payable	113,586	26,178
Advances, related party	-	286,446
Notes payable	-	18,000
Convertible note payable - related party, net of debt discount of $60,882 and $0 as of July 31, 2015 and 2014, respectively	622,886	-
Convertible notes payable, net of debt discount of 168,902 and $124,103 as of July 31, 2015 and 2014, respectively	159,098	558,397
Derivative liability	476,144	112,851
Total Liabilities	1,791,371	1,160,371

Commitments and Contingencies (See Note 8)

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 20,206,013 and 21,770,681 shares issued and outstanding as of July 31, 2015 and 2014, respectively	202	218
Additional paid-in capital	9,065,073	5,968,852
Common stock subscribed	-	44,842
Accumulated deficit	(10,661,785)	(6,083,338)
Total Stockholders' Deficit	(1,596,510)	(69,426)

Total Liabilities and Stockholders' Deficit	$194,861	$1,090,945

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended
	July 31, 2015	July 31, 2014
Revenues	$-	$-

Operating Expenses
Exploration costs	248,542	34,494
General and administrative	2,956,979	701,167
Total Operating Expenses	3,205,521	735,661

Loss from Operations	(3,205,521)	(735,661)

Other Income/(Expenses)
Interest income	-	-
Change in derivative liability	1,269,008	12,020
Gain (loss) on forgiveness of debt	161,750	(147,778)
Loss on extinguishment of debt	(15,843)	-
Loss on impairment of mining claim	(950,160)	-
Interest expense	(1,837,681)	(783,231)
Total Other Income/(Expenses)	(1,372,926)	(918,989)

Loss from Operations before Income Taxes	(4,578,447)	(1,654,650)

Provision for Income Taxes	-	-

NET LOSS	$(4,578,447)	$(1,654,650)

Net loss per share - Basic and Diluted	$(0.21)	$(0.08)

Weighted average number of shares outstanding during the period - Basic and Diluted	21,455,357	21,097,744

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional	Common		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Deficiency
Balance, July 31, 2013	-	$-	20,216,739	$202	$4,288,815	$101,025	$(4,428,688)	$(38,646)
Shares issued for services	-	-	440,000	4	300,996	-	-	301,000
Shares issued for cash	-	-	598,942	6	269,520	(101,025)	-	168,501
Shares issued for conversion of debt	-	-	288,889	3	129,997	-	-	130,000
Shares issued for settlement of accounts payable	-	-	226,111	3	249,524	-	-	249,527
Shares to be issued for services rendered	-	-	-	-	-	44,842	-	44,842
Debt discount on convertible notes due to beneficial conversion feature	-	-	-	-	730,000	-	-	730,000
Net loss for the year	-	-	-	-	-	-	(1,654,650)	(1,654,650)
Balance, July 31, 2014	-	-	21,770,681	218	5,968,852	44,842	(6,083,338)	(69,426)
Shares issued for prepaid services	-	-	4,584,589	45	2,625,818	(44,842)	-	2,581,021
Shares issued for conversion of debt	-	-	1,594,786	16	418,109	-	-	418,125
Shares surrendered and cancelled	-	-	(7,744,043)	(77)	77	-	-	-
Debt discount on convertible notes due to beneficial conversion feature	-	-	-	-	52,217	-	-	52,217
Net loss for the year	-	-	-	-	-	-	(4,578,447)	(4,578,447)
Balance, July 31, 2015	-	$-	20,206,013	$202	$9,065,073	$-	$(10,661,785)	$(1,596,510)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended
	July 31, 2015	July 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(4,578,447)	$(1,654,650)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	-	-
Impairment of mining claim	950,160	-
Stock issued for services	-	365,092
Change in derivative liability	(1,057,403)	112,851
Change in warrant liability	(111,615)	-
Amortization of debt discount	649,734	688,397
Initial value of derivative liabilities	902,602	-
Loss on settlement of accounts payable	-	147,778
Loss on extinguishment of debt	15,843	-
Gain on forgiveness of debt	(161,750)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,521,250	(100,256)
Accounts payable and accrued expenses	261,159	81,780
Accrued interest	102,075	16,963
Net Cash Used In Operating Activities	(506,392)	(342,045)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of note payable	(5,000)	(142,000)
Repayment of convertible notes payable	(294,624)
Proceeds from notes payable	403,000	182,500
Proceeds from notes payable-related party - expenses	14,620	-
Proceeds from notes payable-related party - cash	382,701	107,615
Proceeds from issuance of common stock	-	168,500
Net Cash Provided by Financing Activities	500,697	316,615

Net Change in Cash	(5,695)	(25,430)
Cash at Beginning of Period	5,695	31,125
Cash at End of Period	$-	$5,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$72,406	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock	$418,125	$130,000

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc. and Subsidiary

(formerly known as Gold American Mining Corp.)

Notes to Consolidated Financial Statements

As of July 31, 2015

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

(B) Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended July 31, 2015, the Company incurred net losses of $4,578,447 and used $506,392 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiary, Inception Development, Inc. (collectively, the “Company”) from January 28, 2013. All intercompany accounts have been eliminated upon consolidation.

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

(F) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At July 31, 2015 and July 31, 2014, the Company had no cash equivalents.

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

During the years ended July 31, 2015 and 2014, the Company recorded exploration costs of $248,542 and $34,494, respectively.

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

The Company recorded an impairment expense of $950,160 on its mining claim and no impairment during the years ended July 31, 2015 and 2014, respectively.

(I) Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At July 31, 2015 and 2014, the Company did not have derivative instruments that were designated as hedges (see (M) below).

(J) Net Loss per Common Share, basic and diluted

The Company has adopted ASC subtopic 718-10, Compensation, specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Diluted loss per share is calculated by dividing the Company’s net loss available to shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is adjusted for any potentially dilutive debt or equity. Warrants for the purchases of stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 21,672,251 for the year ended July 31, 2015.

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

The carrying value of the Company’s cash, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of July 31, 2015 or July 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

The derivative liability as of July 31, 2015, in the amount of $476,144 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of July 31, 2015:

	Derivative Liabilities	Warrant Liability
Balance, July 31, 2013	$-	$-
Transfers in upon initial fair value of derivative liabilities	124,871	-
Change in fair value of derivative liabilities and warrant liability	(12,020)	-
Transfers to permanent equity upon conversion of note	-	-
Balance, July 31, 2014	$112,851	$-
Net gain for the period included in earnings relating to the liabilities held at July 31, 2014	$12,020	$-

	Derivative Liabilities	Warrant Liability
Balance, July 31, 2014	$112,851	$-
Transfers in upon initial fair value of derivative liabilities	1,458,820	225,698
Change in fair value of derivative liabilities and warrant liability	(1,157,394)	(111,614)
Transfers to permanent equity upon conversion of note	(49,328)	(2,889)
Balance, July 31, 2015	$364,949	$111,195
Net gain for the period included in earnings relating to the liabilities held at July 31, 2015	$1,157,394	$111,614

The fair value of the embedded derivatives at July 31, 2015, in the amount of $476,144, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 101.53% to 207.39%, (3) weighted average risk-free interest rate of 0.08% to 0.33%, (4) expected life of 0.15 to 0.93 years, and (5) estimated fair value of the Company’s common stock of $0.13 per share. The Company recorded a gain on change in derivative liabilities of $1,269,008 during the year ended July 31, 2015.

Liabilities measured at fair value on a recurring basis are summarized as follows:-

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	-	-	-	-
Warrant liability	-	-	111,195	111,195
Debt Derivative	-	-	364,949	364,949
Total	$-	$-	$476,144	$476,144

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price decreased approximately 86% from July 31, 2014 to July 31, 2015. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

NOTE 2 PROPERTY AND EQUIPMENT

Property and Equipment

At July 31, 2015 and July 31, 2014, respectively, the Company held no depreciable property.

Depreciation/expense for the years ended July 31, 2015 and 2014 was $0 and $0, respectively.

Mineral Property

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the U.P. and Burlington Gold Mine (“UP & Burlington” or the “Mine”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013 (the “Asset Purchase Agreement”). We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP & Burlington. The property was recorded at cost and the Company recognized $950,160 impairment expense on the property as of July 31, 2015. At July 31, 2015 and 2014 the value of the property was $0 and $950,160, respectively (See Note 8(A).

NOTE 3 CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of July 31, 2015 and July 31, 2014:

	7/31/2015	7/31/2014
UP and Burlington convertible note payable	$10,000	$500,000
Iconic Holdings convertible note payable	20,000	82,500
Dave Waverek convertible note payable	70,000	100,000
Typenex convertible note payable	58,000	-
Jonathan Shane convertible note payable	55,000	-
Firstfire Global convertible note payable	115,000	-
Total Convertible notes payable	328,000	682,500
Less unamortized discount	(168,902)	(124,103)
Total notes payable net of unamortized debt discount	$159,098	$558,397

UP and Burlington Gold Mine

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of July 31, 2015, the outstanding balance on this note was $10,000.

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

The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 131.64% to 156.78%, (3) weighted average risk-free interest rate of 0.05% to 0.12%, (4) expected lives of 0.31 to 0.97 years, and (5) estimated fair value of the Company’s common stock from $0.80 to $0.94 per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $124,871 were allocated as a debt discount up to the proceeds of the notes ($82,500) with the remainder ($42,371) charged to current period operations as interest expense. On September 2, 2014, the note holder elected to convert $15,000 of the principle balance of the note into common stock at $0.45 per share. Accordingly, the Company issued 33,333 shares of common stock. The Company moved the related portion of the derivative liability for the $15,000 converted of $24,878 to permanent equity. On January 19, 2015, the note holder elected to convert $10,000 of the principle balance of the note into common stock at $0.13336 per share. Accordingly, the Company issued 74,985 shares of common stock. The Company moved the related portion of the derivative liability for the $10,000 converted of $388 to permanent equity. On February 9, 2015, the note holder elected to convert $15,000 of the principle balance of the note into common stock at $0.14848 per share. Accordingly, the Company issued 101,023 shares of common stock. The Company moved the related portion of the derivative liability for the $15,000 converted of $591 to permanent equity. On March 10, 2015, the note holder elected to convert $7,500 of the principle balance of the note into common stock at $0.08472 per share. Accordingly, the Company issued 88,526 shares of common stock. The Company moved the related portion of the derivative liability for the $7,500 converted of $468 to permanent equity. On March 16, 2015, the note holder elected to convert $7,500 of the principle balance of the note into common stock at $0.0605 per share. Accordingly, the Company issued 123,967 shares of common stock. The Company moved the related portion of the derivative liability for the $7,500 converted of $268 to permanent equity. On April 2, 2015, the note holder elected to convert $7,500 of the principle balance of the note into common stock at $0.05904 per share. Accordingly, the Company issued 127,032 shares of common stock. The Company moved the related portion of the derivative liability for the $7,500 converted of $529 to permanent equity. For the year ended July 31, 2015, the Company amortized $50,190 of debt discount to current period operations as interest expense. As of July 31, 2015 the gross balance of the note was $20,000 and accrued interest was $8,021.

Dave Waverek

On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on December 31, 2015. The note is convertible, at the holder’s option into shares of the Company’s common stock at $0.45 per share. A beneficial conversion feature on the new note was recorded for $100,000. For the year ended July 31, 2015, the Company amortized $73,913 of debt discount to current period operations as interest expense. As of July 31, 2015 the gross balance of the note was $70,000 and accrued interest was $40,000.

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

In connection with the issuance of the Note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 113,453 shares of the Company’s common stock at $0.507 per share. The warrants expire on September 30, 2019. The warrants contain certain reset (anti-dilutive) provisions.

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

The determined fair value of the aggregate derivatives of $199,373 were charged as a debt discount up to the net proceeds of the note with the remainder $99,373 charged to current period operations as non-cash interest expense. On March 25, 2015, the Company made a payment of $34,679 ($28,750 of the principle balance of the note and $5,929 of accrued interest). On April 27, 2015, the Company made a payment of $29,496 ($28,750 of the principle balance of the note and $746 of accrued interest). On May 26, 2015, the Company made a payment of $29,231 ($28,750 of the principle balance of the note and $481 of accrued interest). On June 25, 2015, the Company made a payment of $14,499 and converted $14,375 into 287,588 shares of common stock ($28,750 of the principle balance of the note and $248 of accrued interest). The Company moved the related portion of the derivative liability for the $14,499 converted of $22,184 to permanent equity.

On July 7, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Typenex Co-Investment LLC (“Typenex”), in the principal amount of $58,000 (the “Note”) due on February 7, 2016 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000 and legal fees reimbursement of $3,000).

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

In connection with the issuance of the Note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 250,000 shares of the Company’s common stock at $.25 per share. The warrants expire on June 30, 2020. The warrants contain certain reset (anti-dilutive) provisions.

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

At the inception of the Note, the Company determined the fair value of $123,304 and $51,250 of embedded derivatives related to the Note and warrants, respectively. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 177.12% and 704.06% (3) weighted average risk-free interest rate of 0.08% and 1.55%, (4) expected life of 0.59 and 5.01 years, and (5) the quoted market price of the Company’s common stock of $0.205 per share.

The determined fair value of the aggregate derivatives of $174,554 were charged as a debt discount up to the net proceeds of the note with the remainder $124,554 charged to current period operations as non-cash interest expense. For the year ended July 31, 2015, the Company amortized $6,474 of debt discount to current period operations as interest expense. As of July 31, 2015 the gross balance of the note was $58,000 and accrued interest was $381.

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

On June 16, 2015, the Company made a payment of $25,000 ($15,000 of the principle balance of the note and $10,000 for a conversion standstill payment). On June 29, 2015, the Company made a payment of $85,000 ($45,000 of the principle balance of the note, $14,667 of accrued interest and $25,333 as a negotiated payoff amount) and issued five-year warrants for 100,000 shares of common stock of the Company with an exercise price of $0.205 valued at $20,500. The Company recorded a loss on extinguishment of debt of $15,843 relating to this note repayment. For the year ended July 31, 2015, the Company amortized $60,000 of debt discount to current period operations as interest expense. As of July 31, 2015 the gross balance of the note was $0 and accrued interest was $0.

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

On July 8, 2015, the Company made a payment of $77,636 ($54,000 of the principle balance of the note and $23,636 of accrued interest). For the year ended July 31, 2015, the Company amortized $54,000 of debt discount to current period operations as interest expense. As of July 31, 2015 the gross balance of the note was $0 and accrued interest was $0.

Jonathan Shane

On June 15, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Jonathan Shane in the principal amount of $25,000 (the “Note”) due on June 14, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $25,000. The Note is convertible into common stock, at holder’s option, at a price of $0.59 or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $40,716 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 188.8% (3) weighted average risk-free interest rate of 0.28%, (4) expected life of 1.00 year, and (5) the quoted market price of the Company’s common stock of $0.12 per share. The determined fair value of the aggregate derivatives of $40,716 were charged as a debt discount up to the net proceeds of the note with the remainder $15,716 charged to current period operations as non-cash interest expense.

On July 7, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Jonathan Shane in the principal amount of $30,000 (the “Note”) due on July 6, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $30,000. The Note is convertible into common stock, at holder’s option, at a price of $0.59 or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $84,695 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 201.56% (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1.00 year, and (5) the quoted market price of the Company’s common stock of $0.205 per share. The determined fair value of the aggregate derivatives of $84,695 were charged as a debt discount up to the net proceeds of the note with the remainder $54,695 charged to current period operations as non-cash interest expense.

For the year ended July 31, 2015, the Company amortized $5,123 of debt discount to current period operations as interest expense. As of July 31, 2015 the gross balance of the notes were $55,000 and accrued interest was $0.

Firstfire Global

On June 23, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Firstfire Global in the principal amount of $115,000 (the “Note”) due on September 23, 2015 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $94,000 (less an original issue discount (“OID”) of $21,000). The Note is convertible into common stock, at holder’s option, at a price of $0.10 or a 55% discount to the lowest bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

In connection with the issuance of the Note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 250,000 shares of the Company’s common stock at $1.25 per share. The warrants expire on June 23, 2020. The warrants contain certain reset (anti-dilutive) provisions.

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

At the inception of the Note, the Company determined the fair value of $310,952 and $50,000 of embedded derivatives related to the Note and warrants, respectively. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 92.75% and 788.07% (3) weighted average risk-free interest rate of 0.08% and 1.71%, (4) expected life of 0.25 and 5.01 years, and (5) the quoted market price of the Company’s common stock of $0.20 per share.

The determined fair value of the aggregate derivatives of $360,952 were charged as a debt discount up to the net proceeds of the note with the remainder $266,952 charged to current period operations as non-cash interest expense. For the year ended July 31, 2015, the Company amortized $47,500 of debt discount to current period operations as interest expense. As of July 31, 2015 the gross balance of the note was $115,000 and accrued interest was $958.

NOTE 4 DERIVATIVE LIABILITIES

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

At July 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $364,949. The Company recorded a gain from change in fair value of debt derivatives of $1,157,394 for the year ended July 31, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 92.75% to 627.33%, (3) weighted average risk-free interest rate of 0.00 to 0.71% (4) expected life of 0 to 2.0 years, and (5) the quoted market price of the Company’s common stock of $0.13 per share.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant liabilities

As described in Note 2, the Company issued warrants in conjunction with the issuance with the Typenex, JMJ Financial and Firstfire Global Convertible Promissory Notes. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At July 31, 2015, the Company marked to market the fair value of the warrant liability and determined a fair value of $111,195. The Company recorded a gain from change in fair value of warrant liability of $111,614 for the year ended July 31, 2015. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 122.49% to 746.38%, (3) weighted average risk-free interest rate of 0.47 to 1.82% (4) expected life of 2.0 to 5.0 years, and (5) the quoted market price of the Company’s common stock of $0.13 per share.

NOTE 5 CONVERTIBLE NOTE PAYABLE, RELATED PARTY

The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a stockholder, effective October 1, 2014, due on October 1, 2015 and bears 15% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.18 or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $600,937 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 121.06% (3) weighted average risk-free interest rate of 0.10%, (4) expected life of 1.00 year, and (5) the quoted market price of the Company’s common stock of $0.88 per share. The determined fair value of the aggregate derivatives of $600,937 were charged as a debt discount up to the net proceeds of the note with the remainder $242,521 charged to current period operations as non-cash interest expense.

For the year ended July 31, 2015, the Company amortized $297,534 of debt discount to current period operations as interest expense. As of July 31, 2015 the gross balance of the note was $683,767 and accrued interest was $64,094.

NOTE 6 STOCKHOLDERS’ DEFICIT

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

In December 2014, the Company issued 481,250 shares for services valued at $152,258. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

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

In May 2015, the Company issued 181,251 shares for services valued at $18,787. The value for shares issued was based on quoted market prices. The services are being provided over certain periods based on agreements entered into.

On June 25, 2015, the Company issued 287,588 shares of common stock upon the conversion of $14,375 of note payable principle and accrued interest.

In June 2015, the Company issued 181,251 shares for services valued at $28,596. The value for shares issued was based on quoted market prices. The services are being provided over certain periods based on agreements entered into.

In July 2015, the Company issued 281,251 shares for services valued at $50,844. The value for shares issued was based on quoted market prices. The services are being provided over certain periods based on agreements entered into.

(B) Warrants

The following tables summarize the warrant activity during the years ended July 31, 2014 and 2015:

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2013	-	$-
Granted	345,695	0.90
Exercised	-	-
Forfeited	-	$-
Balance at July 31, 2014	345,695	$0.90

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at July 31, 2014	345,695	$0.90
Granted	667,320	0.65
Exercised	-	-
Forfeited	-	$-
Balance at July 31, 2015	1,013,015	$0.72

2014 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2014	Weighted Average Exercise Price
$0.90	345,695	2.37 years	$0.90	345,695	$0.90

2015 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2015	Weighted Average Exercise Price
$0.205 - 1.25	1,013,015	3.89 years	$0.72	1,013,015	$0.72

NOTE 7 RELATED PARTY TRANSACTIONS

(A) Acquisition of Mining Rights

On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty (see Note 2). The Asset Purchase Agreement closed on February 25, 2013. As of July 31, 2015, the outstanding balances on these notes were $10,000 and $0, respectively. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. During the year ended July 31, 2014, $630,000 of the beneficial conversion feature was accreted as interest expense. During the year ended July 31, 2015, the note holders agreed to forgive $161,750 of these notes resulting in the Company recognizing a gain on forgiveness of debt in the amount of $161,750. As of July 31, 2015, the Company determined that it was too costly for the mine to produce gold effectively and the mining claim should be impaired. The Company recognized a loss on impairment of the mining claim for $950,160 for the year ended July 31, 2015.

(B) Convertible Note Payable

Through July 31, 2015, a stockholder/director provided advances for working capital purposes. The advances are unsecured and convertible, due on October 31, 2015, and bear interest at a rate of 15% per annum. As of July 31, 2015, the Company owes $683,767 for loans and payments, plus an additional $64,094 in accrued interest. During the years ended July 31, 2014 and 2013, the Company recorded interest expense on the advances of $66,186 and $39,397, respectively and paid the stockholder/director $32,000 in cash for accrued interest.

(C) Consulting Agreement

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of July 31, 2015, the Company owed $342,000 to the stockholder/director in accrued consulting fees.

(D) Lease

The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. Rent expense for the year ended July 31, 2015 amounted to $5,686.

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

NOTE 8 AGREEMENTS AND COMMITMENTS

David Rees Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with David Rees pursuant to which Mr. Rees will receive 50,000 shares of common stock of the Company, which such shares have been registered on a Registration Statement File No. 333-191244 in consideration of providing general corporate advisory and merger and acquisition services. The term of the Agreement is for 1 year. A total of $12,855 has been recognized in expense for the year ended July 31, 2015.

Chienn Consulting Agreement

On January 31, 2014, the Company entered into a Consulting Agreement with Chienn Consulting Company, LLC (“Chienn”) pursuant to which Chienn will receive 100,000 shares of restricted common stock of the Company in consideration of providing marketing, sales and business development services for a period of one year. A total of $25,710 has been recognized in expense for the year ended July 31, 2015.

Elliott Foxcroft Agreement

On March 27, 2014, the Company entered into an Advisory Agreement with Elliott Foxcroft (“Foxcroft”) pursuant to which Foxcroft received 300,000 shares of restricted common stock of the Company in consideration for providing/assist the Company with general legal, corporate advisory and M&A matters. Mr. Foxcroft will help the Company source, identify and evaluate potential acquisition targets (the “Target Acquisitions”) for a period of 90 days. A total of $214,173 was recognized as expense related to the Advisory Agreement for the year ending July 31, 2015. During July 2015, 200,000 shares of restricted common stock of the Company were returned and cancelled by the Company.

Desert Bloom Capital Agreement

On August 1, 2014, the Company entered into an Advisory Agreement with Desert Bloom Capital, Ltd. (“Desert Bloom”) pursuant to which Desert Bloom will receive 1,100,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with identifying strategic alliances and with the Company's business development activities for the period of one year. Per the agreement, 500,000 shares of common stock were issued upon signing, 100,000 shares of common stock will be issued on the first day of the month for the next four months and 200,000 shares of common stock will be issued on the first day of the sixth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of July 31, 2015, the value of the services was $760,500. As of July 31, 2015, $717,808 was recognized in consulting expense related to the agreement.

Golden State Securities Agreement

On August 29, 2014, the Company entered into an Advisory Agreement with Golden State Securities, Inc. (“Golden State”) pursuant to which Golden State will receive 1,090,003 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 272,503 shares of common stock were issued upon signing and 90,833 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of July 31, 2015, the value of the services was $492,856. As of July 31, 2015, $481,809 was recognized in consulting expense related to the agreement.

In January 2015, the Company paid Golden State $5,400 in cash for a finder’s fee for financing that was brought to the Company by Golden State.

SSGH Agreement

On September 3, 2014, the Company entered into an Advisory Agreement with SSGH, LLC. (“SSGH”) pursuant to which SSGH will receive 651,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 162,750 shares of common stock were issued upon signing and 54,250 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of July 31, 2015, the value of the services was $253,348. As of July 31, 2015, $253,348 was recognized in consulting expense related to the agreement.

JFS Investments Agreement

On September 5, 2014, the Company entered into an Advisory Agreement with JFS Investments PR, LLC. (“JFS”) pursuant to which JFS will receive 434,003 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. Per the agreement, 108,500 shares of common stock were issued upon signing and 36,167 shares of common stock will be issued on the first day of the fourth month through the twelfth month. Expense will be recognized ratably over the period of the agreement based upon the quoted market value of the shares at the time of issuance. As of July 31, 2015, the value of the services was $173,297. As of July 31, 2015, $172,101 was recognized in consulting expense related to the agreement. During July 2015, 289,336 shares of restricted common stock of the Company were returned and cancelled by the Company.

Oria Development, LLC Agreement

On November 1, 2014, the Company entered into an Advisory Agreement with Oria Development, LLC. (“Oria”) pursuant to which Oria will receive 1,000,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. On November 1, 2014, the value of the services for shares issued was $720,000. As of July 31, 2015, $538,521 was recognized in consulting expense related to the agreement. During July 2015, 1,000,000 shares of restricted common stock of the Company were returned and cancelled by the Company.

Stonegate Securities, Inc. Agreement

On March 17, 2015, the Company entered into an Advisory Agreement with Stonegate Securities, Inc. (“Stonegate”) pursuant to which Stonegate will receive 200,000 shares of restricted common stock of the Company in consideration for providing/assisting the Company with developing, studying and evaluating a financing plan, strategic and financial alternatives and merger and acquisition proposals and will assist in negotiations and discussions pertaining thereto for the period of one year. On March 17, 2015, the value of the services for shares issued was $30,000. As of July 31, 2015, $30,000 was recognized in consulting expense related to the agreement.

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of July 31, 2015, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2015	2014
Expected income tax (recovery) expense at the statutory rate of 34%	$(1,556,672)	$(562,581)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	443	179
Change in valuation allowance	1,556,229	562,402
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

	2015	2014
Deferred income tax asset:
Net operating loss carry-forwards	$267,323	$134,465
Section 195 Start up Costs	1,393,346	381,344
Other	-	70
Debt Discount	(78,127)	(42,195)
Derivative Liability	162,871	38,369
Mineral Property	322,869	-
Valuation allowance	(2,068,282)	(512,053)
Deferred income taxes	$-	$-

As of July 31, 2015 and July 31, 2014, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $2,100,000 and $1,774,000 million, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20 year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2035.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2035.

The net change in the valuation allowance for the year ended July 31, 2015 was an approximate increase of $1,558,000.

The components of income tax expense related to continuing operations are as follows:

	2015	2014
Federal	$-	$-
Current	$-	$-
Deferred	$-	$-

State and Local	$-	$-
Current	$-	$-
Deferred	$-	$-

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2010 through July 31, 2015 generally remain open to examination by the Internal Revenue Service until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired.

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

NOTE 11 SUBSEQUENT EVENTS

On August 4, 2015, Inception Mining Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Inception Mining Inc., Clavo Rico, LTD, a Turks and Caicos corporation (“Clavo Rico”), and CR Acquisition Corp., a Nevada corporation (“Merger Subsidiary”). On August 5, 2015, after realizing there would be some administrative delays with the transfer agent on the issuance of shares, the parties entered into an Addendum to the Merger Agreement in which the parties agreed that Inception Mining Inc. would operate the Clavo Rico mine in Honduras and receive the proceeds for all operations beginning August 5, 2015. After the transfer agent issues were resolved, and the shares were able to be issued (a precondition to the closing of the Merger Agreement), the Merger Agreement closed on October 2, 2015 (the “Closing”). Pursuant to the terms of the Merger Agreement, at the Closing, the Merger Subsidiary merged with and into Clavo Rico, the separate corporate existence of Merger Subsidiary ceased, and Clavo Rico will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger, (i) the shareholders of Clavo Rico at the time of the Closing received a total of 240,225,901 shares of the Company in the aggregate to be held in book entry, to be issued on a pro rata basis and (ii) the Company assumed certain promissory notes of Clavo Rico in the amount of $8,883,306.

Employment Agreements

On August 1, 2015, the Company amended the previously entered into employment agreement with Michael Ahlin pursuant to which the eligibility requirements of the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the Securities and Exchange Commission (“SEC”) were removed.

Other Agreements

On September 25, 2015, as required by the Merger Agreement, the Company retired 2,600,000 share of common stock issued in the name of Trent D’Ambrosio.

On September 25, 2015, as required by the Merger Agreement, the Company retired 2,000,000 share of common stock issued in the name of Michael Ahlin.

On September 25, 2015, as required by the Merger Agreement, the Company agreement to retired 1,000,000 share of common stock issued in the name of Whit Cluff.

On September 25, 2015, as required by the Merger Agreement, the Company retired 350,000 share of common stock issued in the name of MDL Ventures LLC.

As compensation for the work in closing the Merger Agreement and for services rendered to date, certain officers and directors were issued shares of the Company’s common stock on October 2, 2015. Whit Cluff was issued 1,375,000 shares; Trent D’Ambrosio was issued 3,855,929 shares; and Michael Ahlin was issued 2,750,000 shares.

A more detailed description of the acquired mine follows:

Clavo Rico Gold/Silver Mine: El Corpus, Honduras, Central America

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiary Minera Cerros del Sur, and holds other mining concessions. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation.

Through its operating subsidiaries, Clavo Rico is engaged in processing a significant historical tailings body along with several open pit ore bodies, utilizing a new 600,000-ton membrane-lined leach system and ADR recovery plant. Processing had increased to an average of 300 ounces per month with one month of 700 ounces prior to the last rain season at which time the company elected to install a new crushing circuit, allowing for an increase in monthly production and greater reliability. After installing the new cone and subsequent reworking of the primary crusher and other equipment, production has recently recovered and is stabilized at more than 500 ounces per month. Precious metals, including silver, are recovered via an electro-winning circuit and then smelted into doré onsite. The subsequent doré bars, being approximately 94% pure, are then picked up by an armored car service and held in the Capital of Tegucigalpa. Upon completion of assay work, and payment of Honduran taxes and fees, the doré is shipped via air to Asahi Refining (previously Johnson Mathey) in Salt Lake City, Utah. The doré is again assayed and then sold either via Asahi or other dealers.

The primary operation of Clavo Rico sits on 20 hectares and acquisition of adjacent property is in progress. The concession extends well beyond the surface boundary limits. The tailings were the byproduct of a historical underground mine production and a vat leach system. Government requirements to place the tailings on a membrane lining allowed for the expansion of further mining on fresh ore bodies and the construction a larger membrane lined leach pad and new ADR process plant. The current operation has available open pit ore bodies to allow for extended operations at the current processing level. Tailings grade between 2-3 grams per ton (GPT) and fresh ore bodies have ranged from 2-6 GPT. Mine life has not been forecast as the concessions are so extensive that costs to determine at this point were not justified. However, the current known and assayed ore will allow for several years production at cost levels well below those of major producers. With the stabilization of extraction and crushing, and minor capex, production is expected to be more efficient.

New ore bodies associated with the property have been preliminarily mapped and drilled, leading to future mine planning and expanded operations. The acquisition includes all of the current mining operations and primary concession along with the rights to acquire the additional concessions. Efforts are underway to accumulate all available data and then along with new proposed drilling and geotechnical analysis the company will move towards a 43-101 compliant Resource Analysis of the known ore bodies. The Company’s exploration team will focus on bringing those new bodies to production within the next two years and will also embark on a comprehensive mapping of the additional concessions.

