Form 10-Q
period 2015-09-30
INCEPTION MINING INC.
filed 2016-02-03
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2015 to September 30, 2015.

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

Suite 1410

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

As of January 29, 2016, there were 264,816,811 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING, INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	July 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$29,490	$-
Prepaid expenses and other assets	71,213	194,861
Total Current Assets	100,703	194,861
Total Assets	$100,703	$194,861

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$211,371	$77,634
Cash in excess of bank	-	23
Accrued liabilities - related party	378,000	342,000
Accrued interest payable	69,427	113,586
Convertible note payable - related party, net of debt discount of $982 and $60,882 as of September 30, 2015 and July 31, 2015, respectively	753,743	622,886
Convertible notes payable, net of debt discount of $75,755 and $168,902 as of September 30, 2015 and July 31, 2015, respectively	186,195	159,098
Derivative liability	997,306	476,144
Total Liabilities	2,596,042	1,791,371

Commitments and Contingencies (See Note 8)

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 14,757,683 and 20,206,013 shares issued and outstanding as of September 30, 2015 and July 31, 2015, respectively	148	202
Additional paid-in capital	9,112,302	9,065,073
Accumulated deficit	(11,607,789)	(10,661,785)
Total Stockholders’ Deficit	(2,495,339)	(1,596,510)

Total Liabilities and Stockholders’ Deficit	$100,703	$194,861

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Two Months
	September 30, 2015	September 30, 2014
Revenues	$-	$-

Operating Expenses
Exploration costs	17,400	44,265
General and administrative	196,379	537,785
Total Operating Expenses	213,779	582,050

Loss from Operations	(213,779)	(582,050)

Other Income/(Expenses)
Interest income	-	-
Change in derivative liability	(522,942)	36,131
Loss on extinguishment of debt	(17,145)	-
Interest expense	(192,138)	(149,956)
Total Other Income/(Expenses)	(732,225)	(113,825)

Loss from Operations before Income Taxes	(946,004)	(695,875)

Provision for Income Taxes	-	-

NET LOSS	$(946,004)	$(695,875)

Net loss per share - Basic and Diluted	$(0.05)	$(0.03)

Weighted average number of shares outstanding during the period - Basic and Diluted	20,010,150	22,479,682

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Two Months
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net Loss	$(946,004)	$(695,875)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	-	34,998
Change in derivative liability	522,942	(36,131)
Loss on extinguishment of debt	17,145	-
Amortization of debt discount	153,047	149,956
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	123,648	417,057
Accounts payable and accrued expenses	169,737	40,761
Accrued interest	(35,909)	(1,000)
Net Cash Provided by (Used in) Operating Activities	4,606	(90,234)

Cash Flows From Investing Activities:
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of note payable	(250,000)	(5,000)
Repayment of convertible notes payable	(46,050)	(10,000)
Proceeds from notes payable	250,000	100,000
Proceeds from notes payable-related party	70,957	71,970
Cash in excess of bank	(23)	-
Net Cash Provided by Financing Activities	24,884	156,970

Net Change in Cash	29,490	66,736
Cash at Beginning of Period	-	5,695
Cash at End of Period	$29,490	$72,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,000	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt and accrued interest to common stock	$28,250	$15,000
Conversion of derivative liabilities	$1,780	$-
Shares cancelled	$61	$-
Shares issued in debt extension/extinguishment	$17,145	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X and with the instructions to Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed financial statements be read in conjunction with the July 31, 2015 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

On May 1, 2013, the Company filed Articles of Merger with the Secretary of State of the State of Nevada pursuant to which its wholly-owned subsidiary, Inception Mining Inc., a Nevada Corporation, was merged into the Company effective May 1, 2013. As a result of the filing of the Articles of Merger, the Company’s corporate name was changed from Gold American Mining Corp. to Inception Mining Inc.

(B) Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the exploration stage with minimal operations, has an accumulated deficit of $11,607,789. In addition, there is a working capital deficiency (excess of current liabilities over current assets) of $2,495,339 as of September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Long-term investments	$–	$–	$–	$–
Total	–	–	–	–
Debt Derivative	–	–	997,306	997,306
Total	$–	$–	$997,306	$997,306

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant and derivative liabilities) for the two months ended September 30, 2015.

Two months ended September 30, 2015:

Derivative Liabilities
Balance, July 31, 2015	$476,144
Transfers in upon initial fair value of derivative liabilities	-
Change in fair value of derivative liabilities and warrant liability	522,942
Transfers to permanent equity upon conversion of note	(1,780)
Balance, September 30, 2015	$997,306

Level 3 Liabilities were comprised of our bifurcated convertible debt features on our convertible debenture.

Fluctuations in the Company’s stock price relative to the conversion prices are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 15% from July 31, 2015 to September 30, 2015. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

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

For the two months ended September 30, 2015, the Company’s potentially dilutive securities (convertible notes and warrants) were 20,216,764.

NOTE 2 CONVERTIBLE NOTES PAYABLE

Convertible notes payable were comprised of the following as of September 30, 2015 and July 31, 2015:

	9/30/2015	7/31/2015
UP and Burlington convertible note payable	$10,000	$10,000
Iconic Holdings convertible note payable	-	20,000
Dave Waverek convertible note payable	70,000	70,000
Typenex convertible note payable	58,000	58,000
Jonathan Shane convertible note payable	55,000	55,000
Firstfire Global convertible note payable	68,950	115,000
Total Convertible notes payable	261,950	328,000
Less unamortized discount	(75,755)	(168,902)
Total notes payable net of unamortized debt discount	$186,195	$159,098

Iconic Holdings

On August 6, 2015, the note holder elected to convert $15,000 of the principle balance of the note into common stock at $0.0735 per share. Accordingly, the Company issued 204,082 shares of common stock. On September 9, 2015, the note holder elected to convert $5,000 of the principle balance of the note and $8,250 of accrued interest into common stock at $0.05174 per share. Accordingly, the Company issued 256,088 shares of common stock. For the two months ended September 30, 2015, the Company amortized $0 of debt discount to current period operations as interest expense. As of September 30, 2015 the gross balance of the note was $0 and accrued interest was $0.

Dave Waverek

For the two months ended September 30, 2015, the Company amortized $73,913 of debt discount to current period operations as interest expense. As of September 30, 2015 the gross balance of the note was $70,000 and accrued interest was $40,000.

Typenex

For the two months ended September 30, 2015, the Company amortized $14,186 of debt discount to current period operations as interest expense. As of September 30, 2015 the gross balance of the note was $58,000 and accrued interest was $1,496.

Jonathan Shane

For the two months ended September 30, 2015, the Company amortized $9,192 of debt discount to current period operations as interest expense. As of September 30, 2015 the gross balance of the notes was $55,000 and accrued interest was $1,451.

Firstfire Global

On September 22, 2015, the Company negotiated an extension to the maturity date of the Note to October 20, 2015. In exchange for this extension, the Company issued 150,000 shares of common stock valued at $17,145 to the noteholder. These shares were recorded as a loss on extinguishment of debt in the amount of $17,145.

For the two months ended September 30, 2015, the Company amortized $67,500 of debt discount to current period operations as interest expense. As of September 30, 2015 the gross balance of the note was $68,950 and accrued interest was $2,431.

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

At September 30, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $997,306. The Company recorded a loss from change in fair value of debt derivatives of $742,522, for the two months ended September 30, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 242.11% to 362.60%, (3) weighted average risk-free interest rate of 0.01 to 1.37% (4) expected life of 0.25 to 4.84 years, and (5) the quoted market price of the Company’s common stock of $0.15 per share.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

NOTE 4 CONVERTIBLE NOTE PAYABLE, RELATED PARTY

For the two months ended September 30, 2015, the Company amortized $59,900 of debt discount to current period operations as interest expense. As of September 30, 2015 the gross balance of the note was $754,725 and accrued interest was $24,049.

NOTE 5 COMMON STOCK

(A) Common Stock Issuances

On August 6, 2015, the Company issued 204,082 shares of common stock upon the conversion of $15,000 of note payable principle.

On September 9, 2015, the Company issued 256,088 shares of common stock upon the conversion of $5,000 of note payable principle and $8,250 of accrued interest.

On September 22, 2015, the Company issued 150,000 shares of common stock for the extension of convertible note payable. These shares were valued at $17,145.

On September 25, 2015, 5,950,000 shares originally issued for consulting services were cancelled, which the Company re-purchased for no value.

On September 30, 2015, 108,500 shares originally issued for consulting services were cancelled, which the Company re-purchased for no value.

(B) Warrants

The following tables summarize the warrant activity during the two months ended September 30, 2015:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at July 31, 2015	1,013,015	0.71
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2015	1,013,015	$0.71

Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2015	Weighted Average Exercise Price
$ 0.21 - 1.25	1,013,015	3.69 years	$0.71	1,013,015	$0.71

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

NOTE 7 SUBSEQUENT EVENTS

In Accordance with ASC 855-10, Company management reviewed all material events through the date of this report and found the following items to report:

On October 2, 2015, Inception Mining Inc., closed the Agreement and Plan of Merger (the “Merger Agreement”) by and among Inception Mining Inc., Clavo Rico, LTD, a Turks and Caicos corporation (“Clavo Rico”), and CR Acquisition Corp., a Nevada corporation (“Merger Subsidiary”) through which it would acquire Clavo Rico. Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiary Compania Minera Cerros del Sur, S.A., and holds other mining concessions. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation. Pursuant to the terms of the Merger Agreement, at the Closing, the Merger Subsidiary merged with and into Clavo Rico, the separate corporate existence of Merger Subsidiary ceased, and Clavo Rico will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger (i) a total of 240,225,901 shares of Common Stock of the Company were issued on a pro rata basis to the then-shareholders of Clavo Rico as consideration for the Merger and to certain officers and directors and (ii) the Company assumed certain promissory notes of Clavo Rico in the amount of $8,883,306. As part of the Closing of the Merger Agreement, the Board of Directors elected to assume Clavo Rico’s fiscal year end and changed the fiscal year end of the Company to December 31.

On October 20, 2015, the Company issued 100,000 shares of common stock for a note extension. The accounting for this transaction is still being determined.

On October 20, 2015, the Company received 150,000 shares of common stock from a shareholder and subsequently cancelled these shares. The shares were returned at no cost to the Company.

On December 15, 2015, the Company purchased 83,333 shares of common stock from a shareholder for $9,000. These shares were immediately cancelled.

On December 19, 2015, the Company issued 500,000 shares of stock for a subscription agreement. The accounting for this transaction is still being determined.

On January 11, 2016, the Company issued 11,119,729 shares of common stock for warrants that were exercised. The accounting for this transaction is still being determined.

On January 15, 2016, the Company purchased 83,335 shares of common stock from a shareholder for $6,500. These shares were immediately cancelled.

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

Introduction to Interim Consolidated Financial Statements.

Certain statements made in this Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “future,” “potential,” “estimate,” “encourage,” “opportunity,” “growth,” “leader,” “expect,” “intend,” “plan,” “expand,” “focus,” “through,” “strategy,” “provide,” “offer,” “allow,” commitment,” “implement,” “result,” “increase,” “establish,” “perform,” “make,” “continue,” “can,” “ongoing,” “include” or the negative of such terms or comparable terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. Our actual results could differ materially from the forward-looking statements.

The interim consolidated financial statements included herein have been prepared by Inception Mining, Inc. (“Inception Mining” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2015, the results of its consolidated statements of comprehensive income/(loss) for the three month periods ended September 30, 2015 and September 30, 2014, and its consolidated cash flows for the three month periods ended September 30, 2015 and September 30, 2014. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview

We are a mining exploration stage company engaged in the acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Resources has acquired two projects, as described below.

Clavo Rico

On August 4, 2015, Inception Mining Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Inception Mining Inc., Clavo Rico, LTD, a Turks and Caicos corporation (“Clavo Rico”), and CR Acquisition Corp., a Nevada corporation (“Merger Subsidiary”) through which it would acquire Clavo Rico. Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiary Compania Minera Cerros del Sur, S.A., and holds other mining concessions. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation. On August 5, 2015, after realizing there would be some administrative delays with the transfer agent on the issuance of shares, the parties entered into an Addendum to the Merger Agreement in which the parties agreed that Inception Mining Inc. would operate the Clavo Rico mine in Honduras and receive the proceeds for all operations beginning August 5, 2015.

After the administrative issues were resolved, the Merger Agreement closed on October 2, 2015 (the “Closing”). Pursuant to the terms of the Merger Agreement, at the Closing, the Merger Subsidiary merged with and into Clavo Rico, the separate corporate existence of Merger Subsidiary ceased, and Clavo Rico will continue as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). As consideration for the Merger (i) a total of 240,225,901 shares of Common Stock of the Company were issued on a pro rata basis to the then-shareholders of Clavo Rico as consideration for the Merger and to certain officers and directors and (ii) the Company assumed certain promissory notes of Clavo Rico in the amount of $8,883,306. As part of the Closing of the Merger Agreement, the Board of Directors elected to assume Clavo Rico’s fiscal year end and changed the fiscal year end of the Company to December 31.

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

The primary operation of Clavo Rico sits on 20 hectares and acquisition of adjacent property is in progress. The concession extends well beyond the surface boundary limits. The tailings were the byproduct of a historical underground mine production and a vat leach system. Government requirements to place the tailings on a membrane lining allowed for the expansion of further mining on fresh ore bodies and the construction a larger membrane lined leach pad and new ADR process plant. The current operation has available open pit ore bodies to allow for extended operations at the current processing level. Tailings grade between 2-3 grams per ton (GPT) and fresh ore bodies have ranged from 2-6 GPT. Mine life has not been forecast as the concessions are so extensive that costs to determine at this point were not justified. However, the current known and assayed ore will allow for several years’ production at cost levels well below those of major producers. With the stabilization of extraction and crushing, and minor capex, production is expected to be more efficient.

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

UP & Burlington

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

As part of our plan of operations for the UP & Burlington, we have compiled a two-phase plan in which we intend to fund underground mining with operating profits from surface mining, if any. During Phase I, we plan to obtain the necessary permitting, make additional access road and surface improvements, implement surface mining on a 2,500 foot per day-lighted vein to depths of 40-60 feet, and achieve Confirmatory Core Drilling (NI43-101), Vein Definition and Ore Valuation. In Phase II, we plan to contract an underground mining and operations plan, expand portal development leveraging existing underground access and implement underground mining to a depth based on optimizing costs versus processed ore value. There is no guarantee that we will be successful in implementing either Phase I or Phase II.

The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones in these mines and collect additional environmental and technical data.

We also plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

Results of Operations

Two-months ended September 30, 2015 compared to the two-months ended September 30, 2014

We had a net loss of $946,004 for the two-months ended September 30, 2015, and a net loss of $695,875 for the two-months ended September 30, 2014. This change in our results over the two periods is primarily the result of the fewer professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into as well as the decrease in exploration costs, changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the two months ended September 30, 2015 and 2014:

	Two-Months Ended September 30,		Increase/
	2015	2014	(Decrease)
Revenues	$-	$-	$-
Exploration Costs	17,400	44,265	(26,865)
General and Administrative	196,379	537,785	(341,406)
Total Operating Expenses	213,779	582,050	(368,271)
(Loss) from Operations	(213,779)	(582,050)	(368,271)
Total Other Income/(Expense)	(732,225)	(113,825)	618,400
Loss from Operations Before Taxes	(946,004)	(695,875)	250,129
Net Loss	$(946,004)	$(695,875)	$250,129

The Company had no revenues in both periods.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 reflects assets of $100,703. We had cash in the amount of $29,490 and working capital deficit in the amount of $2,495,339 as of September 30, 2015. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	September 30, 2015	July 31, 2015
Current assets	$100,703	$194,861
Current liabilities	2,596,042	1,791,371
Working capital deficit	$(2,495,339)	$(1,596,510)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit of $11,607,789. In addition, there is a working capital deficit of $2,495,339 as of September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Two-months Ended September 30,
	2015	2014
Net Cash Used in Operating Activities	$4,606	$(90,234)
Net Cash Used in Investing Activities	-	-
Net Cash Provided by Financing Activities	24,884	156,970
Net Increase (Decrease) in Cash	$29,490	$66,736

Operating Activities

Net cash flow provided by operating activities during the two months ended September 30, 2015 was $4,606, an increase of $94,840 from the $90,234 net cash outflow during the two months ended September 30, 2014. This increase in the cash provided by operating activities was primarily due to decrease in consulting agreements entered into by the Company.

Financing Activities

Financing activities during the two months ended September 30, 2015 provided $24,884, a decrease of $132,086 from the $156,970 provided by financing activities during the two months ended September 30, 2014. During the two months ended September 30, 2015, the company received $250,000 in proceeds from a short-term note and $70,957 in proceeds from convertible notes with related parties. The Company also made $296,050 in payments on notes payable, including the short-term note payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending legal proceedings against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the two-month period ended September 30, 2015, the Company issued the following equity securities:

On August 6, 2015, the Company issued 204,082 shares of common stock to Iconic Holdings LLC upon the conversion of $15,000 of note payable principal and accrued interest. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 9, 2015, the Company issued 256,088 shares of common stock to Iconic Holdings LLC upon the conversion of $13,250 of note payable principal and accrued interest. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 22, 2015, the Company issued 150,000 shares of common stock for the extension of convertible note payable. These shares were valued at $17,145.

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

On September 30, 2015, the Company retired 108,500 shares of common stock issued in the name of JFS Investments PR, LLC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

As of the close of business on January 11, 2016, our Board of Directors and shareholders holding 145,096,927 shares of the Company’s common stock, par value $0.00001 per share, which represent approximately 54.77% of our voting power, by written consent in lieu of a meeting of shareholders, have approved the proposal to effect a reverse stock split of all the outstanding shares of the Company’s Common Stock at a ratio of one post-split share per five and a half pre-split shares (1:5.5) and at an appropriate time as the Board of Directors shall determine. We anticipate an effective date as soon as possible but not less than 20 days from the date this Information Statement is first mailed to our shareholders.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (9)
4.4	Convertible Promissory Note issued to Iconic Holdings, LLC (9)
4.5	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated September 24, 2014 (10)
4.6	Convertible Promissory Note issued to Typenex Co-Investment, LLC (10)
4.7	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (10)
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
10.16	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)
10.17	Agreement and Plan of Merger dated August 4, 2015 (11)
10.18	Addendum to Agreement and Plan of Merger (11)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015 and filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING, INC.

Date: February 3, 2016	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

