Form 10-K
period 2015-12-31
INCEPTION MINING INC.
filed 2016-05-03
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-147056

INCEPTION MINING, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

5330 South 900 East, Suite 280 Murray, UT	84117
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: $35,225,594.

The number of shares of registrant’s common stock outstanding as of April 21, 2016 was 264,750,145.

GLOSSARY OF MINING TERMS

An “exploration stage” prospect is one which is not in either the development or production stage.

development stage

A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized

The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

probable reserve

The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage

A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

proven reserve

The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Additional definitions for terms currently or previously used in the Company’s Annual Reports filed on Form 10-K:

Assay – a measure of the valuable mineral content.

Block model – The representation of geologic units using three-dimensional blocks of pre-determined sizes.

Cut-off grade – When determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit.

Diamond drill – A type of rotary drill in which the cutting is done by abrasion rather than by percussion. The drill cuts a core of rock which is recovered in long cylindrical sections.

Fault - A fracture in the earth’s crust caused by tectonic forces with displacement along the fracture.

Feasibility study – A study or group of studies that determine the economic viability of a given mineral occurrence.

g/t or gpt – Grams per metric ton.

Grade – A term used to assign metal value to resources and reserves, such as gram per ton (g/t) or troy ounces per ton (oz/ton).

Gravity – A methodology using instrumentation allowing the accurate measuring of the difference between densities of various geological units in situ.

Heap leaching – A process which uses dilute sodium-cyanide solutions to percolate through run-of-mine or crushed ore heaped on lined pad to dissolve gold and/or silver.

in-situ – in its natural position

Mineral – A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization – A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mineral deposit – A mineralized body, which has been intersected by a sufficient number of drill holes or by underground workings to give an estimate of grade(s) of metal(s) and thus to warrant further exploration or development. A mineral deposit does not qualify as a commercially viable mineral deposit with reserves under standards set by the U.S. Securities and Exchange Commission until a final, comprehensive, economic, technical and legal feasibility study has been completed.

Mining – The process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

NSR – A net smelter returns royalty, which is customarily calculated by subtracting from gross revenues a deduction for calculated mill recoveries, transport costs of any concentrates to a smelter, treatment and refining charges, and other deductions at the smelter and multiplying that result by the prescribed rate.

Open pit – Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

Ore - A natural aggregate of one or more minerals which, at a specified time and place, may be mined and processed and the product(s) sold at a profit or from which some part may be profitably separated.

Ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

Ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore

Oxide – gold bearing ore which results from the oxidation of near surface sulfide ore

Quartz – a mineral composed of silicon dioxide, SiO2 (silica).

Reclamation – The process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

Rock – indurated naturally occurring mineral matter of various compositions.

Sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis.

SEC Industry Guide 7 – U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations.

Sediment – particles transported by water, wind, gravity or ice.

Sedimentary rock – rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited

Strike – the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal

Strip – to remove barren rock or overburden in order to expose ore

Vein – a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

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

The Company

Overview

We are a mining company that was formed in Nevada on July 2, 2007. As a mining company, we are engaged in the production of previous metals. Our activities are not limited to production and they also include acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Mining has acquired two projects, as described below. Our target properties are those that have been the subject of historical exploration. We have generated revenue from mining operations.

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiaries Compañía Minera Cerros del Sur, S.A de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. and holds other mining concessions. Its workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation.

On January 11, 2016, the Company authorized a 5.5:1 reverse stock split on its shares of common stock with a record date of January 11, 2016. The reverse split has not yet been approved and announced by FINRA.

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

As part of our initial Plan of Operations for UP & Burlington, we have two-phases. During Phase I, we have obtained the necessary permitting to make an additional access road and surface improvements. We have implemented a bulk sample project on the surface of a 2,500 foot per day-lighted vein to depths of 40-60 feet. We plan to implement a Confirmatory Core Drilling Program that will be (NI43-101) compliant, with Vein Definition and Ore Valuation. In Phase II, we plan to contract an underground mining and operations plan, expand portal development leveraging existing underground access and implement underground mining to a depth based on optimizing costs versus processed ore value. There is no guarantee that we will be successful in implementing either Phase I or Phase II.

The Company and its independent consultants have developed a detailed exploration-drilling program to confirm and expand mineralized zones in these mines and collect additional environmental and technical data. The first phase of confirmation and expansion will begin in 2015 and the Company intends to continue evaluation, metallurgical testing, engineering and environmental programs and studies during 2016 and soon thereafter update the historic feasibility study and environmental permit applications.

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

UP and BURLINGTON (Lemhi County, Idaho)

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

CLAVO RICO (Honduras, Central America)

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), imposes strict, joint, and several liabilities on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. Our properties, because of past mining activities, could give rise to potential liability under CERCLA.

Under the Resource Conservation and Recovery Act (RCRA) and related state laws, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous or solid wastes associated with certain mining-related activities. RCRA costs may also include corrective action or cleanup costs.

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

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2015, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding additional permanent employees, as well as the possible purchase or lease of equipment.

Employees

As of the date of this filing, we currently employ ninety-five (95) full-time employees and generally around twenty-one (21) temporary employees in the United States and Honduras. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

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

Since our inception in 2007, we have had nominal operations and incurred operating losses. As of December 31, 2015, our accumulated deficit since inception was $13,335,797. We have substantial current obligations and at December 31, 2015, we had $18,039,976 of current liabilities compared to only $1,140,777 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

As we are in the beginning stages of our exploration activities on UP & Burlington, and such property has not generated revenue in the recent past, we expect to incur additional losses in the foreseeable future, and such losses may continue to be significant. To become profitable, we must be successful in raising capital to continue with our mining efforts, exploration activities, meet the work commitment requirements on UP & Burlington and Clavo Rico, discover economically feasible mineralization deposits and establish reserves, successfully develop the properties and finally realize adequate prices on our minerals in the marketplace. It could be years before we receive any revenues from gold production, if ever. Thus, we may never be profitable.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2015. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

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

We will be required to raise significantly more capital in order to develop UP & Burlington for mining production, assuming economically viable reserves exist. There is no assurance that our investments in UP & Burlington will be financially productive. We will also be required to raise significantly more capital in order to fund our Clavo Rico operations. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold, base metals, and other minerals we are able to mine, the status of the national and worldwide economy, and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely may lose our lease and options to acquire an ownership interest in UP & Burlington and be unable to fund our operations at the Clavo Rico mine in Honduras. This would likely lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

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

Our ability to obtain additional and continuing funding, and our profitability in the event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold. Further, the gold deposits that are recovered from our Clavo Rico mine with also be subject to the volatility in the price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration and development of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future development of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

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

Our business is subject to a number of risks and hazards generally, including but not limited to, adverse environmental conditions, industrial accidents, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment, and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our properties, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time (but we will carry all insurances that we are required to by law, such as motor vehicle and workers’ compensation, plus other coverage that may be in the best interest of the Company). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration and operations are often not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities, which will adversely affect our financial condition.

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

The probability of a mining claim having the necessary quantity and quality to result in a profitable mining operation is uncertain, and our claims, even with large investments by us, may never generate a profit.

We are dependent upon the successful exploration of our mining property and the discovery of valuable mineralization on the property. All anticipated future revenues would come directly or indirectly from the UP & Burlington and Clavo Rico projects. Should we fail to locate economically extractable mineralization on our property, or enter into an agreement to option and sell our interests to some other mining operation, we will have no revenue and our business will fail.

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

Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on UP & Burlington and/or on Clavo Rico, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our project.

Our mining operations are subject to numerous federal, state, and local statutory and regulatory standards relating to the use, storage, and disposal of hazardous substances. We use cyanide, propane and industrial lubricants and other substances at our mining locations, which are or could become classified as hazardous substances. If it is discovered that any hazardous substances have been released into the environment at or by the project in concentrations that exceed regulatory limits, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations (or any change thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the project into compliance. Furthermore, we may be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

UP & Burlington and Clavo Rico are subject to royalties on production.

As part of our purchase of UP & Burlington, we granted a Net Smelter Royalty (“NSR”) of 3%. Additionally, our Clavo Rico project has a NSR of 5% in addition to a refinery royalty of 3%. In addition, claims made by currently-unknown third parties for historical royalties may be asserted against us.

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

We may never find commercially viable gold or other reserves on UP and Burlington.

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

Mineral deposit estimates are imprecise and subject to error.

Mineral deposit estimation calculations may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from any original estimations. Despite future investment in exploration activities, there is no guarantee we will locate additional commercially viable ore deposits or reserves. Most exploration projects do not result in discovery of commercially viable and mineable ore deposits. With little capital available, we will have to limit our exploration, which decreases the chances of finding a commercially viable ore body. Even if potentially promising mineralization is identified at UP & Burlington, we may choose to not begin production due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. Further, we may cease our production operations at Clavo Rico due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If exploration activities do not suggest a commercially successful prospect, then we may altogether abandon plans to pursue efforts to further develop these properties.

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

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2015 and our related consolidated statements of operations, deficiency in stockholders’ deficit, and cash flows for the year ended December 31, 2015, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Risks Associated with Our Common Stock

Trading on the Over the Counter markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Pink tier of the over-the-counter markets administered by OTC Markets Group, Inc under the symbol “IMII”. Trading in stock quoted on over the counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the over the counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholders’ ability to buy and sell our stock.

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

FINRA sales practice requirements may also limit a stockholders’ ability to buy and sell our stock.

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

If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

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

UP & Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP & Burlington site confirming that the patented claims cover an area that is six hundred feet by three thousand feet (600‘x3000’). The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types. With our purchase of UP & Burlington, we have the benefit of working on private land, which requires only a hauling/road permit to commence significant operations.

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

The Company and its independent consultants have developed a detailed exploration-drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase of confirmation and expansion drilling began in 2013. The Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies and has updated the historic feasibility study and environmental permit applications.

Clavo Rico Gold Mine, Honduras, Central America

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiaries Compañía Minera Cerros del Sur, S.A de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. and holds other mining concessions. Its workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation.

The Company’s primary mine is located on the 200 hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S. de R.L. as a small family business. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.5%. This company has since invested over five million dollars in the expansion and development of the mine and surrounding properties.

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East STE 280, Murray, Utah 84117. During the year ended December 31, 2015, we paid monthly rent of approximately $450 for use of a corporate office, which we anticipate will be sufficient until we commence full operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Pink tier of the over-the-counter markets administered by OTC Markets Group, Inc under the trading symbol “IMII.” We cannot assure you that there will be a market in the future for our common stock.

OTC securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC securities transactions are conducted through a telephone and computer network connecting dealers. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The following table reflects the high and low bid information for our common stock and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
2015
October 31, 2014	$1.18	$0.70
January 31, 2015	$0.75	$0.20
April 30, 2015	$0.40	$0.09
July 31, 2015	$0.280	$0.090
September 30, 2015	$0.25	$0.08
December 31, 2015	$0.35	$0.13

2014
October 31, 2013	$1.55	$1.01
January 31, 2014	$1.200	$0.510
April 30, 2014	$1.230	$0.510
July 31, 2014	$1.150	$0.840

Holders

As of December 31, 2015 there were 1502 holders of record of our common stock. As of April 21 there were 1,501 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of April 21, 2015 we have an equity compensation plan: the 2013 Incentive Stock Plan.

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

On October 20, 2015, the Company issued 100,000 shares of common stock to Firstfire Global Opportunities Fund in consideration of a note extension. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

On December 17, 2015, the Company issued 500,000 shares of common stock to an investor for cash. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 5, 2016, 100,000 shares of common stock were issued to Brunson Chandler & Jones PLLC as payment for legal services performed for the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 11, 2016, the Company issued 5,194,537 shares of common stock to The Panamera Trust pursuant to the exercise of a warrant. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 11, 2016, the Company issued 5,925,192 shares of common stock to Cornerstone Holdings LTD pursuant to the exercise of a warrant. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Repurchases and Cancellations of Securities

MDL Ventures returned 250,000 shares to the Company for cancellation on November 3, 2015.

On December 15, 2015, the Company entered into a Settlement Agreement with Brian Brewer through which he agreed to return up to 500,000 shares of common stock in the Company. Pursuant to the terms of that Settlement Agreement, 83,335 shares of common stock were returned to the Company for cancellation on December 18, 2015, 83,333 shares of the Company were returned to the Company for cancellation on January 15, 2016, 83,333 shares of the Company were returned to the Company for cancellation on February 17, 2016, 83,333 shares of the Company were returned to the Company for cancellation on March 15, 2015, and 83,333 shares of the Company were returned to the Company for cancellation on April 20, 2016.

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

Overview

On February 25, 2013, Inception Mining, Inc. (“Inception” or the “Company”) and its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Inception purchased the UP & Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Inception, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources was an entity owned by and under the control of a shareholder. This transaction is deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”). We were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Assert Purchase Agreement. As a result of such acquisition, our operations are now focused on the ownership and operation of the mine acquired from Inception Resources. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

We are a mining exploration stage company engaged in the acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Resources has acquired two projects, as described below. Our target properties are those that have been the subject of historical exploration. We have not generated revenue from mining operations.

UP & Burlington Gold Mine

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP & Burlington Gold Mine (“UP & Burlington” or the “Mine”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013(the “Asset Purchase Agreement”). We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP & Burlington.

UP & Burlington is a private gold property that was discovered in 1892 and has been held unused in a family trust for the past 75 years. UP & Burlington is located in County of Lemhi, Northwest of Salmon, Idaho, at an elevation of 7,994 feet. The UP & Burlington site is located six miles from the city of Salmon; is 0.6 miles away from the closest major road (Ridge Rd.); and is 1.56 miles away from the closest major power line. We believe Salmon, along with the surrounding County of Lemhi, provides an excellent infrastructure for our mine. Salmon has a population of 3,122 and Lemhi County has a population of 7,806. In September 2011, heavy maintenance and right-of-way repair was completed and a new road to UP & Burlington was constructed.

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

As part of our initial Plan of Operations for UP & Burlington, we have two-phases. During Phase I, we have obtained the necessary permitting to make an additional access road and surface improvements. We have implemented a bulk sample project on the surface of a 2,500 foot per day-lighted vein to depths of 40-60 feet. We plan to implement a Confirmatory Core Drilling Program that will be (NI43-101) compliant, with Vein Definition and Ore Valuation. In Phase II, we plan to contract an underground mining and operations plan, expand portal development leveraging existing underground access and implement underground mining to a depth based on optimizing costs versus processed ore value. There is no guarantee that we will be successful in implementing either Phase I or Phase II.

Our Tactical Plan includes obtaining a Lemhi County Conditional Use Permit, an Idaho Department of Lands Surface Reclamation Bond and permitting for the U.S. Forest Service Access Road, as well as obtaining major contracts such as geotechnical contracts, surface mining contracts, toll processing contracts and underground mine plan contracts.

The Company and its independent consultants have developed a detailed exploration drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase of confirmation and expansion drilling will begin in 2016 and the Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies during 2016 and soon thereafter update the historic feasibility study and environmental permit applications.

We also plan to review opportunities and acquire additional mineral properties with current or historic precious and base metal mineralization with meaningful exploration potential.

Clavo Rico Mine

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiaries Compañía Minera Cerros del Sur, S.A de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. and holds other mining concessions. Its workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation.

The Company’s primary mine is located on the 200 hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S. de R.L. as a small family business. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.9%. This company has since invested over five million dollars in the expansion and development of the mine and surrounding properties.

The operations begin by crushing ore to approximately 3/8-inch size pebbles, which is then mixed with sand and loaded on the recovery pad for processing. The ore is sprinkled with a solution that leaches the gold from the rock, and the solution is collected and processed on-site at Clavo Rico’s own ADR plant. The dore bars that result from this process are shipped to the USA for refining.

Prior to the expansion, the mine had only been processing approximately 500 tons of ore per month. The current recovery operation has been sized to handle from 500 to 1,000 tons of ore per day on a recovery bed that has the capacity to receive up to 800,000 tons of ore. This expansion represents a sizeable increase in capacity. The company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the recovery bed to capacity by the end of 2017.

The ore body has had some preliminary drilling undertaken by the company and the assays of samples indicate that the ore should have grades in the range of 2-5 grams of gold per ton.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

We had a net loss of $10,239,578 for the year ended December 31, 2015, which was $10,054,748 more than the net loss of $182,277 for the year ended December 31, 2014. This change in our results over the two periods is primarily the result of an increase in cost of goods sold of $1,237,538, an increase of $5,344,442 in interest expenses due to beneficial conversion features, a change of $2,944,510 in derivative liabilities and an increase of $1,049,207 in general and administrative expenses primarily due to consulting expenses. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase/
	2015	2014	(Decrease)
Revenues	$3,524,439	$3,129,773	$394,666
Cost of Sales	3,742,110	2,504,572	1,237,538
General and Administrative	1,445,964	396,757	1,049,207
Depreciation and Amortization Expenses	98,243	390,528	(292,285)
Total Operating Expenses	5,286,317	3,291,857	1,994,460
(Loss) from Operations	(1,761,878)	(162,084)	1,599,794
Other Income (expense)	28,578	28,549	(29)
Change in Derivative Liabilities	(2,944,510)	-	2,944,510
Loss on Extinguishment of Debt	(30,581)	-	30,581
Loss on Impairment of Mining Claim	(135,450)	-	135,450
Interest Expense	(5,393,184)	(48,742)	5,344,442
Loss from Operations Before Taxes	(10,237,025)	(182,277)	10,054,748
Net Loss	$(10,237,025)	$(182,277)	$10,054,748

Liquidity and Capital Resources

Our balance sheet as of December 31, 2015, reflects assets of $1,140,777. As we had cash in the amount of $137,639 and a working capital deficit in the amount of $16,819,832 as of December 31, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2015	December 31, 2014
Current assets	$1,140,777	$1,955,496
Current liabilities	17,960,609	6,645,988
Working capital deficit	$(16,819,832)	$(4,690,492)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss since inception of $13,427,504. In addition, there is a working capital deficiency of $16,819,832 and a stockholder’s deficiency of $15,114,761 as of December 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2015	2014
Net Cash Provided by Operating Activities	$34,933	$356,751
Net Cash Used in Investing Activities	(377,975)	(692,145)
Net Cash Provided by Financing Activities	304,459	459,980
Effects of Exchange Rate Changes on Cash	(2,746)	(4,741)
Net Increase (Decrease) in Cash	$(41,329)	$119,845

Operating Activities

Net cash flow provided by operating activities during the year ended December 31, 2015 was $34,933 – a decrease of $321,818 from the $356,751 net cash provided by during the year ended December 31, 2014.

Investing Activities

Cash used in investing activities during the year ended December 31, 2015 was $377,975 – a decrease of $314,170 from the $692,145 net cash outflow during the year ended December 31, 2014.

Financing Activities

Financing activities during the year ended December 31, 2015, provided $304,459 to us, a decrease of $155,521 from the $459.980 provided by financing activities during the year ended December 31, 2014. During the year ended December 31, 2015, the company received $675,000 from notes payable, $19,909 in advances from related parties, made payments of $305,000 in cash on notes payable and $134,450 in cash on convertible notes and received $49,000 in cash from the issuance of common stock.

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2015, the Company incurred net losses of $10,239,578 and provided $34,933 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Management is currently working to make changes that will result in profitable operations and to obtain additional funding sources to meet the Company’s need for cash during the next twelve months and beyond.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiaries, Inception Development, Corp., Clavo Rico Development Corp., Clavo Rico, Ltd. and Compañía Minera Cerros del Río, S.A. de C.V., and its controlling interest subsidiaries, Compañía Minera Cerros del Sur, S.A. de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Inventories, Stockpiles and Mineralized Material on Leach Pads - Inventories, including stockpiles and mineralized material on leach pads are carried at the lower of cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, mineralized material on leach pads and inventories to net realizable value are reported as a component of costs applicable to mining revenue. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, direct labor, mine site and processing facility overhead costs, stock-based compensation, and depreciation, amortization and depletion.

Stockpiles - Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton.

Mineralized Material on Leach Pads - The Company utilizes a heap leaching process to recover gold from its mineralized material. Under this method, the mineralized material is placed on leach pads where it is treated with a chemical solution that dissolves the gold contained in the material. The resulting gold-bearing solution is further processed in a facility where the gold is recovered. Costs are added to mineralized material on leach pads based on current mining and processing costs, including applicable depreciation relating to mining and processing operations. Costs are transferred from mineralized material on leach pads to subsequent stages of in-process inventories as the gold-bearing solution is processed. The value of such transferred costs of mineralized material on leach pads is based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and a recovery percentage.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the quantities and grades of material placed on leach pads to the quantities and grades quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

In-process Inventories - In-process inventories represent mineralized materials that are currently in the process of being converted to a saleable product through the absorption, desorption, recovery (ADR) process. The value of in-process material is measured based on assays of the material fed into the process and the projected recoveries of material. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventories - Finished goods inventories include gold that has been processed through the Company’s ADR facility and are valued at the average cost of their production.

Exploration and Development Costs - Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB ASC 930, Extractive Activities- Mining. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

Mineral Rights and Properties - We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Industry Guide 7, exploration expenditures are expensed as incurred. We expense care and maintenance costs as incurred.

We review the carrying value of our mineral rights and properties for impairment whenever there are negative indicators of impairment. Our estimate of the gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in the mineral claims and properties. Although we have made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our mineral claims and properties and possibly require future asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. We use the units-of-production method to deplete the mineral rights and properties.

Fair Value Measurements - The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

Long-Lived Assets - We review the carrying amount of our long-lived assets for impairment whenever there are negative indicators of impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows.

Properties, Plant and Equipment - We record properties, plant and equipment at historical cost. We provide depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Processing and laboratory	5 to 15 years
Furniture and fixtures	2 to 3 years

Reclamation Liabilities and Asset Retirement Obligations - Minimum standards for site reclamation and closure have been established for us by various government agencies. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.

Revenue Recognition - Revenue is recognized from sales when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Gold revenue is recorded at an agreed upon spot price and gold ounce measurement resulting in revenue and a receivable at the time of sale. Gold revenue is recorded net of refining charges and discounts. Sales of by-products (such as silver) are credited to costs applicable to mining revenue.

All accounts receivable amounts are due from a single customer. Substantially all mining revenues recorded in the current period also related to the same customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product.

Stock Issued For Goods and Services - Common and preferred shares issued for goods and services are valued based upon the fair market value of our common stock or the goods and services received, whichever is the most reliably measurable on the date of issue.

Stock-Based Compensation - For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the estimated fair value on the grant date of the award.

Loss per Common Share - Basic net loss per common share is computed by dividing net loss, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive loss per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred net losses for the periods presented, all equity-linked instruments are considered anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2015 and 2014.

Derivative Liabilities - Derivatives liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the consolidated statements of operations. We do not hold or issue any derivative financial instruments for speculative trading purposes.

Income Taxes - The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. The Company provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such deferred tax assets to be more likely than not.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of inventories and mineralized material on leach pads, the estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, convertible preferred stock, derivative assets and liabilities, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

Non-Controlling Interest Policy – Non-controlling interest (NCI) is the portion of equity ownership in a subsidiary not attributable to the parent company, who has a controlling interest and consolidates the subsidiary's financial results with its own.The amount of equity relating to the non-controlling interest is separately identified in the equity section of the balance sheet and the amount of the net income (loss) relating to the non-controlling interest is separately identified on the statement of operations.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

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

On February 11, 2015, the Company engaged Sadler, Gibb & Associates, LLC of Salt Lake City, Utah, as its new independent registered public accountant. During the year ended July 31, 2014, and prior to February 11, 2015 (the date of the new engagement), we did not consult with Sadler, Gibb & Associates, LLC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit that might be rendered on the Company’s financial statements by Sadler, Gibb & Associates, LLC, in either case where written or oral advice provided by Sadler, Gibb & Associates, LLC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of July 31, 2015 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the year ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have five directors.

Our current directors and officers are as follows:

Name	Age	Position

Michael Ahlin	67	Chief Executive Officer, President, Secretary and Director

Trent D’Ambrosio	51	Chief Financial Officer and Director

Whit Cluff	65	Director

Reed Benson	69	Director

Kay Briggs	71	Director

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

Michael Ahlin, Chief Executive Officer, President, Treasurer, Secretary and Director

Mr. Ahlin is a seasoned executive with several decades of experience who has founded numerous startups and has held executive management positions in public and private companies in various industries. From 1985 through the present, Mr. Ahlin has served as the founder and President of WetCor, Inc., a multi-disciplined Engineering Construction Firm licensed in numerous states and performing both bid and design/build projects including minerals processing, mining, water treatment, energy, Medical (5 MRE centers), geothermal power, and renewable energy and commercial buildings. In addition, from 2004 through the present, Mr. Ahlin has served as a Managing Partner of Cactus Management Services LLC. Mr. Ahlin has served as the Company’s CEO since inception. Mr. Ahlin was appointed as CEO, President, Treasurer, Secretary and Director of the Company on February 25, 2013. Mr. Ahlin received a Bachelor of Science degree in Mechanical Engineering and a Master of Business Administration degree from the University of Utah in 1971 and 1977, respectively.

Trent D’Ambrosio, Chief Financial Officer and Director

Mr. D’Ambrosio has been a Director of Inception Mining Inc. since February 28, 2013. From October 2011 through the March 2013, Mr. D’Ambrosio has held the positions of Interim Chief Executive Officer and Chief Financial Officer of Inception Holdings LLC, a resource exploration company, and is the responsible for the overall strategic direction for the organization. His professional record includes 25 years of management and financial services experience with companies ranging from Fortune 500 companies to start ups.

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

Reed Benson, Director

Mr. Benson has been a director from October 2, 2015 to the present. From September, 2008, to the present, in addition to the private practice of law, he is a founder and partner of Legends Capital Group, LLC, a privately held venture capital group that identifies investment opportunities in natural resources, bio tech and technology fields. From October 2004 to September 2008 he was employed as Chief Financial Officer, Secretary, and General Counsel and member of Board of Directors of Broadcast International, Inc., a publically traded communications services company. From 2001 to October 2004, he was in the private practice of law where his practice focused on tax and business related matters. From July 1995 to January 2001 he was secretary and general counsel for Data Broadcasting Corporation, a provider of market information to individual investors. Mr. Benson received J.D. degree from the University of Utah School of Law in 1976 and a Bachelor of Science Degree in Accounting from the University of Utah in 1971. Mr. Benson became a Certified Public Accountant in 1974. Mr. Benson’s experience in finance, accounting and business consulting, together with his prior public company directorship, provide Mr. Benson with expertise enabling critical input to our Board decision-making process.

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

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Ahlin, Chief	2015	0	0	0	0	0	0	25,000	25,000
Executive Officer, President, Secretary, and Director	2014	0	0	0	0	0	0	0	0

Trent D’Ambrosio,	2015	0	0	0	0	0	0	0	0
Chief Financial Officer and Director	2014	0	0	0	0	0	0	0	0

Whit Cluff,	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

Reed Benson,	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

Kay Briggs,	2015	0	0	0	0	0	0	5000	5000
Director	2014	0	0	0	0	0	0	0	0

Option Grants

As of December 31, 2015 we had not granted any options or stock appreciation rights to our named executive officers or directors.

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

Our directors did not receive any compensation for their services as directors from our inception through December 31, 2015. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership, as of April 21, 2016, of our common stock by each of our directors, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 21, 2016, there were 264,750,145 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (1)	64,346,250	24.3%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Madison, LLC (2)	13,727,200	5.18%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

All 5% beneficial owners as a group		78,073,450	29.48%

(1)	Legends Capital Group, LLC is beneficially controlled by Jason Briggs, the nephew of Kay Briggs, a director. Reed Benson, a director of the Company, owns an 11% equity interest in Legends Capital Group, LLC.

(2)	Madison, LLC is beneficially controlled by Jason Briggs, the nephew of Kay Briggs.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Michael Ahlin (1)	2,750,000	1.04%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Trent D’Ambrosio (1)	3,855,929	1.46%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Whit Cluff (1)	1,375,000	0.52%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Reed Benson (1)	5,147,700 (2)	1.94%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Kay Briggs (1)	1,715,900	0.65%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

All Officers and Directors as a Group		14,844,529	5.61%

(1)	Executive officer and/or director of the Company.

(2)	These shares are held by Moreland Family, LLC, whose majority member is Jeanne Benson, Mr. Benson’s wife.

Changes in Control

As a result of the Clavo Rico Merger Agreement described herein, a change in control of the Company occurred.

Securities authorized for issuance under equity compensation plans.

As of December 31, 2015, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. The Company has received cash advances of $19,909 from related parties during the fiscal year ending December 31, 2015. At the Closing of the Merger on October 2, 2015, the Company assumed certain debts in Clavo Rico Ltd. that were owed to related parties as described below:

12/31/2015
Claymore Management convertible note payable	$185,000
GAIA Ltd convertibe note payable	1,150,000
Legends Capital convertible note payable	765,000
LWB Irrev Trust convertible note payable	1,101,000
Silverbrook Corporation convertible note payable	2,227,980
MDL Ventures convertible note payable	774,635
Total convertible notes payable	6,203,615
Less unamortized discount	(4,317,657)
Total convertible notes payable, net of unamortized debt discount	$1,885,958

The total amount of these convertible notes is $6,203,615. All of the related party transactions are further described in the notes to the Financial Statements filed with this Annual Report.

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2015, and the review of our quarterly reports for such years amounted to $59,315. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2014, and the review of our quarterly reports for such year, amounted to $0.

Audit Related Fees. For the year ended December 31, 2015 and the year ended December 31, 2014, there were no fees billed for other audit related fees.

Tax Fees. For the year ended December 31, 2015 and the year ended December 31, 2014, we paid $0 and $0, respectively, for tax fees.

All Other Fees. For the year ended December 31, 2015 and the year ended December 31, 2014, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2015 or the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (9)
4.4	Convertible Promissory Note issued to Iconic Holdings, LLC (9)
4.5	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated September 24, 2014 (10)
4.6	Convertible Promissory Note issued to Typenex Co-Investment, LLC (10)
4.7	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (10)
4.8	Convertible Promissory Note issued to Claymore Management dated October 2, 2015*
4.9	Convertible Promissory Note issued to GAIA, Ltd. dated October 2, 2015*
4.10	Convertible Promissory Note issued to Legends Capital Group dated October 2, 2015*
4.11	Convertible Promissory Note issued to LWB Irrevocable Trust dated October 2, 2015*
4.12	Convertible Promissory Note issued to Silverbrook Corporation dated October 2, 2015*
4.13	Amendment to Convertible Promissory Note issued to MDL Ventures dated January 1, 2016*
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
10.16	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)
10.17	Agreement and Plan of Merger dated August 4, 2015 (11)
10.18	Addendum to Agreement and Plan of Merger (11)
21.1	List of Subsidiaries*
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: May 3, 2016	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	May 3, 2016

/s/ Michael Ahlin
Michael Ahlin	Director	May 3, 2016

/s/ Whit Cluff
Whit Cluff	Director	May 3, 2016

/s/ Kay Briggs
Kay Briggs	Director	May 3, 2016

/s/ Reed Benson
Reed Benson	Director	May 3, 2016

INCEPTION MINING, INC.

CONTENTS

PAGE	F-1	REPORTS OF REGISTERED INDEPENDENT AUDITORS

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

PAGE	F-6	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PAGE	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

PAGES	F-8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Inception Mining, Inc.

We have audited the accompanying consolidated balance sheet of Inception Mining, Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. Inception Mining, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inception Mining, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 3, 2016

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of

Inception Mining, Inc.

We have audited the accompanying consolidated balance sheet of Inception Mining, Inc. as of December 31, 2014, and the related consolidated statement of operations and comprehensive loss, and consolidated statement of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Management is also responsible for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

PBX (504) 2270 – 7364 al 7366

E-mail tovarlopez@pkfhonduras.com | pkfhonduras@yahoo.com |

www.pkfhonduras.com, P.O. Box 30209 | Edificio Metrópolis, Torre II, Nivel 24

Con oficinas en: Tegucigalpa, San Pedro Sula, La Ceiba | Honduras, C.A.

PKF-Tovar López is a member firm of PKF International Limited.

PKF International Limited is a network of legally independent member firms with representation in 125 countries.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, except for the effects of such adjustments, the consolidated financial statements referred to above, present fairly, in all material respects, the combined financial position of Inception Mining, Inc. as of December 31, 2014 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Tegucigalpa, Honduras
April 30, 2015

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$137,639	$159,678
Accounts receivable	8,389	5,250
Accounts receivable - related parties	6,706	24,622
Inventories	969,986	1,703,882
Prepaid expenses and other current assets	18,057	62,065
Total Current Assets	1,140,777	1,955,497

Property, plant and equipment, net	1,759,673	2,289,730
Mining rights and concessions	-	216,126
Other assets	24,769	25,242
Total Assets	$2,925,219	$4,486,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$309,085	$338,219
Accrued liabilities	4,883,693	1,018,789
Advances due to related parties	728,543	-
Notes payable	70,000	-
Convertible notes payable, net of debt discount of $125,265 and $0 as of December 31, 2015 and 2014, respectively	117,235	60,000
Convertible note payable - related party, net of debt discount of $4,317,657 and $0 as of December 31, 2015 and 2014, respectively	1,885,958	5,228,980
Derivative liability	9,966,095	-
Total Current Liabilities	17,960,609	6,645,988

Long-term convertible notes payable, net of debt discount of $53,345 and $0 as of December 31, 2015 and 2014, respectively	1,655	-
Mine reclamation obligation	77,716	29,637
Total Liabilities	18,039,980	6,675,625

Commitments and Contingencies (See Note 8)

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 255,350,251 and 240,225,901 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2,554	2,402
Additional paid-in capital	(1,446,169)	1,047,465
Accumulated deficit	(13,427,504)	(3,191,220)
Accumulated comprehensive loss	(235,492)	(42,821)
Total Controlling Interest	(15,106,611)	(2,184,174)
Non-Controlling Interest	(8,150)	(4,856)
Total Stockholders’ Equity (Deficit)	(15,114,761)	(2,189,030)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,925,219	$4,486,595

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31, 2015	December 31, 2014
Precious Metals Income	$3,524,439	$3,129,773

Operating Expenses
Cost of sales	3,742,110	2,504,572
General and administrative	1,445,964	396,757
Depreciation and amortization expense	98,243	390,528
Total Operating Expenses	5,286,317	3,291,857
Loss from Operations	(1,761,878)	(162,084)

Other Income/(Expenses)
Other income (expense)	28,578	28,549
Change in derivative liability	(2,944,510)	-
Loss on extinguishment of debt	(30,581)	-
Loss on impairment of mining claim	(135,450)	-
Interest expense	(5,395,737)	(48,742)
Total Other Income/(Expenses)	(8,477,700)	(20,193)

Loss from Operations before Income Taxes	(10,239,578)	(182,277)
Provision for Income Taxes	-	-
NET LOSS	(10,239,578)	(182,277)
NET LOSS - Non-Controlling Interest	3,294	3,370
NET LOSS - Controlling Interest	$(10,236,284)	$(178,907)

Net loss per share - Basic and Diluted	$(0.04)	$(0.00)
Weighted average number of shares outstanding during the period - Basic and Diluted	243,944,759	240,225,901
Other Comprehensive Loss

Exchange differences arising on translating foreign operations	(192,671)	(601,115)
Total Comprehensive Loss	(10,432,249)	(783,392)
Total Comprehensive Loss - Non-Controlling Interest	3,483	3,913
Total Comprehensive Loss - Controlling Interest	$(10,428,766)	$(779,479)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Common stock		Additional	Other			Total
	($0.00001Par)		Paid-in	Comprehensive	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interest	Deficiency
Balance, December 31, 2013	240,225,901	$2,402	$1,047,465	$558,295	$(3,012,313)	$(1,486)	$(1,405,637)
Foreign currency translation adjustment	-	-	-	(601,116)	-	-	(601,116)
Net loss for the year	-	-	-	-	(178,907)	(3,370)	(182,277)
Balance, December 31, 2014	240,225,901	2,402	1,047,465	(42,821)	(3,191,220)	(4,856)	(2,189,030)
Recapitalization	14,757,683	148	(2,572,630)	-	-	-	(2,572,482)
Shares issued for debt settlement	100,000	1	29,999	-	-	-	30,000
Shares issued for cash	500,000	5	48,995	-	-	-	49,000
Share cancellation	(233,333)	(2)	2	-	-	-	-
Foreign currency translation adjustment	-	-	-	(192,671)	-	-	(192,671)
Net loss for the year	-	-	-	-	(10,236,284)	(3,294)	(10,239,578)
Balance, December 31, 2015	255,350,251	$2,554	$(1,446,169)	$(235,492)	$(13,427,504)	$(8,150)	$(15,114,761)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net Loss	$(10,239,578)	$(182,277)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	362,172	390,528
Impairment of mining concessions	135,450	-
Loss on extinguishment of debt	30,581
Change in derivative liability	2,931,457	-
Change in warrant liability	13,051	-
Amortization of debt discount	1,124,682	-
Initial value of derivative liabilities	479,609	-
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(3,139)	(3,505)
Decr (incr) in other receivables - related parties	17,916	436
Decr (incr) inventories	733,896	(52,457)
Decr (incr) prepaid expenses and other current assets	613,064	30,843
Incr (decr) accounts payable	(29,134)	173,701
Incr (decr) accrued liabilities	3,864,904	(518)
Net Cash Provided by Operating Activities	34,933	356,751

Cash Flows From Investing Activities:
Advance receivable, related party	(431,507)	(106,617)
Purchase of fixed assets	53,532	(585,528)
Net Cash Used In Investing Activities	(377,975)	(692,145)

Cash Flows From Financing Activities:
Repayment of note payable	(305,000)	-
Repayment of convertible notes payable	(134,450)	-
Proceeds from notes payable	675,000	459,980
Proceeds from notes payable-related party	19,909	-
Proceeds from issuance of common stock	49,000	-
Net Cash Provided by Financing Activities	304,459	459,980
Effects of exchange rate changes on cash	(2,746)	(4,741)
Net Increase / (Decrease) in Cash	(41,329)	119,845
Cash at Beginning of Period	178,968	39,833
Cash at End of Period	$137,639	$159,678

Supplemental disclosure of cash flow information:
Cash paid for interest	$84,102	$48,742
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014

1. Nature of Business

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

On February 25, 2013, Gold American Mining Corp. and its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Inception purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Inception, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources was an entity owned by and under the control of the majority shareholder. This transaction is deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”). Inception was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Asset Purchase Agreement. As a result of such acquisition, the Company’s operations are now focused on the ownership and operation of the mine acquired from Inception Resources. Consequently, the Company believes that acquisition has caused us to cease to be a shell company as it no longer has nominal operations.

On May 17, 2013, the Company amended its articles of incorporation to change its name to Inception Mining, Inc. (“Inception” or the “Company”).

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiaries Compañía Minera Cerros del Sur, S.A de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. and holds other mining concessions. Pursuant to the agreement, the Company issued of 240,225,901 shares of common stock of Inception and assumed promissory notes in the amount of $5,488,980 and accrued interest of $3,434,426. Under this merger agreement, there was a change in control and it has been treated for accounting purposes as a reverse recapitalization with Clavo Rico, Ltd. being the surviving entity. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation.

The Company’s primary mine is located on the 200 hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S.A. de C.V. as a small family business. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.9%.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2015, the Company incurred net losses of $10,239,578 and provided $34,933 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Management is currently working to make changes that will result in profitable operations and to obtain additional funding sources to meet the Company’s need for cash during the next twelve months and beyond.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiaries, Inception Development, Corp., Clavo Rico Development Corp., Clavo Rico, Ltd. and Compañía Minera Cerros del Río, S.A. de C.V., and its controlling interest subsidiaries, Compañía Minera Cerros del Sur, S.A. de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Inventories, Stockpiles and Mineralized Material on Leach Pads - Inventories, including stockpiles and mineralized material on leach pads are carried at the lower of cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, mineralized material on leach pads and inventories to net realizable value are reported as a component of costs applicable to mining revenue. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, direct labor, mine site and processing facility overhead costs, stock-based compensation, and depreciation, amortization and depletion.

Stockpiles - Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton.

Mineralized Material on Leach Pads - The Company utilizes a heap leaching process to recover gold from its mineralized material. Under this method, the mineralized material is placed on leach pads where it is treated with a chemical solution that dissolves the gold contained in the material. The resulting gold-bearing solution is further processed in a facility where the gold is recovered. Costs are added to mineralized material on leach pads based on current mining and processing costs, including applicable depreciation relating to mining and processing operations. Costs are transferred from mineralized material on leach pads to subsequent stages of in-process inventories as the gold-bearing solution is processed. The value of such transferred costs of mineralized material on leach pads is based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of material placed on the leach pads (measured tons added to the leach pads), the grade of material placed on the leach pads (based on assay data) and a recovery percentage.

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the quantities and grades of material placed on leach pads to the quantities and grades quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

In-process Inventories - In-process inventories represent mineralized materials that are currently in the process of being converted to a saleable product through the absorption, desorption, recovery (ADR) process. The value of in-process material is measured based on assays of the material fed into the process and the projected recoveries of material. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines, stockpiles and/or leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventories - Finished goods inventories include gold that has been processed through the Company’s ADR facility and are valued at the average cost of their production.

Exploration and Development Costs - Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB ASC 930, Extractive Activities- Mining. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

Mineral Rights and Properties - We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Industry Guide 7, exploration expenditures are expensed as incurred. We expense care and maintenance costs as incurred.

We review the carrying value of our mineral rights and properties for impairment whenever there are negative indicators of impairment. Our estimate of the gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in the mineral claims and properties. Although we have made our best, most current estimate of these factors, it is possible that near term changes could adversely affect estimated net cash flows from our mineral claims and properties and possibly require future asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess recoverability of carrying value from other means, including net cash flows generated by the sale of the asset. We use the units-of-production method to deplete the mineral rights and properties.

Fair Value Measurements - The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

Long-Lived Assets - We review the carrying amount of our long-lived assets for impairment whenever there are negative indicators of impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows.

Properties, Plant and Equipment - We record properties, plant and equipment at historical cost. We provide depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Processing and laboratory	5 to 15 years
Furniture and fixtures	2 to 3 years

Reclamation Liabilities and Asset Retirement Obligations - Minimum standards for site reclamation and closure have been established for us by various government agencies. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized and amortized over the life of the related asset. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site.

Revenue Recognition - Revenue is recognized from sales when persuasive evidence of an arrangement exists, the price is determinable, the product has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured. Gold revenue is recorded at an agreed upon spot price and gold ounce measurement resulting in revenue and a receivable at the time of sale. Gold revenue is recorded net of refining charges and discounts. Sales of by-products (such as silver) are credited to costs applicable to mining revenue.

All accounts receivable amounts are due from a single customer. Substantially all mining revenues recorded in the current period also related to the same customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product.

Stock Issued For Goods and Services - Common and preferred shares issued for goods and services are valued based upon the fair market value of our common stock or the goods and services received, whichever is the most reliably measurable on the date of issue.

Stock-Based Compensation - For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the estimated fair value on the grant date of the award.

Loss per Common Share - Basic net loss per common share is computed by dividing net loss, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive loss per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred net losses for the periods presented, all equity-linked instruments are considered anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2015 and 2014.

Derivative Liabilities - Derivatives liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the consolidated statements of operations. We do not hold or issue any derivative financial instruments for speculative trading purposes.

Income Taxes - The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income, and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. The Company provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such deferred tax assets to be more likely than not.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of inventories and mineralized material on leach pads, the estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, convertible preferred stock, derivative assets and liabilities, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

Non-Controlling Interest Policy – Non-controlling interest (NCI) is the portion of equity ownership in a subsidiary not attributable to the parent company, who has a controlling interest and consolidates the subsidiary's financial results with its own. The amount of equity relating to the non-controlling interest is separately identified in the equity section of the balance sheet and the amount of the net income (loss) relating to the non-controlling interest is separately identified on the statement of operations.

Recently Issued Accounting Pronouncements – In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. This ASU provides that an entity that measured inventory by using first-in, first-out or average cost should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices of such inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within these fiscal years. Early application of this ASU is permitted as of the beginning of an interim or annual reporting period. The Company elected early application of this ASU, which did not have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent amounts in a classified statement of financial position. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent in a statement of financial position. This standard is effective financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is evaluating the timing of its adoption of this ASU. The Company elected early application of this ASU, which did not have a material impact on the consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Supplies	$124,598	$185,385
Mineralized Material on Leach Pads	$315,954	$1,518,497
ADR Plant	206,105	-
Finished Ore	323,329	-
Total Inventories	$969,986	$1,703,882

There were no stockpiles at December 31, 2015 and 2014.

During 2015, the Company evaluated the mineralized material on the leach pad and determined that all ore placed on the pad prior to January 1, 2015 had dropped below the economically viable level to recover materials. It was determined that the value of this mineralized material should be written to zero. The Company recognized a write-down of this mineralized material on the leach pad in the amount of $1,518,497 from its inventory-in-process amounts.

4. Derivative Financial Instruments

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

As of December 31, 2015 or December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

The derivative liability as of December 31, 2015, in the amount of $9,967,102 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015 and 2014:

	Debt Derivative Liabilities	Warrant Derivative Liabilities	Total
Balance, December 31, 2013	$-	$-	$-
Transfers in upon initial fair value of derivative liabilities	-	-	-
Change in fair value of derivative liabilities and warrant liability	-	-	-
Transfers to permanent equity upon conversion of note	-	-	-
Balance, December 31, 2014	-	-	-
Transfers in upon initial fair value of derivative liabilities	6,914,781	106,804	7,021,585
Change in fair value of derivative liabilities and warrant liability	2,931,459	13,051	2,944,510
Transfers to permanent equity upon conversion of note	-	-	-
Balance, December 31, 2015	$9,846,240	$119,855	$9,966,095
Net gain for the period included in earnings relating to the liabilities held at December 31, 2015	$2,931,459	$13,051	$2,944,510
Net gain for the period included in earnings relating to the liabilities held at December 31, 2014	$-	$-	$-

Debt derivatives – As described in Note 4, the Company issued convertible promissory notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At December 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $9,846,240. The Company recorded a gain from change in fair value of debt derivatives of $2,931,459 for the year ended December 31, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 213.00% to 309.45%, (3) weighted average risk-free interest rate of 0.14% to 1.06% (4) expected life of 0.10 to 1.94 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant liabilities – As described in Note 4, the Company issued warrants in conjunction with the issuance with the Typenex, JMJ Financial and Firstfire Global Convertible Promissory Notes. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At December 31, 2015, the Company marked to market the fair value of the warrant liability and determined a fair value of $119,855. The Company recorded a gain from change in fair value of warrant liability of $13,051 for the year ended December 31, 2015. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 339.39% to 377.99%, (3) weighted average risk-free interest rate of 1.31 to 1.76% (4) expected life of 3.75 to 4.59 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	-	-	-	-
Warrant derivative liabilities	-	-	119,855	119,855
Debt derivative liabilities	-	-	9,846,240	9,846,240
Total	$-	$-	$9,966,095	$9,966,095

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Land	$11,562	$12,022
Buildings	2,289,865	2,190,374
Mining Machinery and Equipment	964,651	1,255,574
Office Equipment and Furniture	42,289	15,880
Vehicles	88,160	84,910
	3,396,527	3,558,760
Less Accumulated Depreciation	(1,636,854)	(1,269,030)
Total Property, Plant and Equipment	$1,759,673	$2,289,730

During the years ended December 31, 2015 and 2014, the Company recognized depreciation expense of $328,408 and $390,528, respectively.

6. Mineral Rights and Properties

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiary, Compañía Minera Cerros del Sur, S.A. de C.V. and holds other mining concessions. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation. The Company’s primary mine is located on the 200 hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S.A. de C.V. as a small family business. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.9%. The Company has released its claim on some of the concessions and wrote-off the remaining balance of the mining rights for these concessions during the year ended December 31, 2015. The Company recognized an impairment of mining rights of $135,450,

Mining Rights
Balance, December 31, 2013	$225,726
Accretion of Mining Rights	(9,600)
Balance, December 31, 2014	216,126
Accretion of Mining Rights	(80,676)
Impairment of Mining Rights	(135,450)
Balance, December 31, 2015	$-

7. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $77,716 and $29,637 as of December 31, 2015 and 2014, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a risk free rate of 3.74% and an inflation rate of 2%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2015 and 2014 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the asset retirement obligation were as follows:

	2015	2014
Balance, Beginning of Year	$29,637	$22,991
Liabilities incurred	48,079	6,646
Disposal	-	-
Balance, End of Year	$77,716	$29,637

8. Accrued Liabilities

Accrued liabilities at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Accrued Liabilities	$725,897	$122,221
Accrued Salaries and Benefits	144,651	57,514
Advances Payable	258,041	-
Smelter Royalties Payable	13,154	-
Advances Payable - related parties	728,543	839,054
Accrued Interest Payable	3,741,948	-
Total Accrued Liabilities	$5,612,234	$1,018,789

9. Notes Payable

Pine Valley Investments – On September 9, 2015, the Company issued an unsecured Short-Term Promissory Note (“Note”) to PineValley Investments in the principal amount of $250,000 (the “Note”) due on September 28, 2015 and bears a 10% interest rate. The Company made a payment of $275,000 for the principal and accrued interest balance of $25,000 on September 28, 2015. The note and accrued interest were paid in full. The Company recognized $25,000 in interest expense for the year ended December 31, 2015.

On November 11, 2015, the Company issued an unsecured Short-Term Promissory Note (“Note”) to PineValley Investments in the principal amount of $35,000 (the “Note”) due on November 18, 2015 and bears a 10% interest rate. The Company made a payment of $35,350 for the principal and accrued interest balance of $350 on December 9, 2015. The note and accrued interest were paid in full. The Company recognized $350 in interest expense for the year ended December 31, 2015.

On November 18, 2015, the Company issued an unsecured Short-Term Promissory Note (“Note”) to PineValley Investments in the principal amount of $170,000 (the “Note”) due on December 5, 2015 and bears a 10% interest rate. The Company made a payment of $187,000 for the principal and accrued interest balance of $17,000 on December 9, 2015. The note and accrued interest were paid in full. The Company recognized $17,000 in interest expense for the year ended December 31, 2015.

On December 10, 2015, the Company issued an unsecured Short-Term Promissory Note (“Note”) to PineValley Investments in the principal amount of $170,000 (the “Note”) due on January 9, 2016 and bears a 10% interest rate. The Company made a payment of $100,000 towards the principal balance on December 22, 2015. As of December 31, 2015, the outstanding balance of the note was $70,000.

10. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2015 and December 31, 2014:

	12/31/2015	12/31/2014
Short-term Convertible Notes Payable
Dave Waverek convertible note payable	4,500	-
Iconic Holdings convertible note payable	55,000	-
JMJ Financial convertible note payable	55,000	-
Jonathan Shane convertible note payable	55,000	-
Typenex convertible note payable	58,000	-
UP and Burlington convertible note payable	10,000	-
Total Short-term Convertible Notes Payable	237,500	-
Phil Zobrist convertible note payable	60,000	60,000
Total convertible notes payable	297,500	60,000
Less unamortized discount	(178,610)	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	118,890	60,000
Less: Current Portion	(117,235)	(60,000)
Total Long-term Convertible Notes Payable, Net of Unamortized Debt Discount	$1,655	$-

Dave Wavrek – On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on December 31, 2015. The note is convertible, at the holder’s option into shares of the Company’s common stock at $0.45 per share. A beneficial conversion feature on the new note was recorded for $100,000. For the year ended December 31, 2015, the Company amortized $0 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $4,500 and accrued interest was $40,000. The note is currently in default.

Firstfire Global – On June 23, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Firstfire Global in the principal amount of $115,000 (the “Note”) due on September 23, 2015 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $94,000 (less an original issue discount (“OID”) of $21,000). The Note is convertible into common stock, at holder’s option, at a price of $0.10 or a 55% discount to the lowest bid prices of the common stock during the 10 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features. On September 23, 2015 the Company negotiated an extension of the note to October 20, 2015. As part of the agreement, the Company made payments of $46,050 and issued 150,000 shares of common stock valued at $17,145. The Company recorded a gain on the extinguishment of debt of $26,102 due to the derivative valuation and the shares of common stock issued. On October 13, 2015, the Company made a payment of $25,000. On October 20, 2015, the Company negotiated another extension of the note to November 19, 2015. As part of the agreement, the Company made payments of $20,000 and issued 100,000 shares of common stock valued at $30,000. The Company recorded a loss on the extinguishment of debt of $30,581 due to the derivative valuation and the shares of common stock issued. The Company paid the outstanding balance of the note and accrued interest on November 19, 2015. The Company also had to pay a prepayment penalty of $28,750, which was recorded as interest expense. The total payments made were $55,529.

In connection with the issuance of the Note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 250,000 shares of the Company’s common stock at $1.25 per share. The warrants expire on June 23, 2020. The warrants contain certain reset (anti-dilutive) provisions.

The Company has identified the embedded derivatives related to the above described note and detached warrants. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $310,952 and $50,000 of embedded derivatives related to the Note and warrants, respectively. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 38.05% and 788.08% (3) weighted average risk-free interest rate of 0.00% and 1.76%, (4) expected life of 0.02 and 5.01 years, and (5) the quoted market price of the Company’s common stock of $0.114 to $0.30 per share.

The determined fair value of the aggregate derivatives of $360,952 were charged as a debt discount up to the net proceeds of the note with the remainder $266,952 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $0of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $0 and accrued interest was $0.

Iconic Holdings – On November 17, 2015, the Company entered into an unsecured Note Purchase Agreement in which the Company will receive the principal amount of $55,000 with an original issue discount of 10% of loaned funds. The Company has received funds totaling $50,000 and recorded additional principal due to the original issue discount totaling $5,000. The note bears interest at the rate of 10% per annum and all interest and principal must be repaid on June 1, 2016. The note is convertible into common stock, at the holder’s option, at the lower of $0.15 or 60% of the lowest three trading prices of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. The Company has identified the embedded derivatives related to the note. The embedded derivatives relate to conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date, which at December 31, 2015 was $175,516. At the inception of the notes, the Company determined the aggregate fair value of $222,296 of the embedded derivatives. The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 289.73% to 309.45%, (3) weighted average risk-free interest rate of 0.34% to 0.49%, (4) expected lives of 0.42 to 0.54 years, and (5) estimated fair value of the Company’s common stock from $0.20 to $0.28 per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $222,296 were allocated as a debt discount up to the proceeds of the notes ($55,000) with the remainder ($167,296) charged to current period operations as interest expense. For the year ended December 31, 2015, the Company amortized $11,168 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $55,000 and accrued interest was $663.

JMJ Financial Services – On December 9, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to JMJ Financial Services (“JMJ”), in the principal amount of $55,000 (the “Note”) due on December 9, 2017 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at the lesser of $0.25 or a 40% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion. The Company has identified the embedded derivatives related to the note. The embedded derivatives relate to conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date, which at December 31, 2015 was $188,474. At the inception of the notes, the Company determined the aggregate fair value of $138,644 of the embedded derivatives. The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 211.34% to 213.61%, (3) weighted average risk-free interest rate of 0.93% to 1.06%, (4) expected lives of 1.94 to 2.00 years, and (5) estimated fair value of the Company’s common stock from $0.20 to $0.25 per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $138,644 were allocated as a debt discount up to the proceeds of the notes ($55,000) with the remainder ($83,644) charged to current period operations as interest expense. For the year ended December 31, 2015, the Company amortized $1,505 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $55,000 and accrued interest was $403.

Jonathan Shane – On June 15, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Jonathan Shane in the principal amount of $25,000 (the “Note”) due on June 14, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $25,000. The Note is convertible into common stock, at holder’s option, at a price of $0.59 or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $40,716 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 188.8% to 298.31%, (3) weighted average risk-free interest rate of 0.28% to 0.49%, (4) expected life of 0.45 to 1.00 year, and (5) the quoted market price of the Company’s common stock of $0.12 to $0.20 per share. The determined fair value of the aggregate derivatives of $40,716 were charged as a debt discount up to the net proceeds of the note with the remainder $15,716 charged to current period operations as non-cash interest expense.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $84,695 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 201.56% to 290.58%, (3) weighted average risk-free interest rate of 0.25% to 0.49%, (4) expected life of 0.52 to 1.00 year, and (5) the quoted market price of the Company’s common stock of $0.13 to $0.205 per share. The determined fair value of the aggregate derivatives of $84,695 were charged as a debt discount up to the net proceeds of the note with the remainder $54,695 charged to current period operations as non-cash interest expense.

For the year ended December 31, 2015, the Company amortized $7,397 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $55,000 and accrued interest was $2,538.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note (“Note”) to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $56,660 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% to 261.78%, (3) weighted average risk-free interest rate of 0.25% to 0.65%, (4) expected life of 1.00 to 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 to $0.20 per share. The determined fair value of the aggregate derivatives of $56,660 were charged as a debt discount. For the year ended December 31, 2015, the Company amortized $11,183 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $60,000 and accrued interest was $32,075.

Typenex – On July 7, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Typenex Co-Investment LLC (“Typenex”), in the principal amount of $58,000 (the “Note”) due on February 7, 2016 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000 and legal fees reimbursement of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount to the average of the three lowest bid prices of the common stock during the 20 trading day period prior to conversion. However, should the average of the three lowest bid prices as described above fall below $0.60, then the applicable discount increases to 45%. In addition, the conversion price is to subject to be reduced should the Company issue or grant common stock or equivalents (as defined) at a lower issuance price (dilutive issuance).

In connection with the issuance of the Note, the Company issued detachable warrants granting the holder the right to acquire an aggregate of 250,000 shares of the Company’s common stock at $.25 per share. The warrants expire on June 30, 2020. The warrants contain certain reset (anti-dilutive) provisions.

The Company has identified the embedded derivatives related to the above described note and detached warrants. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $123,304 and $51,250 of embedded derivatives related to the Note and warrants, respectively. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 168.78% to 704.06% (3) weighted average risk-free interest rate of 0.06% and 1.55%, (4) expected life of 0.10 and 5.01 years, and (5) the quoted market price of the Company’s common stock of $0.13 to $0.205 per share.

The determined fair value of the aggregate derivatives of $174,554 were charged as a debt discount up to the net proceeds of the note with the remainder $124,554 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $24,279 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $58,000 and accrued interest was $2,978.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of December 31, 2015, the outstanding balance on this note was $10,000.

11. Convertible Note Payable – Related Parties

	12/31/2015	12/31/2014
Claymore Management convertible note payable	$185,000	$185,000
GAIA Ltd convertibe note payable	1,150,000	1,150,000
Legends Capital convertible note payable	765,000	765,000
LWB Irrev Trust convertible note payable	1,101,000	1,101,000
Silverbrook Corporation convertible note payable	2,227,980	2,027,980
MDL Ventures convertible note payable	774,635	-
Total convertible notes payable	6,203,615	5,228,980
Less unamortized discount	(4,317,657)	-
Total convertible notes payable, net of unamortized debt discount	$1,885,958	$5,228,980

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note (“Note”) to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bears 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $213,146 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 per share. The determined fair value of the aggregate derivatives of $213,146 were charged as a debt discount up to the net proceeds of the note with the remainder $28,146 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $36,513 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $185,000 and accrued interest was $159,566.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes (“Notes”) to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $1,187,835 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 per share. The determined fair value of the aggregate derivatives of $213,146 were charged as a debt discount up to the net proceeds of the note with the remainder $37,835 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $226,974 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $1,150,000 and accrued interest was $775,504.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes (“Notes”) to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $804,668 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% to 261.78%, (3) weighted average risk-free interest rate of 0.25% to 0.65%, (4) expected life of 1.00 to 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 to $0.20 per share. The determined fair value of the aggregate derivatives of $804,668 were charged as a debt discount up to the net proceeds of the note with the remainder $39,668 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $150,987 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $765,000 and accrued interest was $528,897.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes (“Notes”) to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $1,214,020 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% to 261.78%, (3) weighted average risk-free interest rate of 0.25% to 0.65%, (4) expected life of 1.00 to 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 to $0.20 per share. The determined fair value of the aggregate derivatives of $1,214,020 were charged as a debt discount up to the net proceeds of the note with the remainder $113,020 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $217,303 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $1,101,000 and accrued interest was $863,650.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.18 or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $600,937 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 121.06% to 265.70%, (3) weighted average risk-free interest rate of 0.00% to 0.14%, (4) expected life of 0.17 to 1.00 year, and (5) the quoted market price of the Company’s common stock of $0.11 to $0.88 per share. The determined fair value of the aggregate derivatives of $600,937 were charged as a debt discount up to the net proceeds of the note with the remainder $242,521 charged to current period operations as non-cash interest expense.

For the year ended December 31, 2015, the Company amortized $0 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $774,635 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes (“Notes”) to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $2,178,376 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% to 261.78%, (3) weighted average risk-free interest rate of 0.25% to 0.65%, (4) expected life of 1.00 to 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 to $0.20 per share. The determined fair value of the aggregate derivatives of $2,178,376 were charged as a debt discount. For the year ended December 31, 2015, the Company amortized $429,943 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $2,227,980 and accrued interest was $1,308,492.

12. Stockholders’ Deficit

Common Stock

On October 2, 2015, the Company issued 14,757,683 shares of common stock in exchange for the issued and outstanding shares of Clavo Rico, Ltd. Clavo Rico, Ltd. Became a wholly owned subsidiary of the Company. Under this merger agreement, there was a change in control and it has been treated for accounting purposes as a reverse recapitalization with Clavo Rico, Ltd. being the surviving entity.

On October 20, 2015, the Company issued 100,000 shares of common stock for negotiation of a note extension. The Company recorded $30,000 ($0.30 per shares) as a loss on extinguishment of debt.

On October 20, 2015, a shareholder returned 150,000 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

On December 15, 2015, a shareholder returned 83,333 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

On December 17, 2015, the Company issued 500,000 shares of common stock for cash at $0.098 per share. The Company received cash proceeds of $49,000.

Warrants

The following tables summarize the warrant activity during the years ended December 31, 2015 and 2014:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2013	112,250	$0.90
Granted	300,765	1.02
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2014	413,015	1.04
Granted	600,000	0.66
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2015	1,013,015	$0.71

2015 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2015	Weighted Average Exercise Price
$ 0.205 - 1.25	1,013,015	2.63 years	$0.71	1,013,015	$0.71

13. Net Loss Per Common Share

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities to issue common stock were exercised or converted into common stock. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net loss per share:

	Year Ended December 31,
	2015	2014
Numerator:
Net loss	$(10,239,578)	$(182,277)
Non-Controlling Interest	3,294	3,370
Loss available to Controlling Shareholders	$(10,236,284)	$(178,907)

Denominator:
Basic Weighted Average Shares Outstanding	243,944,756	240,225,901
Effect of Dilutive Securities	-	-
Diluted Weighted Average Shares Outstanding	237,817,031	240,225,901

Net Loss per Common Share:
Basic	$(0.04)	$(0.00)
Diluted	$(0.04)	$(0.00)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2015	2014
Convertible Notes Payable	211,519	-
Warrants	5,376	-
	216,895	-

14. Income Taxes

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2015	2014
Expected income tax (recovery) expense at the statutory rate of 34%	$(3,481,456)	$(61,874)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	186	-
Change in valuation allowance	3,481,270	61,874
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

	2015	2014
Deferred income tax asset:
Net operating loss carry-forwards	$1,269,221	$1,087,091
Section 195 Startup Costs	1,393,346	-
Other	-	-
Debt Discount	(1,528,731)	-
Derivative Liability	3,388,472	-
Mineral Property	46,053	-
Valuation allowance	(4,568,361)	(1,087,091)
Deferred income taxes	$-	$-

As of December 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $13,428,000 and $3,197,000 million, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2035.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2035.

The net change in the valuation allowance for the year ended December 31, 2015 was an approximate increase of $3,481,000.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2010 through December 31, 2015 generally remain open to examination by the Internal Revenue Service until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired.

15. Related Party Transactions

Acquisition of Mining Rights – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty (see Note 2). The Asset Purchase Agreement closed on February 25, 2013. As of December 31, 2015, the outstanding balances on these notes were $10,000 and $0, respectively. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. During the year ended December 31, 2014, $630,000 of the beneficial conversion feature was accreted as interest expense. During the year ended December 31, 2015, the note holders agreed to forgive $161,750 of these notes resulting in the Company recognizing a gain on forgiveness of debt in the amount of $161,750. As of July 31, 2015, the Company determined that it was too costly for the mine to produce gold effectively and the mining claim should be impaired. The Company recognized a loss on impairment of the mining claim for $950,160 for the year ended July 31, 2015.

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of December 31, 2015, the Company owed $375,341 to the stockholder/director in accrued consulting fees.

Lease – The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. Rent expense for the year ended December 31, 2015 amounted to $1,588.

Employment Agreements – On February 25, 2013, the Company entered into an employment agreement with Michael Ahlin pursuant to which he was appointed as the Chief Executive Officer, President, Treasurer, Secretary and Director of the Company. Under the terms of his employment agreement, Mr. Ahlin will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in two consecutive quarters as reflected in its filings with the Securities and Exchange Commission (“SEC”). On August 1, 2015, the Company amended the previously entered into employment agreement with Michael Ahlin pursuant to which the eligibility requirements of the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC were removed.

On February 25, 2013, the Company entered into an employment agreement with Whit Cluff pursuant to which he was appointed as the Chief Financial Officer and Director of the Company. Under the terms of his employment agreement, Mr. Cluff will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC. Mr. Cluff resigned as the Chief Financial Officer of the Company on November 3, 2015.

16. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of December 31, 2015, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

17. Subsequent Events

On January 5, 2016, 100,000 shares of common stock were issued to Brunson Chandler & Jones PLLC as payment for legal services performed for the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 11, 2016, the Company issued 5,194,537 shares of common stock to The Panamera Trust pursuant to the exercise of a warrant. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 11, 2016, the Company issued 5,925,192 shares of common stock to Cornerstone Holdings LTD pursuant to the exercise of a warrant. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 15, 2015, the Company entered into a Settlement Agreement with Brian Brewer through which he agreed to return up to 500,000 shares of common stock in the Company. Pursuant to the terms of that Settlement Agreement, 83,333 shares of the Company were returned to the Company for cancellation on January 15, 2016, 83,333 shares of the Company were returned to the Company for cancellation on February 17, 2016, 83,333 shares of the Company were returned to the Company for cancellation on March 15, 2015, and 83,333 shares of the Company were returned to the Company for cancellation on April 20, 2016.

On January 11, 2016, the Company authorized a 5.5:1 reverse stock split on its shares of common stock with a record date of January 11, 2016. The reverse split has not yet been approved and announced by FINRA.

On January 13, 2016, the Company issued a convertible promissory note in the amount of $27,577 to its legal counsel for previous services rendered. The note may be converted at 90% of the volume weighted average price of such common stock (representing a 10% discount) during the three trading days immediately preceding the conversion.

On January 25, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners LLC in the principal amount of $75,000 (the “Note”) due on February 6, 2016 and bears a 10% interest rate. The Company made a payment of $82,500 for the principal and accrued interest balance of $7,500 on January 27, 2016. The note and accrued interest were paid in full.

On February 1, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners LLC in the principal amount of $50,000 (the “Note”) due on February 16, 2016 and bears a 10% interest rate. The Company made a payment of $55,000 for the principal and accrued interest balance of $5,000 on February 10, 2016. The note and accrued interest were paid in full.

On March 7, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners LLC in the principal amount of $25,000 (the “Note”) due on March 18, 2016 and bears a 10% interest rate. The Company made a payment of $26,250 for the principal and accrued interest balance of $1,250 on March 15, 2016. The note and accrued interest were paid in full.

