Form 10-Q
period 2016-03-31
INCEPTION MINING INC.
filed 2016-05-23
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55219

Inception Mining Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

5330 South 900 East, Suite 280 Murray, Utah	84117
(Address of Principal Executive Offices)	(Zip Code)

801-312-8113

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

As of May 20, 2016, there were 266,253,313 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$133,587	$137,639
Accounts receivable	8,023	8,389
Accounts receivable - related parties	6,627	6,706
Inventories	1,412,486	969,986
Prepaid expenses and other current assets	38,133	18,057
Total Current Assets	1,598,856	1,140,777

Property, plant and equipment, net	1,920,844	1,759,673
Other assets	25,038	24,769
Total Assets	$3,544,738	$2,925,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$530,887	$309,085
Accrued liabilities	4,950,087	4,883,693
Notes payable	130,000	70,000
Advances due to related parties	724,426	728,543
Convertible notes payable, net of debt discount of $69,873 and $125,265 as of March 31, 2016 and December 31, 2015, respectively	151,330	117,235
Convertible note payable - related party, net of debt discount of $3,244,141 and $4,317,657 as of March 31, 2016 and December 31, 2015, respectively	3,455,343	1,885,958
Derivative liability	7,017,470	9,966,095
Total Current Liabilities	16,959,543	17,960,609

Long-term convertible note payable, net of debt discount of $46,498 and $53,345 as of March 31, 2016 and December 31, 2015, respectively	8,502	1,655
Mine reclamation obligation	90,727	77,716
Total Liabilities	17,058,772	18,039,980

Commitments and Contingencies (See Note 8)

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 266,419,979 and 255,350,251 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,664	2,554
Additional paid-in capital	(1,368,856)	(1,446,169)
Accumulated deficit	(11,781,956)	(13,427,504)
Accumulated other comprehensive loss	(357,949)	(235,492)
Total Controlling Interest	(13,506,097)	(15,106,611)
Non-Controlling Interest	(7,937)	(8,150)
Total Stockholders' Deficit	(13,514,034)	(15,114,761)
Total Liabilities and Stockholders' Deficit	$3,544,738	$2,925,219

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Precious Metals Income	$1,152,032	$557,299

Operating Expenses
Cost of sales	605,729	613,257
General and administrative	302,097	90,418
Depreciation and amortization expense	12,363	12,483
Total Operating Expenses	920,189	716,158
Income (Loss) from Operations	231,843	(158,859)

Other Income/(Expenses)
Other income (expense)	831	(326)
Change in derivative liability	2,932,472	-
Loss on extinguishment of debt	(14,525)	-
Loss on mining claims and concessions	-	(965)
Interest expense	(1,504,860)	(1,966)
Total Other Income/(Expenses)	1,413,918	(3,257)

Net Income (Loss) from Operations before Income Taxes	1,645,761	(162,116)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	1,645,761	(162,116)
NET INCOME (LOSS) - Non-Controlling Interest	(213)	6,606
NET INCOME (LOSS) - Controlling Interest	$1,645,548	$(155,510)

Net income (loss) per share - Basic and Diluted	$0.01	$(0.00)
Weighted average number of shares outstanding during the period - Basic and Diluted	265,195,616	240,225,901

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(122,457)	(253,056)
Total Comprehensive Income (Loss)	1,523,304	(415,172)
Total Comprehensive Income (Loss) - Non-Controlling Interest	(250)	6,765
Total Comprehensive Income(Loss) - Controlling Interest	$1,523,054	$(408,407)

See accompanying notes to the unaudited condensed consolidated financial statements.

 Inception Mining Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net Income (Loss)	$1,645,761	$(162,116)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	72,816	85,074
Impairment of mining concessions	-	965
Common stock issued for services	40,000	-
Loss on extinguishment of debt	12,024	-
Change in debt derivative liability	(2,897,160)	-
Change in warrant derivative liability	(35,312)	-
Amortization of debt discount	1,135,755	-
Initial value of derivative liabilities	9,247	-
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	267	(7,290)
Decr (incr) inventories	(445,168)	(251,882)
Decr (incr) prepaid expenses and other current assets	(29,487)	295,691
Incr (decr) accounts payable and accrued liabilities	611,720	(60,565)
Incr (decr) accounts payable and accrued liabilities - related parties	-	(205,690)
Net Cash Provided by (Used in) Operating Activities	120,463	(305,814)

Cash Flows From Investing Activities:
Purchase of fixed assets	(255,485)	(7,688)
Net Cash Used In Investing Activities	(255,485)	(7,688)

Cash Flows From Financing Activities:
Repayment of notes payable	(295,000)	-
Repayment of convertivle notes payable	(48,875)	-
Repayment of convertible notes payable-related parties	(168,986)	-
Proceeds from notes payable	355,000	200,000
Proceeds from convertible notes payable-related parties	289,512	-
Proceeds from issuance of common stock	-	-
Net Cash Provided by Financing Activities	131,651	200,000
Effects of exchange rate changes on cash	(681)	(1,977)
Net Increase / (Decrease) in Cash	(4,052)	(115,479)
Cash at Beginning of Period	137,639	159,678
Cash at End of Period	$133,587	$44,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$115,295	$1,966
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Land purchased with accounts payable	$250,000	$-
Convertible note payable issued for accounts payable	$27,578	$-
Convertible note payable – related party issued for accrued liabilities	$375,343	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

 Inception Mining Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Inception Mining Inc. (formerly known as Gold American Mining Corp.) was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Inception Mining Inc. is a precious metal mineral acquisition, exploration and development company. Inception Development, Inc., its wholly owned subsidiary was incorporated under the laws of the State of Idaho on January 28, 2013.

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

On May 17, 2013, the Company amended its articles of incorporation to change its name to Inception Mining Inc. (“Inception” or the “Company”).

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during three months ended March 31, 2016, the Company incurred net income of $1,645,761 and provided $120,463 in cash for operating activities, however the Company had a negative working capital of $15,360,687 and accumulated deficit of $11,871,956. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Inception Mining Inc. and its wholly owned subsidiaries, Inception Development, Corp., Clavo Rico Development Corp., Clavo Rico, Ltd. and Compañía Minera Cerros del Río, S.A. de C.V., and its controlling interest subsidiaries, Compañía Minera Cerros del Sur, S.A. de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. All adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2016, the results of its consolidated statements of comprehensive income/(loss) for the three month periods ended March 31, 2016 and March 31, 2015, and its consolidated cash flows for the three month periods ended March 31, 2016 and March 31, 2015. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Loss per Common Share - Basic net loss per common share is computed by dividing net loss, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive loss per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred net losses for the period ended December 31, 2015, all equity-linked instruments are considered anti-dilutive. For the period ended March 31, 2016, the of common stock equivalents is 67,982,366.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net income (loss) for the periods ended March 31, 2016 and 2015.

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

Non-Controlling Interest Policy – Non-controlling interest (NCI) is the portion of equity ownership in a subsidiary not attributable to the parent company, who has a controlling interest and consolidates the subsidiary’s financial results with its own. The amount of equity relating to the non-controlling interest is separately identified in the equity section of the balance sheet and the amount of the net income (loss) relating to the non-controlling interest is separately identified on the statement of operations.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Supplies	$182,587	$124,598
Mineralized Material on Leach Pads	743,928	315,954
ADR Plant	-	206,105
Finished Ore	485,971	323,329
Total Inventories	$1,412,486	$969,986

There were no stockpiles at March 31, 2016 and December 31, 2015.

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

As of March 31, 2016 or December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

The derivative liability as of March 31, 2016, in the amount of $7,017,470 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2016 and December 31, 2015:

	Debt Derivative Liabilities	Warrant Derivative Liabilities	Total
Balance, December 31, 2014	$-	$-	$-
Transfers in upon initial fair value of derivative liabilities	6,914,781	106,804	7,021,585
Change in fair value of derivative liabilities and warrant liability	2,931,459	13,051	2,944,510
Transfers to permanent equity upon conversion of note	-	-	-
Balance, December 31, 2015	9,846,240	119,855	9,966,095
Transfers in upon initial fair value of derivative liabilities	9,247	-	9,247
Change in fair value of derivative liabilities and warrant liability	(2,897,160)	(35,312)	(2,932,472)
Change attributed to loss on extinguishment of debt	12,024	-	12,024
Transfers to permanent equity upon exercise of warrants	-	(37,424)	(37,424)
Balance, March 31, 2016	$6,970,351	$47,119	$7,017,470
Net gain for the period included in earnings relating to the liabilities held at March 31, 2016	$2,885,136	$35,312	$2,920,448
Net loss for the period included in earnings relating to the liabilities held at December 31, 2015	$(2,931,459)	$(13,051)	$(2,944,510)

Debt derivatives – As described above, the Company issued convertible promissory notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At March 31, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $6,970,351. The Company recorded a gain from change in fair value of debt derivatives of $2,885,136 for the period ended March 31, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 197.03% to 269.28%, (3) weighted average risk-free interest rate of 0.18% to 0.73% (4) expected life of 0.02 to 1.69 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant derivatives – The Company issued warrants in conjunction with the issuance with the Typenex, JMJ Financial and Firstfire Global Convertible Promissory Notes. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At March 31, 2016, the Company marked to market the fair value of the warrant liability and determined a fair value of $47,119. The Company recorded a gain from change in fair value of warrant liability of $35,312 for the period ended March 31, 2016. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 345.41% to 382.91%, (3) weighted average risk-free interest rate of 1.21% (4) expected life of 4.23 to 4.25 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	-	-	-	-
Warrant liability	-	-	47,119	47,119
Debt Derivative	-	-	6,970,351	6,970,351
Total	$-	$-	$7,017,470	$7,017,470

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Land	$263,015	$11,562
Buildings	2,262,723	2,289,865
Machinery and Equipment	956,191	964,651
Office Equipment and Furniture	41,807	42,289
Vehicles	87,115	88,160
	3,610,851	3,396,527
Less Accumulated Depreciation	(1,690,007)	(1,636,854)
Total Property, Plant and Equipment	$1,920,844	$1,759,673

During the three months ended March 31, 2016 and March 31, 2015, the Company recognized depreciation expense of $72,816 and $85,074, respectively.

6. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $90,727 and $77,716 as of March 31, 2016 and December 31, 2015, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a risk free rate of 3.74% and an inflation rate of 2%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2016 and 2015 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the asset retirement obligation were as follows:

	March 31, 2016	December 31, 2015
Balance, Beginning of Period	$77,716	$29,637
Liabilities incurred	13,011	48,079
Disposal	-	-
Balance, End of Year	$90,727	$77,716

7. Notes Payable

Notes Payable	3/31/2016	12/31/2015
3-2-1 Partners, LLC	$100,000	$-
Pine Valley Investments	-	70,000
WOC Energy LLC	30,000	-
Total notes payable	$130,000	$70,000

Pine Valley Investments – On December 10, 2015, the Company issued an unsecured Short-Term Promissory Note (“Note”) to Pine Valley Investments in the principal amount of $170,000 (the “Note”) due on January 9, 2016 and bears a 10% interest rate. The Company made a payment of $100,000 towards the principal balance on December 22, 2015. The Company made a payment of $87,000 towards the principal balance and accrued interest of $17,000 on January 8, 2016. As of March 31, 2016, the outstanding balance of the note was $0.

3-2-1 Partners, LLC – On January 25, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on February 5, 2016 and bears a 10% interest rate. The Company made a payment of $82,500 towards the principal balance and accrued interest of $7,500 on January 27, 2016. As of March 31, 2016, the outstanding balance of the note was $0.

3-2-1 Partners, LLC – On February 1, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on February 16, 2016 and bears a 10% interest rate. The Company made a payment of $55,000 towards the principal balance and accrued interest of $5,000 on February 10, 2016. As of March 31, 2016, the outstanding balance of the note was $0.

3-2-1 Partners, LLC – On February 29, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on March 18, 2016 and bears a 8% interest rate. The Company made a payment of $81,000 towards the principal balance and accrued interest of $6,000 on March 15, 2016. As of March 31, 2016, the outstanding balance of the note was $0.

3-2-1 Partners, LLC – On March 7, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners, LLC in the principal amount of $25,000 (the “Note”) due on March 18, 2016 and bears a 5% interest rate. The Company made a payment of $26,250 towards the principal balance and accrued interest of $1,250 on March 15, 2016. As of March 31, 2016, the outstanding balance of the note was $0.

3-2-1 Partners, LLC – On March 23, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners, LLC in the principal amount of $100,000 (the “Note”) due on April 6, 2016 and bears a 8% interest rate. As of March 31, 2016, the outstanding balance of the note was $100,000 and accrued interest was $8,000.

WOC Energy, LLC – On March 31, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to WOC Energy, LLC in the principal amount of $30,000 (the “Note”) due on April 20, 2016 and bears a 10% interest rate. As of March 31, 2016, the outstanding balance of the note was $30,000 and accrued interest was $3,000.

8. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2016 and December 31, 2015:

Short-term Convertible Notes Payable	3/31/2016	12/31/2015
Brunson, Chandler & Jones convertible note payable	$27,578	$-
Dave Wavrek convertible note payable	4,500	4,500
Iconic Holdings convertible note payable	49,000	55,000
JMJ Financial convertible note payable	55,000	55,000
Jonathan Shane convertible note payable	55,000	55,000
Phil Zobrist convertible note payable	60,000	60,000
Typenex convertible note payable	15,125	58,000
UP and Burlington convertible note payable	10,000	10,000
Total Convertible Notes Payable	276,203	297,500
Less unamortized discount	(116,371)	(178,610)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	159,832	118,890
Less: Current Portion	(151,330)	(117,235)
Total Long-term Convertible Notes Payable, Net of Unamortized Debt Discount	$8,502	$1,655

Brunson, Chandler & Jones, PLLC – On January 13, 2016, the Company issued an unsecured Convertible Promissory Note (“Note”) to Brunson, Chandler & Jones, PLLC (“BCJ”), in the principal amount of $27,578 (the “Note”) due on July 13, 2016 and bears 10% per annum interest, due at maturity as settlement of services rendered for the same amount. The Note is convertible into common stock, at holder’s option, at 10% discount of the lowest VWAP of the common stock during the 3 trading day period prior to conversion. The Company has identified the embedded derivatives related to the note. The embedded derivatives relate to conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date, which at March 31, 2016 was $3,627. At the inception of the notes, the Company determined the aggregate fair value of $9,247 of the embedded derivatives. The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 288,75%, (3) weighted average risk-free interest rate of 0.46%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock from $0.18 per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $9,247 were allocated as a debt discount. For the three months ended March 31, 2016, the Company amortized $3,963 of debt discount to current period operations as interest expense. As of March 31, 2016, the gross balance of the note was $27,578 and accrued interest was $2,758.

Dave Wavrek – On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on December 31, 2015. The note is convertible, at the holder’s option into shares of the Company’s common stock at $0.45 per share. A beneficial conversion feature on the new note was recorded for $100,000. For the three months ended March 31, 2016, the Company amortized $0 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $4,500 and accrued interest was $40,000. The note is currently in default.

Iconic Holdings – On November 17, 2015, the Company entered into an unsecured Note Purchase Agreement in which the Company will receive the principal amount of $55,000 with an original issue discount of 10% of loaned funds. The Company has received funds totaling $50,000 and recorded additional principal due to the original issue discount totaling $5,000. The note bears interest at the rate of 10% per annum and all interest and principal must be repaid on June 1, 2016. The note is convertible into common stock, at the holder’s option, at the lower of $0.15 or 60% of the lowest three trading prices of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. On February 9, 2016, the Company made a payment of $6,000 against the principal balance. For the three months ended March 31, 2016, the Company amortized $25,406 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $49,000 and accrued interest was $1,950.

JMJ Financial Services – On December 9, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to JMJ Financial Services (“JMJ”), in the principal amount of $55,000 (the “Note”) due on December 9, 2017 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at the lesser of $0.25 or a 40% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion. For the three months ended March 31, 2016, the Company amortized $6,847 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $55,000 and accrued interest was $2,072.

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

For the three months ended March 31, 2016, the Company amortized $13,712 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $55,000 and accrued interest was $4,247.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note (“Note”) to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2016, the Company amortized $11,307 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $60,000 and accrued interest was $34,767.

Typenex – On July 7, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Typenex Co-Investment LLC (“Typenex”), in the principal amount of $58,000 (the “Note”) due on February 7, 2016 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000 and legal fees reimbursement of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount to the average of the three lowest bid prices of the common stock during the 20 trading day period prior to conversion. However, should the average of the three lowest bid prices as described above fall below $0.60, then the applicable discount increases to 45%. In addition, the conversion price is to subject to be reduced should the Company issue or grant common stock or equivalents (as defined) at a lower issuance price (dilutive issuance). On January 7, 2016, the Company made a payment of $20,437 for principal of $12,625, accrued interest of 3,372, an extension fee of $2,500 and premium fee of $1,940. On February 3, 2016, the Company made a payment of $17,457 for principal of $15,125, accrued interest of 392 and premium fee of $1,940. On March 4, 2016, the Company made a payment of $17,291 for principal of $15,125, accrued interest of $226 and premium fee of $1,940. For the three months ended March 31, 2016, the Company amortized $10,251 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $15,125 and accrued interest was $83.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $0.45 per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $0.45 per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of March 31, 2016, the outstanding balance on this note was $10,000.

9. Convertible Notes Payable – Related Parties

Convertible Notes Payable - Related Parties	3/31/2016	12/31/2015
Claymore Management convertible note payable	$185,000	$185,000
GAIA Ltd convertible note payable	1,150,000	1,150,000
Legends Capital convertible note payable	765,000	765,000
LWB Irrev Trust convertible note payable	1,101,000	1,101,000
MDL Ventures convertible note payable	1,270,504	774,634
Silverbrook Corporation convertible note payable	2,227,980	2,227,980
Total Convertible Notes Payable - Related Parties	6,699,484	6,203,614
Less unamortized discount	(3,244,141)	(4,317,657)
Total Convertible Notes Payable - Related Parties, Net of Unamortized Debt Discount	$3,455,343	$1,885,957

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note (“Note”) to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bears 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2016, the Company amortized $36,919 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $185,000 and accrued interest was $167,868.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes (“Notes”) to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2016, the Company amortized $229,496 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $1,150,000 and accrued interest was $827,112.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes (“Notes”) to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2016, the Company amortized $152,664 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $765,000 and accrued interest was $573,090.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes (“Notes”) to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2016, the Company amortized $219,717 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $1,101,000 and accrued interest was $913,060.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.18 or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. For the three months ended March 31, 2016, the Company amortized $0 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $1,270,504 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes (“Notes”) to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.18 or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2016, the Company amortized $434,720 of debt discount to current period operations as interest expense. As of March 31, 2016 the gross balance of the note was $2,227,980 and accrued interest was $1,408,476.

10. Stockholders’ Deficit

Common Stock

On January 1, 2016, 100,000 shares of common stock were issued to Whit Cluff as payment for consulting services performed for the Company. These shares were valued at $0.20 per share for a value of $20,000.

On January 5, 2016, 100,000 shares of common stock were issued to Brunson Chandler & Jones PLLC as payment for legal services performed for the Company. These shares were valued at $0.20 per share for a value of $20,000.

On January 11, 2016, the Company issued 5,194,537 shares of common stock to The Panamera Trust pursuant to the exercise of a cashless warrant.

On January 11, 2016, the Company issued 5,925,192 shares of common stock to Cornerstone Holdings LTD pursuant to the exercise of a cashless warrant.

On January 11, 2016, the Company authorized a 5.5:1 reverse stock split on its shares of common stock with a record date of January 11, 2016. The reverse split has not yet been approved and announced by FINRA.

On December 15, 2015, the Company entered into a Settlement Agreement with Brian Brewer through which he agreed to return up to 500,000 shares of common stock in the Company. Pursuant to the terms of that Settlement Agreement on January 15, 2016, 83,335 shares of the Company were returned to the Company for cancellation, on February 17, 2016, 83,333 shares of the Company were returned to the Company for cancellation, and on March 15, 2016, 83,333 shares of the Company were returned to the Company for cancellation.

Warrants

The following tables summarize the warrant activity during the three months ended March 31, 2016 and the year ended December 31, 2015:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2014	413,015	$1.04
Granted	600,000	0.66
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2015	1,013,015	1.04
Granted	-	-
Exercised	(363,543)	0.33
Forfeited	-	-
Balance at March 31, 2016	649,472	$0.93

2016 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2016	Weighted Average Exercise Price
$ 0.205 - 1.25	649,472	2.59 years	$0.93	649,472	$0.93

11. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of March 31, 2016, the Company owed $486,000 to the stockholder/director in accrued consulting fees.

Lease – The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. Rent expense for the three months ended March 31, 2016 amounted to $2,710.

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

12. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of March 31, 2016, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

13. Subsequent Events

On December 15, 2015, the Company entered into a Settlement Agreement with Brian Brewer through which he agreed to return up to 500,000 shares of common stock in the Company. Pursuant to the terms of that Settlement Agreement, 83,333 shares of the Company were returned to the Company for cancellation on April 20, 2016 and 83,333 shares of the Company were returned to the Company for cancellation on May 15, 2016.

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

The interim consolidated financial statements included herein have been prepared by Inception Mining Inc. (“Inception Mining” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2016, the results of its consolidated statements of comprehensive income/(loss) for the three month periods ended March 31, 2016 and March 31, 2015, and its consolidated cash flows for the three month periods ended March 31, 2016 and March 31, 2015. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Nevada Exploration

The Company, through its partner, has been conducting greenfield mineral exploration in Nevada. The focus of the exploration has been on the western segment of the Northern Nevada Rift. There are two projects on the aeromagnetic feature in the area. Projects are drill-ready with targets based on selenium soil anomalies, geophysical anomalies, mapped faults and projected structural intersections. The Company plans to expand and identify this resource with its partner.

In addition to the exploration in the Northern Nevada Rift, the Company plans to continue to identify possible acquisition targets in Nevada and other locations.

Results of Operations

Three-months ended March 31, 2016 compared to the three-months ended March 31, 2015

We had a net income of $1,645,761 for the three-months ended March 31, 2016, and a net loss of $162,116 for the three-months ended March 31, 2015. This change in our results over the two periods is primarily the result of the fewer professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into as well as the decrease in exploration costs, changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the three months ended March 31, 2016 and 2015:

	Year Ended March 31,		Increase/
	2016	2015	(Decrease)
Revenues	$1,152,032	$557,299	$594,733
Cost of Sales	605,729	613,257	(7,528)
General and Administrative	302,097	90,418	211,679
Depreciation and Amortization Expenses	12,363	12,483	(120)
Total Operating Expenses	920,189	716,158	204,031
Income (Loss) from Operations	231,843	(158,859)	(390,702)
Other Income (expense)	831	(326)	(1,157)
Change in Derivative Liabilities	2,932,472	-	(2,932,472)
Loss on Extinguishment of Debt	(14,525)	-	14,525
Loss on Impairment of Mining Claim	-	(965)	(965)
Interest Expense	(1,504,860)	(1,966)	1,502,894
Income (Loss) from Operations Before Taxes	1,645,761	(162,116)	(1,807,877)
Net Income (Loss)	$1,645,761	$(162,116)	$(1,807,877)

Liquidity and Capital Resources

Our balance sheet as of March 31, 2016 reflects assets of $3,544,738. We had cash in the amount of $133,587 and working capital deficit in the amount of $15,360,687 as of March 31, 2016. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	March 31, 2016	December 31, 2015
Current assets	$1,598,856	$1,140,777
Current liabilities	16,959,543	17,960,609
Working capital deficit	$(15,360,687)	$(16,819,832)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit of $11,781,956. In addition, there is a working capital deficit of $15,360,687 as of March 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Year Ended March 31,
	2016	2015
Net Cash Provided by Operating Activities	$120,463	$(305,814)
Net Cash Used in Investing Activities	(255,485)	(7,668)
Net Cash Provided by Financing Activities	131,651	200,000
Effects of Exchange Rate Changes on Cash	(681)	(1,977)
Net Increase (Decrease) in Cash	$(4,052)	$(115,479)

Operating Activities

Net cash flow provided by operating activities during the three months ended March 31, 2016 was $120,463, an increase of $426,277 from the $305,814 net cash outflow during the three months ended March 31, 2015. This increase in the cash provided by operating activities was primarily due to decrease in consulting agreements entered into by the Company.

Investing Activities

Investing activities during the three months ended March 31, 2016 used $255,485, an increase of $247,797 from the $7,688 used by investing activities during the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company purchased $255,485 in fixed.

Financing Activities

Financing activities during the three months ended March 31, 2016 provided $131,651, a decrease of $68,349 from the $200,000 provided by financing activities during the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company received $355,000 in proceeds from a short-term note and $289,512 in proceeds from convertible notes with related parties. The Company also made $343,875 in payments on notes payable, including the short-term note payable and $168,986 in payments to notes payable to related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of March 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2016, the Company issued the following equity securities:

On January 1, 2016, 100,000 shares of common stock were issued to Whit Cluff as payment for services performed for the Company.

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

ITEM 5. OTHER INFORMATION

On January 11, 2016, the Company authorized a 5.5:1 reverse stock split on its shares of common stock with a record date of January 11, 2016. The reverse split has not yet been approved and announced by FINRA.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (9)
4.4	Convertible Promissory Note issued to Iconic Holdings, LLC (9)
4.5	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated September 24, 2014 (10)
4.6	Convertible Promissory Note issued to Typenex Co-Investment, LLC (10)
4.7	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (10)
4.8	Convertible Promissory Note issued to Claymore Management dated October 2, 2015 (12)
4.9	Convertible Promissory Note issued to GAIA, Ltd. dated October 2, 2015(12)
4.10	Convertible Promissory Note issued to Legends Capital Group dated October 2, 2015(12)

4.11	Convertible Promissory Note issued to LWB Irrevocable Trust dated October 2, 2015(12)
4.12	Convertible Promissory Note issued to Silverbrook Corporation dated October 2, 2015(12)
4.13	Amendment to Convertible Promissory Note issued to MDL Ventures dated January 1, 2016(12)
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
10.16	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)
10.17	Agreement and Plan of Merger dated August 4, 2015 (11)
10.18	Addendum to Agreement and Plan of Merger (11)
21.1	List of Subsidiaries(12)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(11) (12)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015. Incorporated by reference from Form 10-K filed with the SEC on May 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date: May 23, 2016	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

