Form 10-Q
period 2016-06-30
INCEPTION MINING INC.
filed 2016-08-15
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, there were 48,952,672 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$284,004	$137,639
Accounts receivable	6,301	8,389
Accounts receivable - related parties	6,582	6,706
Inventories	1,362,343	969,986
Prepaid expenses and other current assets	25,632	18,057
Total Current Assets	1,684,862	1,140,777

Property, plant and equipment, net	1,765,949	1,759,673
Other assets	25,500	24,769
Total Assets	$3,476,311	$2,925,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$435,150	$309,085
Accrued liabilities	5,044,913	4,883,693
Notes payable	180,000	70,000
Advances due to related parties	-	728,543
Convertible notes payable, net of debt discount of $24,016 and $125,265 as of June 30, 2016 and December 31, 2015, respectively	128,561	117,235
Convertible note payable - related party, net of debt discount of $2,170,625 and $4,317,657 as of June 30, 2016 and December 31, 2015, respectively	4,627,314	1,885,958
Derivative liability	3,681,112	9,966,095
Total Current Liabilities	14,097,050	17,960,609

Long-term convertible note payable, net of debt discount of $0 and $53,345 as of June 30, 2016 and December 31, 2015, respectively	-	1,655
Mine reclamation obligation	103,956	77,716
Total Liabilities	14,201,006	18,039,980

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 48,952,672 and 46,432,016 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	490	464
Additional paid-in capital	(613,476)	(1,444,079)
Accumulated deficit	(9,560,633)	(13,427,504)
Other comprehensive income - foreign currency translation	(543,413)	(235,492)
Total Controlling Interest	(10,717,032)	(15,106,611)
Non-Controlling Interest	(7,663)	(8,150)
Total Stockholders’ Deficit	(10,724,695)	(15,114,761)
Total Liabilities and Stockholders’ Deficit	$3,476,311	$2,925,219

See accompanying notes to the unaudited condensed consolidated financial statements.

F-1

Inception Mining Inc.

Condensed Consolidated Statements of Income and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Precious Metals Income	$2,004,920	$1,151,100	$3,156,952	$1,708,399

Operating Expenses
Cost of sales	1,023,215	432,307	1,628,944	1,045,564
General and administrative	473,940	(41,526)	776,037	48,892
Depreciation and amortization expense	34,406	36,851	46,769	49,334
Total Operating Expenses	1,531,561	427,632	2,451,750	1,143,790
Income (Loss) from Operations	473,359	723,468	705,202	564,609

Other Income/(Expenses)
Other income (expense)	1,607	7,674	2,438	7,348
Change in derivative liability	3,336,359	-	6,268,831	-
Loss on extinguishment of debt	-	-	(14,525)	-
Gain (loss) on mining claims and concessions	-	5	-	(960)
Interest expense	(1,589,728)	(2,963)	(3,094,588)	(4,929)
Total Other Income	1,748,238	4,716	3,162,156	1,459

Net Income from Operations before Income Taxes	2,221,597	728,184	3,867,358	566,068
Provision for Income Taxes	-	-	-	-
NET INCOME	2,221,597	728,184	3,867,358	566,068
NET INCOME - Non-Controlling Interest	(237)	(8,689)	(487)	(2,083)
NET INCOME - Controlling Interest	$2,221,360	$719,495	$3,866,871	$563,985

Net income per share - Basic	$0.05	$0.02	$0.08	$0.01
Net income per share - Diluted	$0.05	$0.02	$0.08	$0.01
Weighted average number of shares outstanding during the period - Basic	48,583,455	43,682,133	48,402,769	43,682,133
Weighted average number of shares outstanding during the period - Diluted	48,784,915	43,682,133	48,604,229	43,682,133

Other Comprehensive Income
Exchange differences arising on translating foreign operations	(185,464)	(4,359)	(307,921)	(257,415)
Total Comprehensive Income	2,036,133	723,825	3,654,870	308,653
Total Comprehensive Income - Non-Controlling Interest	(121)	(9,049)	(371)	(2,284)
Total Comprehensive Income - Controlling Interest	$2,036,012	$714,776	$3,654,499	$306,369

See accompanying notes to the unaudited condensed consolidated financial statements.

F-2

Inception Mining Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net Income	$3,867,358	$566,068
Adjustments to reconcile net income to net cash used in operations
Depreciation and amortization expense	245,426	187,277
Impairment of mining concessions	-	961
Common stock issued for services	58,000	-
Loss on extinguishment of debt	12,024	-
Change in derivative liability	(6,214,220)	-
Change in warrant liability	(54,610)	-
Amortization of debt discount	2,301,626	-
Initial value of derivative liabilities	9,247	-
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	1,353	(4,057)
Decr (incr) inventories	194,143	(163,066)
Decr (incr) prepaid expenses and other current assets	(8,351)	(241,711)
Incr (decr) accounts payable and accrued liabilities	626,519	(111,719)
Advances due to related parties	(773,484)	(440,201)
Net Cash Provided by Operating Activities	265,031	(206,448)

Cash Flows From Investing Activities:
Purchase of fixed assets	(274,416)	(7,654)
Net Cash Used In Investing Activities	(274,416)	(7,654)

Cash Flows From Financing Activities:
Repayment of notes payable	(1,197,500)	-
Repayment of notes payable-related parties	(168,986)	-
Proceeds from notes payable	1,135,000	200,000
Proceeds from notes payable-related parties	387,967	-
Net Cash Provided by Financing Activities	156,481	200,000
Effects of exchange rate changes on cash	(731)	(2,820)
Net Increase / (Decrease) in Cash	146,365	(16,922)
Cash at Beginning of Period	137,639	159,678
Cash at End of Period	$284,004	$142,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$297,667	$4,929
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Land purchased with accounts payable	$225,000	$-
Convertible note payable issued for accounts payable	$27,578	$-
Convertible note payable - related party issued for accrued liabilities	$375,343	$-
Common stock issued for conversion of accrued liabilities - related party	$725,156	$-
Common stock issued for purchase of equipment	$10,050	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

F-3

Inception Mining Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Inception Mining Inc. is a precious metal mineral acquisition, exploration and development company. The Company was incorporated under the name “Golf Alliance Corporation” under the laws of the State of Nevada on July 2, 2007 and has focused on precious metal mineral acquisition and exploration since 2010.

On March 5, 2010, the Company amended its articles of incorporation to (1) to change its name to “Silver America, Inc.” and (2) increased its authorized common stock from 100,000,000 to 500,000,000. On June 23, 2010 the Company amended its articles of incorporation to change its name to “Gold American Mining Corp.” On November 21, 2012, the Company implemented a 200-to-1 reverse stock split. Upon effectiveness of the stock split, each shareholder canceled 200 shares of common stock for every share of common stock owned as of November 21, 2012. This reverse stock split was effective on February 13, 2013.

On February 25, 2013, Gold American Mining Corp. and its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration for 16,000,000 shares of common stock of the Company, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources was an entity owned by and under the control of the majority shareholder. This transaction was deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013. Inception was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to the acquisition of the U.P and Burlington Gold Mine pursuant to the terms of the Asset Purchase Agreement, and such classification ceased upon the closing of the Asset Purchase Agreement.

On May 17, 2013, the Company amended its articles of incorporation to change its name to Inception Mining Inc. (“Inception” or the “Company”).

On October 2, 2015, the Company consummated a merger (the “Merger”) with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiaries Compañía Minera Cerros del Sur, S.A de C.V. and Compañía Minera Clavo Rico, S.A. de C.V., and holds other mining concessions. Pursuant to the agreement, the Company issued 240,225,901 shares of its common stock and assumed promissory notes in the amount of $5,488,980 and accrued interest of $3,434,426. As a result of the Merger, there was a change in control and it has been treated for accounting purposes as a reverse recapitalization with Clavo Rico, Ltd. being the surviving entity. Clavo Rico’s operations and workings include several historical underground operations dating back to the early Mayan and Spanish occupation, as described further below.

The Company’s primary operating mine is located on the 200-hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S.A. de C.V. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.9%.

On January 11, 2016 the Board of Directors of Inception Mining Inc. (the “Company”) proposed, and its shareholders approved to effectuate a reverse split of the Company’s outstanding common stock, at a ratio of up to one post-split share per five and half pre-split shares (1:5.5) (the “Reverse Split”). The Company subsequently took steps to carry out the execution of the Reverse Split, including notifying the Financial Industry Regulatory Authority (“FINRA”). On May 25, 2016, FINRA approved the Reverse Split, with a market effective date of May 26, 2016.

Immediately before the Reverse Split, the Company had 265,083,479 shares of common stock outstanding. Immediately after the Reverse Split, the Company had 48,197,495 shares of common stock outstanding, pending fractional-share rounding-up calculations to adjust for the Reverse Split.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during six months ended June 30, 2016, the Company incurred net income of $3,867,358 and provided $1,038,515 in cash for operating activities, however the Company had a negative working capital of $12,412,188 and accumulated deficit of $9,560,633. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

F-4

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

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. All adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2016, the results of its consolidated statements of comprehensive income/(loss) for the three month and six month periods ended June 30, 2016 and June 30, 2015, and its consolidated cash flows for the six month periods ended June 30, 2016 and June 30, 2015. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Income per Common Share - Basic net income per common share is computed by dividing net income, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred a net loss for the period ended December 31, 2015, all equity-linked instruments are considered anti-dilutive. For the period ended June 30, 2016, the number of common stock equivalents is 201,460.

Comprehensive Income - Comprehensive income is made up of the exchange differences arising on translating foreign operations and the net income (loss) for the periods ended June 30, 2016 and 2015.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Supplies	$116,331	$124,598
Mineralized Material on Leach Pads	720,803	315,954
ADR Plant	213,230	206,105
Finished Ore	311,979	323,329
Total Inventories	$1,362,343	$969,986

There were no stockpiles at June 30, 2016 and December 31, 2015.

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

As of June 30, 2016 or December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

The derivative liability as of June 30, 2016, in the amount of $3,681,112 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2016 and December 31, 2015:

	Debt Derivative Liabilities	Warrant Derivative Liabilities	Total
Balance, December 31, 2014	$-	$-	$-
Transfers in upon initial fair value of derivative liabilities	6,914,781	106,804	7,021,585
Change in fair value of derivative liabilities and warrant liability	2,931,459	13,051	2,944,510
Transfers to permanent equity upon conversion of note	-	-	-
Balance, December 31, 2015	9,846,240	119,855	9,966,095
Transfers in upon initial fair value of derivative liabilities	9,247	-	9,247
Change in fair value of derivative liabilities and warrant liability	(6,214,220)	(54,610)	(6,268,830)
Change attributed to loss on extinguishment of debt	12,024	-	12,024
Transfers to permanent equity upon exercise of warrants	-	(37,424)	(37,424)
Balance, June 30, 2016	$3,653,291	$27,821	$3,681,112
Net gain for the period included in earnings relating to the liabilities held at June 30, 2016	$6,214,220	$54,610	$6,268,830
Net loss for the period included in earnings relating to the liabilities held at December 31, 2015	$(2,931,459)	$(13,051)	$(2,944,510)

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

At June 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $3,653,291. The Company recorded a gain from change in fair value of debt derivatives of $6,214,220 for the period ended June 30, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 220.60% to 277.92%, (3) weighted average risk-free interest rate of 0.20% to 0.36% (4) expected life of 0.02 to 0.50 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

At June 30, 2016, the Company marked to market the fair value of the warrant liability and determined a fair value of $27,821. The Company recorded a gain from change in fair value of warrant liability of $54,610 for the period ended June 30, 2016. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 209.90%, (3) weighted average risk-free interest rate of 1.01% (4) expected life of 3.98 to 4.00 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	-	-	-	-
Warrant liability	-	-	27,821	27,821
Debt Derivative	-	-	3,653,291	3,653,291
Total	$-	$-	$3,681,112	$3,681,112

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Land	$261,246	$11,562
Buildings	2,252,881	2,289,865
Machinery and Equipment	972,377	964,651
Office Equipment and Furniture	42,915	42,289
Vehicles	86,529	88,160
	3,615,948	3,396,527
Less Accumulated Depreciation	(1,849,999)	(1,636,854)
Total Property, Plant and Equipment	$1,765,949	$1,759,673

During the six months ended June 30, 2016 and June 30, 2015, the Company recognized depreciation expense of $245,426 and $187,277, respectively.

6. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $103,956 and $77,716 as of June 30, 2016 and December 31, 2015, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a risk free rate of 3.74% and an inflation rate of 2%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2016 and 2015 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the asset retirement obligation were as follows:

	June 30, 2016	December 31, 2015
Balance, Beginning of Year	$77,716	$29,637
Liabilities incurred	26,240	48,079
Disposal	-	-
Balance, End of Year	$103,956	$77,716

7. Notes Payable

Notes Payable	6/30/2016	12/31/2015
LVD Investments	$80,000	$-
Pine Valley Investments	-	70,000
WOC Energy LLC	100,000	-
Total notes payable	$180,000	$70,000

3-2-1 Partners, LLC – On March 23, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners, LLC in the principal amount of $100,000 (the “Note”) due on April 6, 2016 and bears a 8% interest rate. The Company made a payment of $108,000 towards the principal balance and accrued interest of $8,000 on April 8, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

3-2-1 Partners, LLC – On April 14, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to 3-2-1 Partners, LLC in the principal amount of $70,000 (the “Note”) due on April 28, 2016 and bears a 8% interest rate. The Company made a payment of $75,600 towards the principal balance and accrued interest of $5,600 on April 25, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

LVD Investments – On April 29, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to LVD Investments in the principal amount of $70,000 (the “Note”) due on May 13, 2016 and bears a 10% interest rate. The Company made a payment of $75,600 towards the principal balance and accrued interest of $5,600 on May 13, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

LVD Investments – On May 25, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to LVD Investments in the principal amount of $80,000 (the “Note”) due on June 9, 2016 and bears a 10% interest rate. As of June 30, 2016, the outstanding balance of the note was $80,000 and accrued interest was $6,400.

WOC Energy, LLC – On March 31, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to WOC Energy, LLC in the principal amount of $30,000 (the “Note”) due on April 20, 2016 and bears a 10% interest rate. The Company made a payment of $33,000 towards the principal balance and accrued interest of $3,000 on April 8, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

WOC Energy, LLC – On April 14, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to WOC Energy, LLC in the principal amount of $70,000 (the “Note”) due on April 28, 2016 and bears a 12% interest rate. The Company made a payment of $78,400 towards the principal balance and accrued interest of $8,400 on April 22, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

WOC Energy, LLC – On April 27, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to WOC Energy, LLC in the principal amount of $90,000 (the “Note”) due on May 11, 2016 and bears a 12% interest rate. The Company made a payment of $100,800 towards the principal balance and accrued interest of $10,800 on May 2, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

WOC Energy, LLC – On May 13, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to WOC Energy, LLC in the principal amount of $100,000 (the “Note”) due on May 27, 2016 and bears a 10% interest rate. The Company made a payment of $110,000 towards the principal balance and accrued interest of $10,000 on May 24, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

WOC Energy, LLC – On May 26, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to WOC Energy, LLC in the principal amount of $100,000 (the “Note”) due on June 9, 2016 and bears a 10% interest rate. The Company made a payment of $110,000 towards the principal balance and accrued interest of $10,000 on June 3, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

WOC Energy, LLC – On June 8, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to WOC Energy, LLC in the principal amount of $100,000 (the “Note”) due on June 22, 2016 and bears a 8% interest rate. The Company made a payment of $108,000 towards the principal balance and accrued interest of $8,000 on June 21, 2016. As of June 30, 2016, the outstanding balance of the note was $0.

WOC Energy, LLC – On June 23, 2016, the Company issued an unsecured Short-Term Promissory Note (“Note”) to WOC Energy, LLC in the principal amount of $100,000 (the “Note”) due on July 7, 2016 and bears a 8% interest rate. As of June 30, 2016, the outstanding balance of the note was $100,000 and accrued interest was $8,000.

8. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2016 and December 31, 2015:

Convertible Notes Payable	6/30/2016	12/31/2015
Brunson, Chandler & Jones convertible note payable	$27,578	$-
Dave Wavrek convertible note payable	-	4,500
Iconic Holdings convertible note payable	-	55,000
JMJ Financial convertible note payable	-	55,000
Jonathan Shane convertible note payable	55,000	55,000
Phil Zobrist convertible note payable	60,000	60,000
Typenex convertible note payable	-	58,000
UP and Burlington convertible note payable	10,000	10,000
Total Convertible Notes Payable	152,578	297,500
Less unamortized discount	(24,017)	(178,610)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	128,561	118,890
Less: Current Portion	(128,561)	(117,235)
Total Convertible Notes Payable, Net of Current Portion	$-	$1,655

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date, which at March 31, 2016 was $3,627. At the inception of the notes, the Company determined the aggregate fair value of $9,247 of the embedded derivatives. The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 288.75%, (3) weighted average risk-free interest rate of 0.46%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock from $0.74 (0.14 pre-split) per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $9,247 were allocated as a debt discount. For the six months ended June 30, 2016, the Company amortized $8,586 of debt discount to current period operations as interest expense. As of June 30, 2016, the gross balance of the note was $27,578 and accrued interest was $2,758.

Dave Wavrek – On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on December 31, 2015. The note is convertible, at the holder’s option into shares of the Company’s common stock at $2.48 (0.45 Pre-split) per share. A beneficial conversion feature on the new note was recorded for $100,000. For the six months ended June 30, 2016, the Company amortized $0 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $0 and accrued interest was $34,500.

Iconic Holdings – On November 17, 2015, the Company entered into an unsecured Note Purchase Agreement in which the Company will receive the principal amount of $55,000 with an original issue discount of 10% of loaned funds. The Company has received funds totaling $50,000 and recorded additional principal due to the original issue discount totaling $5,000. The note bears interest at the rate of 10% per annum and all interest and principal must be repaid on June 1, 2016. The note is convertible into common stock, at the holder’s option, at the lower of $0.83 (0.15 pre-split) or 60% of the lowest three trading prices of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. On February 9, 2016, the Company made a payment of $6,000 against the principal balance. In May 2016, the Company made payments of $71,000 to pay the note and accrued interest in full. For the six months ended June 30, 2016, the Company amortized $42,716 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $0 and accrued interest was $0.

JMJ Financial Services – On December 9, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to JMJ Financial Services (“JMJ”), in the principal amount of $55,000 (the “Note”) due on December 9, 2017 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at the lesser of $1.34 (0.25 pre-split) or a 40% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion. On May 25, 2016, the Company made a payment of $84,000 against the balance of the note and accrued interest. For the six months ended June 30, 2016, the Company amortized $53,345 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $0 and accrued interest was $0.

Jonathan Shane – On June 15, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Jonathan Shane in the principal amount of $25,000 (the “Note”) due on June 14, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $25,000. The Note is convertible into common stock, at holder’s option, at a price of $3.25 (0.59 pre-split) or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion. As of June 30, 2016, this note had reached maturity. The note was subsequently settled in July 2016.

On July 7, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Jonathan Shane in the principal amount of $30,000 (the “Note”) due on July 6, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $30,000. The Note is convertible into common stock, at holder’s option, at a price of $3.25 (0.59 pre-split) or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion.

For the six months ended June 30, 2016, the Company amortized $26,329 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $55,000 and accrued interest was $5,638.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note (“Note”) to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the six months ended June 30, 2016, the Company amortized $22,614 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $60,000 and accrued interest was $37,460.

Typenex – On July 7, 2015, the Company issued an unsecured Convertible Promissory Note (“Note”) to Typenex Co-Investment LLC (“Typenex”), in the principal amount of $58,000 (the “Note”) due on February 7, 2016 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000 and legal fees reimbursement of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount to the average of the three lowest bid prices of the common stock during the 20 trading day period prior to conversion. However, should the average of the three lowest bid prices as described above fall below $3.30 (0.60 pre-split), then the applicable discount increases to 45%. In addition, the conversion price is to subject to be reduced should the Company issue or grant common stock or equivalents (as defined) at a lower issuance price (dilutive issuance). On January 7, 2016, the Company made a payment of $20,437 for principal of $12,625, accrued interest of 3,372, an extension fee of $2,500 and premium fee of $1,940. On February 3, 2016, the Company made a payment of $17,457 for principal of $15,125, accrued interest of 392 and premium fee of $1,940. On March 4, 2016, the Company made a payment of $17,291 for principal of $15,125, accrued interest of $226 and premium fee of $1,940. On April 8, 2016, the Company made a payment of $17,163 for principal of $15,125, accrued interest of $98 and premium fee of $1,940. For the six months ended June 30, 2016, the Company amortized $10,251 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $0 and accrued interest was $0.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $2.48 (0.25 pre-split) per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of June 30, 2016, the outstanding balance on this note was $10,000.

9. Convertible Notes Payable – Related Parties

Convertible Notes Payable - Related Parties	6/30/2016	12/31/2015
Claymore Management convertible note payable	$185,000	$185,000
GAIA Ltd convertible note payable	1,150,000	1,150,000
Legends Capital convertible note payable	765,000	765,000
LWB Irrev Trust convertible note payable	1,101,000	1,101,000
MDL Ventures convertible note payable	1,368,959	774,634
Silverbrook Corporation convertible note payable	2,227,980	2,227,980
Total Convertible Notes Payable - Related Parties	6,797,939	6,203,614
Less unamortized discount	(2,170,625)	(4,317,657)
Total Convertible Notes Payable - Related Parties, Net of Unamortized Debt Discount	$4,627,314	$1,885,957

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note (“Note”) to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bears 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the six months ended June 30, 2016, the Company amortized $73,838 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $185,000 and accrued interest was $176,170.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes (“Notes”) to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the six months ended June 30, 2016, the Company amortized $458,991 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $1,150,000 and accrued interest was $878,720.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes (“Notes”) to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the six months ended June 30, 2016, the Company amortized $305,329 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $765,000 and accrued interest was $607,421.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes (“Notes”) to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the six months ended June 30, 2016, the Company amortized $439,434 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $1,101,000 and accrued interest was $962,470.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. For the six months ended June 30, 2016, the Company amortized $0 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $1,368,959 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes (“Notes”) to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the six months ended June 30, 2016, the Company amortized $869,440 of debt discount to current period operations as interest expense. As of June 30, 2016 the gross balance of the note was $2,227,980 and accrued interest was $1,508,462.

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

On January 11, 2016, the Company authorized a 5.5:1 reverse stock split on its shares of common stock. The reverse split was approved and announced by FINRA with an effective date of May 26, 2016. There were 265,083,479 shares of common stock issued and outstanding prior to the split which resulted in 48,197,495 post-split shares of common stock outstanding.

On December 15, 2015, the Company entered into a Settlement Agreement with Brian Brewer through which he agreed to return up to 500,000 shares of common stock in the Company. Pursuant to the terms of that Settlement Agreement on January 15, 2016, 83,335 shares of the Company were returned to the Company for cancellation, on February 17, 2016, 83,333 shares of the Company were returned to the Company for cancellation, on March 15, 2016, 83,333 shares of the Company were returned to the Company for cancellation, on April 26, 2016, 83,333 shares of the Company were returned to the Company for cancellation, and on May 18, 2016, the remaining 83,333 shares of the Company were returned to the Company for cancellation.

On May 19, 2016, 18,182 shares of common stock were issued to Rodney Sperry as payment for consulting services performed for the Company. These shares were valued at $0.99 (0.18 pre-split) per share for a value of $18,000.

On June 3, 2016, 500,000 shares of common stock were issued for the conversion of debt obligation to related parties. These shares were valued at the amount of the debt converted of $725,853.

On June 30, 2016, 20,100 shares of common stock were issued to Bodell Construction as payment for equipment acquired by the Company. These shares were valued at $0.50 per share for a value of $10,050.

Warrants

The following tables summarize the warrant activity during the six months ended June 30, 2016 and the year ended December 31, 2015:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2014	75,094	$5.72
Granted	109,091	3.63
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2015	184,185	5.72
Granted	-	-
Exercised	(66,099)	1.82
Forfeited	-	-
Balance at June 30, 2016	118,086	$5.11

2016 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2016	Weighted Average Exercise Price
$ 1.13 - 6.88	118,086	2.34 years	$5.11	118,086	$5.11

11. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of June 30, 2016, the Company owed $540,000 to the stockholder/director in accrued consulting fees.

Lease – The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. Rent expense for the six months ended June 30, 2016 amounted to $5,724.

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

12. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of June 30, 2016, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist. During the period covered by this report, we were served with a lawsuit from one of our creditors. On July 8, 2016, a judgment was entered against us in the amount of $10,000 in favor of a creditor and we paid the amount due under this judgment of $10,207 on August 2, 2016 in full settlement of this dispute.

13. Subsequent Events

In Accordance with ASC 855-10, Company management has evaluated all events that have occurred subsequent to June 30, 2016 and determined there are no subsequent events that are material to be reported in this quarterly report.

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

Introduction to Interim Consolidated Financial Statements.

Certain statements made in this Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2016, the results of its consolidated statements of comprehensive income/(loss) for the three-month periods ended June 30, 2016 and June 30, 2015, and its consolidated cash flows for the three-month periods ended June 30, 2016 and June 30, 2015. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company’s primary mine is located on the 200-hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S. de R.L. as a small family business. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.5%. This company has since invested over five million dollars in the expansion and development of the mine and surrounding properties.

The operations begin by crushing ore to approximately 3/8-inch size pebbles, which is then mixed with sand and loaded on the recovery pad for processing. The ore is sprinkled with a solution that leaches the gold from the rock, and the solution is collected and processed on-site at Clavo Rico’s own ADR plant. The doré bars that result from this process are shipped to the USA for refining.

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

The Company relies heavily on the neighboring communities that support Clavo Rico mine operations. El Corpus, a small village situated just below the mine, is one such community. To show its gratitude for the support of these people, many of whom are employed by the mine, the Company is committed to care for their holistic well-being. To that end, Inception undertakes many efforts to maintain a high quality of life for every living thing in the area, including reforestation of trees and vegetation; proper treatment and disposal of mine wastewater; wildlife awareness and preservation; and encouraging education in the community through a trade school built and operated by the Company.

UP & Burlington Gold Mine, Salmon, Lemhi County, Idaho

On February 25, 2013 the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine (“UP & Burlington”) pursuant to an asset purchase agreement. We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two federal patented mining claims, which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres that comprise this property.

Discovered in 1892, UP & Burlington is a private gold property that has been held unused in a family trust for the past 75 years. UP & Burlington is located in Lemhi County, Northwest of Salmon, Idaho, at an elevation of 3,994 feet. The UP & Burlington site is located six miles from the city of Salmon; is 0.6 miles away from the closest major road (Ridge Road); and is 1.56 miles away from the closest major power line. We believe Salmon, along with the surrounding County of Lemhi, provides an excellent infrastructure for our mine. Salmon has a population of 3,122 and Lemhi County has a population of 7,806. In September 2011, heavy maintenance and right-of-way repair was completed and a new road to UP & Burlington was constructed.

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

Results of Operations

Six-months ended June 30, 2016 compared to the six-months ended June 30, 2015

We had a net income of $3,867,358 for the six-months ended June 30, 2016, and a net income of $566,068 for the six-months ended June 30, 2015. This change in our results over the two periods is primarily the result of increased precious metal production, fewer professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into as well as the decrease in exploration costs, changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase/
	2016	2015	(Decrease)
Revenues	$3,156,952	$1,708,399	$1,448,553
Cost of Sales	1,628,944	1,045,564	583,380
General and Administrative	776,037	48,892	727,145
Depreciation and Amortization Expenses	46,769	49,334	(2,565)
Total Operating Expenses	2,451,750	1,143,790	1,307,960
Income (Loss) from Operations	705,202	564,609	(140,593)
Other Income (expense)	2,438	7,348	4,910
Change in Derivative Liabilities	6,268,831	-	(6,268,831)
Loss on Extinguishment of Debt	(14,525)	-	14,525
Loss on Impairment of Mining Claim	-	(960)	(960)
Interest Expense	(3,094,588)	(4,929)	3,089,659
Income (Loss) from Operations Before Taxes	3,867,358	566,068	(3,301,290)
Net Income (Loss)	$3,867,358	$566,068	$(3,301,290)

Three-months ended June 30, 2016 compared to the three-months ended June 30, 2015

We had a net income of $2,221,597 for the three-months ended June 30, 2016, and a net income of $728,184 for the three-months ended June 30, 2015. This change in our results over the two periods is primarily the result of increased precious metal production, fewer professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into as well as the decrease in exploration costs, changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/
	2016	2015	(Decrease)
Revenues	$2,004,920	$1,151,100	$853,820
Cost of Sales	1,023,215	432,307	590,908
General and Administrative	473,940	(41,526)	515,466
Depreciation and Amortization Expenses	34,406	36,851	(2,445)
Total Operating Expenses	1,531,561	427,632	1,103,929
Income (Loss) from Operations	473,359	723,468	250,109
Other Income (expense)	1,607	7,674	6,067
Change in Derivative Liabilities	3,336,359	-	(3,336,359)
Loss on Extinguishment of Debt	-	-	-
Loss on Impairment of Mining Claim	-	5	5
Interest Expense	(1,589,728)	(2,963)	1,586,765
Income (Loss) from Operations Before Taxes	2,221,597	728,184	(1,493,413)
Net Income (Loss)	$2,221,597	$728,184	$(1,493,413)

Liquidity and Capital Resources

Our balance sheet as of June 30, 2016 reflects assets of $3,476,311. We had cash in the amount of $284,004 and working capital deficit in the amount of $12,412,188 as of June 30, 2016. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	June 30, 2016	December 31, 2015
Current assets	$1,684,862	$1,140,777
Current liabilities	14,097,050	17,960,609
Working capital deficit	$(12,412,188)	$(16,819,832)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has no revenue generating operations and has an accumulated deficit of $9,560,633. In addition, there is a working capital deficit of $12,412,188 as of June 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six Months Ended June 30,
	2016	2015
Net Cash Provided by Operating Activities	$265,031	$(206,448)
Net Cash Used in Investing Activities	(274,416)	(7,654)
Net Cash Provided by Financing Activities	156,481	200,000
Effects of Exchange Rate Changes on Cash	(731)	(2,820)
Net Increase (Decrease) in Cash	$146,365	$(16,922)

Operating Activities

Net cash flow provided by operating activities during the six months ended June 30, 2016 was $265,031, an increase of $471,479 from the $(206,448) net cash outflow during the six months ended June 30, 2015. This increase in the cash provided by operating activities was primarily due to the increase in precious metals production by the Company.

Investing Activities

Investing activities during the six months ended June 30, 2016 used $274,416 an increase of $266,762 from the $7,654 used by investing activities during the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company purchased $274,416 in fixed assets.

Financing Activities

Financing activities during the six months ended June 30, 2016 provided $156,481, a decrease of $43,519 from the $200,000 provided by financing activities during the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company received $1,135,000 in proceeds from a short-term notes and $387,697 in proceeds from convertible notes with related parties. The Company also made $1,197,500 in payments on notes payable, including the short-term notes payable and $168,986 in payments to notes payable to related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2015 and June 30, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending legal proceedings against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances. During the period covered by this report, we were served with a lawsuit from one of our creditors. On July 8, 2016, a judgment was entered against us in the amount of $10,000 in favor of a creditor and we paid the amount due under this judgment of $10,207 on August 2, 2016 in full settlement of this dispute.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2016, the Company issued the following equity securities:

On May 19, 2016, 18,182 shares of common stock were issued to Rodney Sperry as payment for consulting services performed for the Company. These shares were valued at $0.99 (0.18 pre-split) per share for a value of $18,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 3, 2016, 500,000 shares of common stock were issued for the conversion of debt obligation to Clavo Rico, USA, a related party. These shares were valued at the amount of the debt converted of $725,853. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On June 30, 2016, 20,100 shares of common stock were issued to Bodell Construction as payment for equipment acquired by the Company. These shares were valued at $0.50 per share for a value of $10,050. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
4.1	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (6)
4.2	Convertible Promissory Note issued to Iconic Holdings, LLC (6)
4.3	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated September 24, 2014 (7)
4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC (7)
4.5	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (7)
4.6	Convertible Promissory Note issued to Claymore Management dated October 2, 2015 (9)
4.7	Convertible Promissory Note issued to GAIA, Ltd. dated October 2, 2015(9)
4.8	Convertible Promissory Note issued to Legends Capital Group dated October 2, 2015(9)
4.9	Convertible Promissory Note issued to LWB Irrevocable Trust dated October 2, 2015(9)
4.10	Convertible Promissory Note issued to Silverbrook Corporation dated October 2, 2015(9)
4.11	Amendment to Convertible Promissory Note issued to MDL Ventures dated January 1, 2016(9)

4.12	Amendment to Convertible Promissory Note issued to MDL Ventures dated January 1, 2016(9)
10.1	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (5)

10.2	Employment Agreement with Michael Ahlin dated August 1, 2015 (8)
10.3	Agreement and Plan of Merger dated August 4, 2015 (8)
10.4	Addendum to Agreement and Plan of Merger (8)
21.1	List of Subsidiaries(9)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(6)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(7)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(8) (9)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015. Incorporated by reference from Form 10-K filed with the SEC on May 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date: August 15, 2016	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

