Form 10-K/A
period 2015-12-31
INCEPTION MINING INC.
filed 2016-11-22
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Inception Mining, Inc., a Nevada corporation.

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on May 3, 2016 (the “Original Filing”).

This Form 10-K/A is being filed to:

(a)	Restate the consolidated financial statements for the year ended December 31, 2015 to reflect revised valuations of derivative liabilities and debt discounts on convertible notes;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

(c)	Amend the cover page to correctly state the registration of the Company’s common stock

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of the each period presented.

The effects of the adjustments on the Company’s previously issued 2015 consolidated financial statement are summarized as follows:

Consolidated balance sheet as of December 31, 2015:

	Originally Reported	Restatement Adjustment	As Restated
Convertible notes payable	$117,235	$(2,682)	$114,553
Convertible notes payable - related parties	1,885,958	(39,813)	1,846,145
Derivative liaibility	9,966,095	16,968,261	26,934,356
Total current liabilities	17,960,609	16,925,766	34,886,375
Total liabilities	18,039,980	16,925,766	34,965,746
Accumulated deficit	(13,427,504)	(16,925,766)	(30,353,270)
Total controlling interest	(15,106,611)	(16,925,766)	(32,032,377)
Total stockholders’ Equity (Deficit)	$(15,114,761)	$(16,925,766)	$(32,040,527)

Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$(2,944,510)	$5,800,430	$2,855,920
Interest expense	(5,395,737)	(22,726,196)	(28,121,933)
Total other income (expense)	(8,477,700)	(16,925,766)	(25,403,466)
Loss from operations before income taxes	(10,239,578)	(16,925,766)	(27,165,344)
Net loss	(10,239,578)	(16,925,766)	(27,165,344)
Net loss - controlling interest	(10,236,284)	(16,925,766)	(27,162,050)
Net loss per share - basic and diluted	(0.04)	(0.07)	(0.11)
Total comprehensive loss	(10,432,249)	(16,925,766)	(27,358,015)
Total comprehensive loss - controlling interest	$(10,428,766)	$(16,925,766)	$(27,354,532)

The adjustments above reflect restatement due to revised valuations of derivative liabilities on convertible notes payable and the associated debt discounts being recognized during the year, together with the change in the derivative liability and the amortization of the debt discounts during the year. The adjustments to the derivative liabilities were caused by an error in the VWAP calculation used to determine the valuation of the derivative liabilities.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing, with the exception of a few typographical errors in the original file. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on May 3, 2016.

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

Since our inception in 2007, we have had nominal operations and incurred operating losses. As of December 31, 2015, our accumulated deficit since inception was $30,353,270. We have substantial current obligations and at December 31, 2015, we had $34,886,375 of current liabilities compared to only $1,140,777 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

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

Holders

As of December 31, 2015 there were 1502 holders of record of our common stock. As of April 21, 2016, there were 1,501 holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of April 21, 2016, we have an equity compensation plan: the 2013 Incentive Stock Plan.

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

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

We had a net loss of $27,165,344 for the year ended December 31, 2015, which was $26,983,067 more than the net loss of $182,277 for the year ended December 31, 2014. This change in our results over the two periods is primarily the result of an increase in cost of goods sold of $1,237,538, an increase of $28,073,191 in interest expenses due to beneficial conversion features, a change of $(2,855,920) in derivative liabilities and an increase of $1,049,207 in general and administrative expenses primarily due to consulting expenses. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase/
	2015	2014	(Decrease)
	(Restated)
Revenues	$3,524,439	$3,129,773	$394,666
Cost of Sales	3,742,110	2,504,572	1,237,538
General and Administrative	1,445,964	396,757	1,049,207
Depreciation and Amortization Expenses	98,243	390,528	(292,285)
Total Operating Expenses	5,286,317	3,291,857	1,994,460
(Loss) from Operations	(1,761,878)	(162,084)	1,599,794
Other Income (expense)	28,578	28,549	(29)
Change in Derivative Liabilities	2,855,920	-	2,855,920
Loss on Extinguishment of Debt	(30,581)	-	30,581
Loss on Impairment of Mining Claim	(135,450)	-	135,450
Interest Expense	(28,121,933)	(48,742)	28,073,191
Loss from Operations Before Taxes	(27,165,344)	(182,277)	26,983,067
Net Loss	$(27,165,344)	$(182,277)	$26,983,067

Liquidity and Capital Resources

Our balance sheet as of December 31, 2015, reflects assets of $1,140,777. As we had cash in the amount of $137,639 and a working capital deficit in the amount of $33,745,598 as of December 31, 2015, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2015	December 31, 2014
	(Restated)
Current assets	$1,140,777	$1,955,496
Current liabilities	34,886,375	6,645,988
Working capital deficit	$(33,745,598)	$(4,690,492)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss since inception of $30,353,270. In addition, there is a working capital deficiency of $33,745,598 and a stockholder’s deficiency of $32,040,527 as of December 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

From March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2015	2014
	(Restated)
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

Financing Activities

Financing activities during the year ended December 31, 2015, provided $304,459 to us, a decrease of $155,521 from the $459,980 provided by financing activities during the year ended December 31, 2014. During the year ended December 31, 2015, the company received $675,000 from notes payable, $19,909 in advances from related parties, made payments of $305,000 in cash on notes payable and $134,450 in cash on convertible notes and received $49,000 in cash from the issuance of common stock.

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

Reed Benson, Director

Mr. Benson has been a director from October 2, 2015 to the present. From September, 2008, to the present, in addition to the private practice of law, he is a founder and partner of Legends Capital Group, LLC, a privately held venture capital group that identifies investment opportunities in natural resources, bio tech and technology fields. From October 2004 to September 2008 he was employed as Chief Financial Officer, Secretary, and General Counsel and member of Board of Directors of Broadcast International, Inc., a publicly traded communications services company. From 2001 to October 2004, he was in the private practice of law where his practice focused on tax and business related matters. From July 1995 to January 2001 he was secretary and general counsel for Data Broadcasting Corporation, a provider of market information to individual investors. Mr. Benson received J.D. degree from the University of Utah School of Law in 1976 and a Bachelor of Science Degree in Accounting from the University of Utah in 1971. Mr. Benson became a Certified Public Accountant in 1974. Mr. Benson’s experience in finance, accounting and business consulting, together with his prior public company directorship, provide Mr. Benson with expertise enabling critical input to our Board decision-making process.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Ahlin, Chief	2015	0	0	0	0	0	0	25,000	25,000
Executive Officer, President, Secretary, and Director	2014	0	0	0	0	0	0	0	0

Trent D’Ambrosio,	2015	0	0	0	0	0	0	0	0
Chief Financial Officer and Director	2014	0	0	0	0	0	0	0	0

Whit Cluff,	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

Reed Benson,	2015	0	0	0	0	0	0	0	0
Director	2014	0	0	0	0	0	0	0	0

Kay Briggs,	2015	0	0	0	0	0	0	5,000	5,000
Director	2014	0	0	0	0	0	0	0	0

Option Grants

As of December 31, 2015, we had not granted any options or stock appreciation rights to our named executive officers or directors.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. The Company has received cash advances of $19,909 from related parties during the fiscal year ending December 31, 2015. At the Closing of the Merger on October 2, 2015, the Company assumed certain debts in Clavo Rico Ltd. that were owed to related parties as described below:

12/31/2015
Claymore Management convertible note payable	$185,000
GAIA Ltd convertible note payable	1,150,000
Legends Capital convertible note payable	765,000
LWB Irrev Trust convertible note payable	1,101,000
Silverbrook Corporation convertible note payable	2,227,980
MDL Ventures convertible note payable	774,635
Total convertible notes payable	6,203,615
Less unamortized discount	(4,357,470)
Total convertible notes payable, net of unamortized debt discount	$1,846,145

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (9)
4.4	Convertible Promissory Note issued to Iconic Holdings, LLC (9)
4.5	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated September 24, 2014 (10)
4.6	Convertible Promissory Note issued to Typenex Co-Investment, LLC (10)
4.7	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (10)
4.8	Convertible Promissory Note issued to Claymore Management dated October 2, 2015 (12)
4.9	Convertible Promissory Note issued to GAIA, Ltd. dated October 2, 2015 (12)
4.10	Convertible Promissory Note issued to Legends Capital Group dated October 2, 2015 (12)
4.11	Convertible Promissory Note issued to LWB Irrevocable Trust dated October 2, 2015 (12)
4.12	Convertible Promissory Note issued to Silverbrook Corporation dated October 2, 2015 (12)
4.13	Amendment to Convertible Promissory Note issued to MDL Ventures dated January 1, 2016 (12)
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Consulting Agreement by and between the Company and Jeff Pike dated February 25, 2013 (6)
10.6	Consulting Agreement by and between the Company and First Trust Management Inc. dated February 25, 2013 (6)
10.7	Consulting Agreement by and between the Company and Danzig Ltd. dated February 25, 2013 (6)
10.8	Consulting Agreement by and between the Company and BKBK Holding LLC dated February 25, 2013 (6)
10.9	Consulting Agreement by and between the Company and Highland Ventures LLC dated February 25, 2013 (6)
10.10	Consulting Agreement by and between the Company and Monte Carlo LLC dated February 25, 2013 (6)
10.11	Consulting Agreement by and between the Company and Powder Moon Corporation dated February 25, 2013 (6)
10.12	Consulting Agreement by and between the Company and Lee Kimball dated February 25, 2013 (6)
10.13	Consulting Agreement by and between the Company and Mitch Cohen dated February 25, 2013 (6)
10.14	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.15	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
10.16	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)
10.17	Agreement and Plan of Merger dated August 4, 2015 (11)
10.18	Addendum to Agreement and Plan of Merger (11)
21.1	List of Subsidiaries (12)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.
(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: November 22, 2016	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2016	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	November 22, 2016

/s/ Michael Ahlin
Michael Ahlin	Director	November 22, 2016

/s/ Whit Cluff
Whit Cluff	Director	November 22, 2016

INCEPTION MINING, INC.

CONTENTS

PAGE	F-1	REPORTS OF REGISTERED INDEPENDENT AUDITORS

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 (RESTATED) AND DECEMBER 31, 2014

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2015 (RESTATED) AND 2014

PAGE	F-6	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT AS OF DECEMBER 31, 2015 (RESTATED) AND 2014

PAGE	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 (RESTATED) AND 2014

PAGES	F-8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Inception Mining, Inc.

We have audited the accompanying consolidated balance sheet of Inception Mining, Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inception Mining, Inc. as of December 31, 2015, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

As mentioned in Note 18, the accompanying consolidated financial statements have been restated for the correction of errors.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 3, 2016, except for Notes 2, 4, 10, 11, 13, 14 and 18 as to which the date is November 21, 2016

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

Tegucigalpa, Honduras
April 30, 2015

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$137,639	$159,678
Accounts receivable	8,389	5,250
Accounts receivable - related parties	6,706	24,622
Inventories	969,986	1,703,882
Prepaid expenses and other current assets	18,057	62,065
Total Current Assets	1,140,777	1,955,497

Property, plant and equipment, net	1,759,673	2,289,730
Mining rights and concessions	-	216,126
Other assets	24,769	25,242
Total Assets	$2,925,219	$4,486,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$309,085	$338,219
Accrued liabilities	4,883,693	1,018,789
Advances due to related parties	728,543	-
Notes payable	70,000	-
Convertible notes payable, net of debt discount of $127,947 and $0 as of December 31, 2015 and 2014, respectively	114,553	60,000
Convertible note payable - related party, net of debt discount of $4,357,470 and $0 as of December 31, 2015 and 2014, respectively	1,846,145	5,228,980
Derivative liability	26,934,356	-
Total Current Liabilities	34,886,375	6,645,988

Long-term convertible notes payable, net of debt discount of $53,345 and $0 as of December 31, 2015 and 2014, respectively	1,655	-
Mine reclamation obligation	77,716	29,637
Total Liabilities	34,965,746	6,675,625

Commitments and Contingencies (See Note 8)

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 255,350,251 and 240,225,901 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2,554	2,402
Additional paid-in capital	(1,446,169)	1,047,465
Accumulated deficit	(30,353,270)	(3,191,220)
Accumulated comprehensive loss	(235,492)	(42,821)
Total Controlling Interest	(32,032,377)	(2,184,174)
Non-Controlling Interest	(8,150)	(4,856)
Total Stockholders’ Equity (Deficit)	(32,040,527)	(2,189,030)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,925,219	$4,486,595

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31, 2015	December 31, 2014
	(Restated)
Precious Metals Income	$3,524,439	$3,129,773

Operating Expenses
Cost of sales	3,742,110	2,504,572
General and administrative	1,445,964	396,757
Depreciation and amortization expense	98,243	390,528
Total Operating Expenses	5,286,317	3,291,857
Loss from Operations	(1,761,878)	(162,084)

Other Income/(Expenses)
Other income (expense)	28,578	28,549
Change in derivative liability	2,855,920	-
Loss on extinguishment of debt	(30,581)	-
Loss on impairment of mining claim	(135,450)	-
Interest expense	(28,121,933)	(48,742)
Total Other Income/(Expenses)	(25,403,466)	(20,193)

Loss from Operations before Income Taxes	(27,165,344)	(182,277)
Provision for Income Taxes	-	-
NET LOSS	(27,165,344)	(182,277)
NET LOSS - Non-Controlling Interest	3,294	3,370
NET LOSS - Controlling Interest	$(27,162,050)	$(178,907)

Net loss per share - Basic and Diluted	$(0.11)	$(0.00)
Weighted average number of shares outstanding during the period - Basic and Diluted	243,944,759	240,225,901
Other Comprehensive Loss

Exchange differences arising on translating foreign operations	(192,671)	(601,115)
Total Comprehensive Loss	(27,358,015)	(783,392)
Total Comprehensive Loss - Non-Controlling Interest	3,483	3,913
Total Comprehensive Loss - Controlling Interest	$(27,354,532)	$(779,479)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Common stock		Additional	Other			Total
	($0.00001Par)		Paid-in	Comprehensive	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Interest	Deficiency
Balance, December 31, 2013	240,225,901	$2,402	$1,047,465	$558,295	$(3,012,313)	$(1,486)	$(1,405,637)
Foreign currency translation adjustment	-	-	-	(601,116)	-	-	(601,116)
Net loss for the year	-	-	-	-	(178,907)	(3,370)	(182,277)
Balance, December 31, 2014	240,225,901	2,402	1,047,465	(42,821)	(3,191,220)	(4,856)	(2,189,030)
Recapitalization	14,757,683	148	(2,572,630)	-	-	-	(2,572,482)
Shares issued for debt settlement	100,000	1	29,999	-	-	-	30,000
Shares issued for cash	500,000	5	48,995	-	-	-	49,000
Share cancellation	(233,333)	(2)	2	-	-	-	-
Foreign currency translation adjustment	-	-	-	(192,671)	-	-	(192,671)
Net loss for the year - Restated	-	-	-	-	(27,162,050)	(3,294)	(27,165,344)
Balance, December 31, 2015 - Restated	255,350,251	$2,554	$(1,446,169)	$(235,492)	$(30,353,270)	$(8,150)	$(32,040,527)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2015	December 31, 2014
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(27,165,344)	$(182,277)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	362,172	390,528
Impairment of mining concessions	135,450	-
Loss on extinguishment of debt	30,581
Change in derivative liability	(2,855,920)	-
Amortization of debt discount	1,135,132	-
Initial value of derivative liabilities	23,195,355	-
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(3,139)	(3,505)
Decr (incr) in other receivables - related parties	17,916	436
Decr (incr) inventories	733,896	(52,457)
Decr (incr) prepaid expenses and other current assets	613,064	30,843
Incr (decr) accounts payable	(29,134)	173,701
Incr (decr) accrued liabilities	3,864,904	(518)
Net Cash Provided by Operating Activities	34,933	356,751

Cash Flows From Investing Activities:
Advance receivable, related party	(431,507)	(106,617)
Purchase of fixed assets	53,532	(585,528)
Net Cash Used In Investing Activities	(377,975)	(692,145)

Cash Flows From Financing Activities:
Repayment of note payable	(305,000)	-
Repayment of convertible notes payable	(134,450)	-
Proceeds from notes payable	675,000	459,980
Proceeds from notes payable-related party	19,909	-
Proceeds from issuance of common stock	49,000	-
Net Cash Provided by Financing Activities	304,459	459,980
Effects of exchange rate changes on cash	(2,746)	(4,741)
Net Increase / (Decrease) in Cash	(41,329)	119,845
Cash at Beginning of Period	178,968	39,833
Cash at End of Period	$137,639	$159,678

Supplemental disclosure of cash flow information:
Cash paid for interest	$84,102	$48,742
Cash paid for taxes	$-	$-

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2015, the Company incurred net losses of $27,165,344 and provided $34,933 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Loss per Common Share - Basic net loss per common share is computed by dividing net loss, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive loss per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred net losses for the periods presented, all equity-linked instruments are considered anti-dilutive.  Accordingly, common share equivalents of 149,562,926 have been excluded from the loss per share calculation.

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

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

The derivative liability as of December 31, 2015, in the amount of $26,934,356 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2015 and 2014:

	Debt Derivative Liabilities	Warrant Derivative Liabilities	Total
Balance, December 31, 2013	$-	$-	$-
Transfers in upon initial fair value of derivative liabilities	-	-	-
Change in fair value of derivative liabilities and warrant liability	-	-	-
Transfers to permanent equity upon conversion of note	-	-	-
Balance, December 31, 2014	-	-	-
Transfers in upon initial fair value of derivative liabilities	29,683,472	106,804	29,790,276
Change in fair value of derivative liabilities and warrant liability	(2,868,971)	13,051	(2,855,920)
Transfers to permanent equity upon conversion of note	-	-	-
Balance, December 31, 2015	$26,814,501	$119,855	$26,934,356
Net gain for the period included in earnings relating to the liabilities held at December 31, 2015	$(2,868,971)	$13,051	$(2,855,920)
Net gain for the period included in earnings relating to the liabilities held at December 31, 2014	$-	$-	$-

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

At December 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $26,814,501. The Company recorded a gain from change in fair value of debt derivatives of $2,868,971 for the year ended December 31, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 213.00% to 309.45%, (3) weighted average risk-free interest rate of 0.14% to 1.06% (4) expected life of 0.10 to 1.94 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

At December 31, 2015, the Company marked to market the fair value of the warrant liability and determined a fair value of $119,855. The Company recorded a loss from change in fair value of warrant liability of $13,051 for the year ended December 31, 2015. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 339.39% to 377.99%, (3) weighted average risk-free interest rate of 1.31% to 1.76% (4) expected life of 3.75 to 4.59 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	-	-	-	-
Warrant derivative liabilities	-	-	119,855	119,855
Debt derivative liabilities	-	-	26,814,501	26,814,501
Total	$-	$-	$26,934,356	$26,934,356

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Land	$11,562	$12,022
Buildings	2,289,865	2,190,374
Mining Machinery and Equipment	964,651	1,255,574
Office Equipment and Furniture	42,289	15,880
Vehicles	88,160	84,910
	3,396,527	3,558,760
Less Accumulated Depreciation	(1,636,854)	(1,269,030)
Total Property, Plant and Equipment	$1,759,673	$2,289,730

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

10. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2015 and December 31, 2014:

	12/31/2015	12/31/2014
Short-term Convertible Notes Payable
Dave Waverek convertible note payable	4,500	-
Iconic Holdings convertible note payable	55,000	-
JMJ Financial convertible note payable	55,000	-
Jonathan Shane convertible note payable	55,000	-
Typenex convertible note payable	58,000	-
UP and Burlington convertible note payable	10,000	-
Total Short-term Convertible Notes Payable	237,500	-
Phil Zobrist convertible note payable	60,000	60,000
Total convertible notes payable	297,500	60,000
Less unamortized discount	(181,292)	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	116,208	60,000
Less: Current Portion	(114,553)	(60,000)
Total Long-term Convertible Notes Payable, Net of Unamortized Debt Discount	$1,655	$-

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the notes and to fair value as of each subsequent reporting date, which at December 31, 2015 was $175,516. At the inception of the notes, the Company determined the aggregate fair value of $222,296 of the embedded derivatives. The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 289.73% to 309.45%, (3) weighted average risk-free interest rate of 0.34% to 0.49%, (4) expected lives of 0.42 to 0.54 years, and (5) estimated fair value of the Company’s common stock from $0.20 to $0.28 per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $222,296 were allocated as a debt discount up to the proceeds of the notes ($55,000) with the remainder ($167,296) charged to current period operations as interest expense. For the year ended December 31, 2015, the Company amortized $12,284 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $55,000 and accrued interest was $663.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $284,799 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% to 261.78%, (3) weighted average risk-free interest rate of 0.25% to 0.65%, (4) expected life of 1.00 to 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 to $0.20 per share. The determined fair value of the aggregate derivatives of $284,799 were charged as a debt discount up to the net proceeds of the note with the remainder $224,799 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $11,842 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $60,000 and accrued interest was $32,075.

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

11. Convertible Note Payable – Related Parties

	12/31/2015	12/31/2014
Claymore Management convertible note payable	$185,000	$185,000
GAIA Ltd convertibe note payable	1,150,000	1,150,000
Legends Capital convertible note payable	765,000	765,000
LWB Irrev Trust convertible note payable	1,101,000	1,101,000
Silverbrook Corporation convertible note payable	2,227,980	2,027,980
MDL Ventures convertible note payable	774,635	-
Total convertible notes payable	6,203,615	5,228,980
Less unamortized discount	(4,357,470)	-
Total convertible notes payable, net of unamortized debt discount	$1,846,145	$5,228,980

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $1,071,380 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 per share. The determined fair value of the aggregate derivatives of $1,071,380 were charged as a debt discount up to the net proceeds of the note with the remainder $886,380 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $36,513 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $185,000 and accrued interest was $159,566.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $5,970,658 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 per share. The determined fair value of the aggregate derivatives of $5,970,658 were charged as a debt discount up to the net proceeds of the note with the remainder $4,820,658 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $226,974 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $1,150,000 and accrued interest was $775,504.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $4,044,667 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% to 261.78%, (3) weighted average risk-free interest rate of 0.25% to 0.65%, (4) expected life of 1.00 to 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 to $0.20 per share. The determined fair value of the aggregate derivatives of $4,044,667 were charged as a debt discount up to the net proceeds of the note with the remainder $3,279,667 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $150,987 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $765,000 and accrued interest was $538,759.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $6,102,276 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% to 261.78%, (3) weighted average risk-free interest rate of 0.25% to 0.65%, (4) expected life of 1.00 to 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 to $0.20 per share. The determined fair value of the aggregate derivatives of $6,102,276 were charged as a debt discount up to the net proceeds of the note with the remainder $5,001,276 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $217,303 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $1,101,000 and accrued interest was $863,650.

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date. At the inception of the Note, the Company determined the fair value of $10,949,616 of embedded derivatives related to the Note. The fair value of the embedded derivatives were determined using the Binominal Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 214.29% to 261.78%, (3) weighted average risk-free interest rate of 0.25% to 0.65%, (4) expected life of 1.00 to 1.25 year, and (5) the quoted market price of the Company’s common stock of $0.15 to $0.20 per share. The determined fair value of the aggregate derivatives of $10,949,616 were charged as a debt discount up to the net proceeds of the note with the remainder $8,721,636 charged to current period operations as non-cash interest expense. For the year ended December 31, 2015, the Company amortized $439,733 of debt discount to current period operations as interest expense. As of December 31, 2015 the gross balance of the note was $2,227,980 and accrued interest was $1,308,492.

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

	Year Ended December 31,
	2015	2014
Numerator:
Net loss	$(27,165,344)	$(182,277)
Non-Controlling Interest	3,294	3,370
Loss available to Controlling Shareholders	$(27,162,050)	$(178,907)

Denominator:
Basic Weighted Average Shares Outstanding	243,944,759	240,225,901
Effect of Dilutive Securities	-	-
Diluted Weighted Average Shares Outstanding	243,944,759	240,225,901

Net Loss per Common Share:
Basic	$(0.11)	$(0.00)
Diluted	$(0.11)	$(0.00)

The following table includes the number of common stock equivalent shares that are not included in the computation of diluted loss per share, because the Company has a net loss and the inclusion of such shares would be antidilutive.

	Shares
	2015	2014
Convertible Notes Payable	149,560,507	-
Warrants	2,419	-
	149,562,926	-

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2015	2014
Expected income tax (recovery) expense at the statutory rate of 34%	$(9,236,217)	$(61,874)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	186	-
Change in valuation allowance	9,236,031	61,874
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

	2015	2014
Deferred income tax asset:
Net operating loss carry-forwards	$1,269,221	$1,087,091
Section 195 Startup Costs	1,393,346	-
Other	-	-
Debt Discount	(1,543,179)	-
Derivative Liability	9,157,681	-
Mineral Property	46,053	-
Valuation allowance	(10,323,122)	(1,087,091)
Deferred income taxes	$-	$-

As of December 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $9,236,000 and $3,197,000 million, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2035.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2035.

The net change in the valuation allowance for the year ended December 31, 2015 was an approximate increase of $9,236,031.

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

18. Restatement

The Company has restated the 2015 financial statements as originally presented in its 10K filed on May 3, 2016. The changes and explanation of such are as follows:

Consolidated balance sheet as of December 31, 2015:

	Originally Reported	Restatement Adjustment	As Restated
Convertible notes payable	$117,235	$(2,682)	$114,553
Convertible notes payable - related parties	1,885,958	(39,813)	1,846,145
Derivative liaibility	9,966,095	16,968,261	26,934,356
Total current liabilities	17,960,609	16,925,766	34,886,375
Total liabilities	18,039,980	16,925,766	34,965,746
Accumulated deficit	(13,427,504)	(16,925,766)	(30,353,270)
Total controlling interest	(15,106,611)	(16,925,766)	(32,032,377)
Total stockholders’ Equity (Deficit)	$(15,114,761)	$(16,925,766)	$(32,040,527)

Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$(2,944,510)	$5,800,430	$2,855,920
Interest expense	(5,395,737)	(22,726,196)	(28,121,933)
Total other income (expense)	(8,477,700)	(16,925,766)	(25,403,466)
Loss from operations before income taxes	(10,239,578)	(16,925,766)	(27,165,344)
Net loss	(10,239,578)	(16,925,766)	(27,165,344)
Net loss - controlling interest	(10,236,284)	(16,925,766)	(27,162,050)
Net loss per share - basic and diluted	(0.04)	(0.07)	(0.11)
Total comprehensive loss	(10,432,249)	(16,925,766)	(27,358,015)
Total comprehensive loss - controlling interest	$(10,428,766)	$(16,925,766)	$(27,354,532)

The adjustments above reflect restatement due to revised valuations of derivative liabilities on convertible notes payable and associated debt discounts being recognized during the year, together with the change in the derivative liability and amortization of debt discounts during the year.

In addition to the restatement of the 2015 financial statements, the Company has restated the financial statements presented in the 10-Q for periods of March 31, 2016 and June 30, 2016 because of the same revised valuations of derivative liabilities on convertible notes payable and associated debt discounts. The changes are as follows:

Condensed consolidated balance sheet as of March 31, 2016:

	Originally Reported	Restatement Adjustment	As Restated
Convertible notes payable	$151,330	$(11,076)	$140,254
Convertible notes payable - related parties	3,455,343	(29,914)	3,425,429
Derivative liaibility	7,017,470	17,960,574	24,978,044
Total current liabilities	16,959,543	17,919,584	34,879,127
Total liabilities	17,058,772	17,919,584	34,978,356
Accumulated deficit	(11,781,956)	(17,919,584)	(29,701,540)
Total controlling interest	(13,506,097)	(17,919,584)	(31,425,681)
Total stockholders’ Equity (Deficit)	$(13,514,034)	$(17,919,584)	$(31,433,618)

Condensed consolidated Statement of Operations and Comprehensive Loss for the three month period ended March 31, 2016:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$2,932,472	$(976,456)	$1,956,016
Interest expense	(1,504,860)	(17,360)	(1,522,220)
Total other income (expense)	1,413,918	(993,816)	420,102
Loss from operations before income taxes	1,645,761	(993,816)	651,945
Net income	1,645,761	(993,816)	651,945
Net income - controlling interest	1,645,548	(993,816)	651,732
Net income per share - basic and diluted	0.01	(0.01)	—
Total comprehensive income	1,523,304	(993,816)	529,488
Total comprehensive income - controlling interest	$1,523,054	$(993,816)	$529,238

Condensed consolidated balance sheet as of June 30, 2016:

	Originally Reported	Restatement Adjustment	As Restated
Convertible notes payable	$128,561	$(2,480)	$126,081
Convertible notes payable - related parties	4,627,314	(20,016)	4,607,298
Derivative liaibility	3,681,112	6,822,875	10,503,987
Total current liabilities	14,097,050	6,800,379	20,897,429
Total liabilities	14,201,006	6,800,379	21,001,385
Accumulated deficit	(9,560,633)	(6,800,379)	(16,361,012)
Total controlling interest	(10,717,032)	(6,800,379)	(17,517,411)
Total stockholders’ Equity (Deficit)	$(10,724,695)	$(6,800,379)	$(17,525,074)

Condensed consolidated Statement of Operations and Comprehensive Loss for the six month period ended June 30, 2016:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$6,268,831	$10,161,242	$16,430,073
Interest expense	(3,094,588)	(35,855)	(3,130,443)
Total other income (expense)	3,162,156	10,125,387	13,287,543
Loss from operations before income taxes	3,867,358	10,125,387	13,992,745
Net income	3,867,358	10,125,387	13,992,745
Net income - controlling interest	3,866,871	10,125,387	13,992,258
Net income per share - basic	0.08	0.21	0.29
Net income per share - diluted	0.08	0.09	0.17
Total comprehensive loss	3,654,870	10,125,387	13,780,257
Total comprehensive loss - controlling interest	$3,654,499	$10,125,387	$13,779,886

