Form 10-Q
period 2016-09-30
INCEPTION MINING INC.
filed 2016-11-22
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 18, 2016, there were 50,035,680 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$466,617	$137,639
Accounts receivable	1,528	8,389
Accounts receivable - related parties	6,513	6,706
Inventories	1,352,392	969,986
Prepaid expenses and other current assets	18,012	18,057
Total Current Assets	1,845,062	1,140,777

Property, plant and equipment, net	1,585,844	1,759,673
Other assets	32,539	24,769
Total Assets	$3,463,445	$2,925,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$331,322	$309,085
Accrued liabilities	5,601,155	4,883,693
Notes payable	120,000	70,000
Note payable – related party	75,000	-
Advances due to related parties	-	728,543
Convertible notes payable, net of debt discount of $12,105 and $127,947 as of September 30, 2016 and December 31, 2015, respectively	57,895	114,553
Convertible note payable - related party, net of debt discount of $1,095,321 and $4,357,471 as of September 30, 2016 and December 31, 2015, respectively	5,442,043	1,846,145
Derivative liability	13,747,916	26,934,356
Total Current Liabilities	25,375,331	34,886,375

Long-term convertible note payable, net of debt discount of $0 and $53,345 as of September 30, 2016 and December 31, 2015, respectively	-	1,655
Mine reclamation obligation	145,691	77,716
Total Liabilities	25,521,022	34,886,375

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 9,999,949 shares authorized, none issued and outstanding	-	-
Series A, 51 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 49,964,590 and 46,432,016 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	500	464
Additional paid-in capital	161,143	(1,444,079)
Accumulated deficit	(21,697,296)	(30,353,270)
Other comprehensive income - foreign currency translation	(514,567)	(235,492)
Total Controlling Interest	(22,050,220)	(32,032,377)
Non-Controlling Interest	(7,357)	(8,150)
Total Stockholders’ Deficit	(22,057,577)	(32,040,527)
Total Liabilities and Stockholders’ Deficit	$3,463,445	$2,925,219

See accompanying notes to the consolidated financial statements.

Inception Mining Inc.

Condensed Consolidated Statements of Income and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Precious Metals Income	$1,643,295	$1,141,086	$4,800,247	$2,849,485

Operating Expenses
Cost of sales	1,297,736	548,095	2,926,680	1,593,659
General and administrative	595,616	293,435	1,371,653	342,327
Depreciation and amortization expense	34,972	(12,116)	81,741	37,218
Total Operating Expenses	1,928,324	829,414	4,380,074	1,973,204
Income (Loss) from Operations	(285,029)	311,672	420,173	876,281

Other Income/(Expenses)
Other income (expense)	5,078	2,430	7,516	9,778
Change in derivative liability	(3,593,201)	-	12,836,872	-
Change in consignment gold	(2,127)	-	(2,127)	-
Loss on extinguishment of debt	(5,654)	-	(20,179)	-
Loss on mining claims and concessions	-	1	-	(959)
Interest expense	(1,455,045)	(1,287)	(4,585,488)	(6,216)
Total Other Income/(Expenses)	5,050,949	1,144	8,236,594	2,603

Net Income (Loss) from Operations before Income Taxes	(5,335,978)	312,816	8,656,767	878,884
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	(5,335,978)	312,816	8,656,767	878,884
NET INCOME (LOSS) - Non-Controlling Interest	(306)	443	(793)	(1,640)
NET INCOME (LOSS) - Controlling Interest	$(5,336,284)	$313,259	$8,655,974	$877,244

Net income (loss) per share - Basic	$(0.11)	$0.01	$0.18	$0.02
Net income (loss) per share - Diluted	$(0.11)	$0.01	$0.10	$0.02
Weighted average number of shares outstanding during the period - Basic	49,470,940	43,682,133	48,761,425	43,682,133
Weighted average number of shares outstanding during the period - Diluted	49,470,940	43,682,133	88,693,916	43,682,133

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	$129,800	$(235,115)	$(178,121)	$(492,530)
Total Comprehensive Income (Loss)	(5,206,484)	77,701	8,478,646	386,354
Total Comprehensive Income (Loss) - Non-Controlling Interest	1,128	221	757	(2,063)
Total Comprehensive Income(Loss) - Controlling Interest	$(5,205,356)	$77,922	$8,479,403	$384,291

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net Income	$8,656,767	$878,884
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	472,404	249,879
Impairment of mining concessions	-	959
Common stock issued for services	263,500	-
Loss on extinguishment of debt	20,179	-
Change in derivative liability	(12,836,872)	-
Change in consignment gold	2,127	-
Amortization of debt discount	3,456,440	-
Consulting expense	183,121	-
Net expense paid on behalf of company	350,627	-
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	4,392	(7,072)
Decrease (increase) inventories	92,202	(180,498)
Decrease (increase) prepaid expenses and other current assets	(6,516)	(252,200)
Increase (decrease) accounts payable and accrued liabilities	519,760	(10,262)
Increase (decrease) advances payable - related parties	(584,851)	(829,922)
Net Cash Provided by Operating Activities	593,250	(150,232)

Cash Flows From Investing Activities:
Purchase of fixed assets	(133,070)	(7,640)
Net Cash Used In Investing Activities	(133,070)	(7,640)

Cash Flows From Financing Activities:
Repayment of notes payable	(850,000)	-
Repayment of note payable – related party	(790,000)
Repayment of convertible notes payable	(194,498)	-
Proceeds from notes payable	845,000	200,000
Proceeds from notes payable-related parties	865,000	-
Net Cash Provided by (Used in) Financing Activities	(124,498)	200,000
Effects of exchange rate changes on cash	(6,704)	(3,628)
Net Increase / (Decrease) in Cash	328,978	38,500
Cash at Beginning of Period	137,639	159,678
Cash at End of Period	$466,617	$198,178

Supplemental disclosure of cash flow information:
Cash paid for interest	$438,845	$4,929
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Land purchased with accounts payable	$225,000	$-
Convertible note payable issued for accounts payable	$27,578	$-
Convertible note payable - related party issued for accrued liabilities	$375,343	$-
Common stock issued for conversion of note payable - related party	$925,156	$-
Common stock issued for purchase of equipment	$10,050	$-

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Inception Mining Inc. (“the Company”) is a precious metal mineral production, acquisition, exploration and development company. The Company was incorporated under the name “Golf Alliance Corporation” under the laws of the State of Nevada on July 2, 2007 and has focused on precious metal mineral acquisition and exploration since 2010.

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during nine months ended September 30, 2016, the Company incurred net income of $8,656,767 and provided $593,250 in cash for operating activities, however the Company had a negative working capital of $23,530,269 and accumulated deficit of $21,697,296. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. All adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2016, the results of its consolidated statements of comprehensive income/(loss) for the three month and nine month periods ended September 30, 2016 and September 30, 2015, and its consolidated cash flows for the nine month periods ended September 30, 2016 and September 30, 2015. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below  (See Note 4). While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed below are that of volatility and market price of the underlying common stock of the Company.

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

Income per Common Share - Basic net income per common share is computed by dividing net income, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred a net loss for the period ended December 31, 2015, all equity-linked instruments are considered anti-dilutive. For the period ended September 30, 2016, the number of common stock equivalents is 39,932,491.

Comprehensive Income - Comprehensive income is made up of the exchange differences arising on translating foreign operations and the net income (loss) for the periods ended September 30, 2016 and 2015.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Supplies	$148,393	$124,598
Mineralized Material on Leach Pads	781,765	315,954
ADR Plant	47,198	206,105
Finished Ore	375,036	323,329
Total Inventories	$1,352,392	$969,986

There were no stockpiles at September 30, 2016 and December 31, 2015.

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

As of September 30, 2016 or December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

The derivative liability as of September 30, 2016, in the amount of $13,747,916 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2016 and December 31, 2015:

	Debt Derivative Liabilities	Warrant Derivative Liabilities	Total
Balance, December 31, 2015	$26,814,501	$119,855	$26,934,356
Transfers in upon initial fair value of derivative liabilities	133,614	131,183	264,797
Change in fair value of derivative liabilities and warrant liability	(12,759,298)	(77,574)	(12,836,872)
Change attributed to loss on extinguishment of debt	(215,085)	-	(215,085)
Transfers to permanent equity upon exercise of warrants	(361,856)	(37,424)	(399,280)
Balance, September 30, 2016	$13,611,876	$136,040	$13,747,916
Net gain for the period included in earnings relating to the liabilities held at September 30, 2016	$12,759,298	$77,574	$12,836,872
Net gain for the period included in earnings relating to the liabilities held at December 31, 2015	$2,868,971	$(13,051)	$2,855,920

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

At September 30, 2016, the Company marked to market the fair value of the debt derivatives and determined a fair value of $13,611,876. The Company recorded a gain from change in fair value of debt derivatives of $12,759,298 for the period ended September 30, 2016. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 190.36%, (3) weighted average risk-free interest rate of 0.29% (4) expected life of 0.25 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant derivatives – The Company issued warrants in conjunction with the issuance with the Typenex, JMJ Financial and Firstfire Global Convertible Promissory Notes. On July 15, 2016, the Company issued 180,000 warrants in conjunction with the settlement of a convertible notes payable with Jonathan Shane. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At September 30, 2016, the Company marked to market the fair value of the warrant liability and determined a fair value of $136,040. The Company recorded a gain from change in fair value of warrant liability of $77,574 for the period ended September 30, 2016. The fair value of the warrant liability was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 208.41% to 222.53%, (3) weighted average risk-free interest rate of 0.87% to 0.88% (4) expected life of 2.79 to 3.75 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total
Long-term investments	$-	$-	$-	$-
Total	-	-	-	-
Warrant liability	-	-	136,040	136,040
Debt Derivative	-	-	13,611,876	13,611,876
Total	$-	$-	$13,747,916	$13,747,916

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Land	$258,508	$11,562
Buildings	2,223,945	2,289,865
Machinery and Equipment	1,004,849	964,651
Office Equipment and Furniture	43,216	42,289
Vehicles	85,622	88,160
	3,616,140	3,396,527
Less Accumulated Depreciation	(2,030,296)	(1,636,854)
Total Property, Plant and Equipment	$1,585,844	$1,759,673

During the nine months ended September 30, 2016 and September 30, 2015, the Company recognized depreciation expense of $472,405 and $225,523, respectively.

6. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The mine reclamation liability was $145,691 and $77,716 as of September 30, 2016 and December 31, 2015, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a risk free rate of 3.74% and an inflation rate of 2%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2016 and 2015 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the reclamation liability were as follows:

	September 30, 2016	December 31, 2015
Balance, Beginning of Year	$77,716	$29,637
Liabilities incurred	67,975	48,079
Disposal	-	-
Balance, End of Year	$145,691	$77,716

7. Notes Payable

Notes Payable	9/30/2016	12/31/2015
3-2-1 Partners, Inc.	$100,000	$-
Jonathan Shane note payable	20,000	-
Pine Valley Investments	-	70,000
Total notes payable	$120,000	$70,000

3-2-1 Partners, LLC – On September 23, 2016, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $100,000 (the “Note”) due on October 23, 2016 and bears a 5% interest rate. As of September 30, 2016, the outstanding balance of the Note was $100,000 and accrued interest was $5,000.

Jonathan Shane – On July 15, 2016, the Company negotiated a settlement for these convertible notes with the note holder. The balance of the notes of $55,000 is to be paid via a payment each month with the last payment due on November 15, 2016. As of September 30, 2016, the Company had made payments of $35,000 towards the outstanding balance. In addition to the principle payments, the Company issued 9,090 shares of common stock valued at $7,272 and 180,000 warrants for shares of common stock. The warrants have a three year life with 30,000 warrants are exercisable at $0.50 per share, 30,000 warrants are exercisable at $1.00 per share, 30,000 warrants are exercisable at $1.50 per share and 90,000 warrants are exercisable at $2.00 per share. The accrued interest of $5,867 was forgiven. The note was changed to a short term note payable instead of a convertible note payable.

LVD Investments – On August 8, 2016, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $100,000 (the “Note”) due on August 31, 2016 and bears a 7.5% interest rate. The Company made a payment of $107,500 towards the principal balance and accrued interest of $7,500 on August 31, 2016. As of September 30, 2016, the outstanding balance of the Note was $0.

LVD Investments – On September 7, 2016, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $100,000 (the “Note”) due on September 30, 2016 and bears a 7.5% interest rate. The Company made a payment of $107,500 towards the principal balance and accrued interest of $7,500 on September 19, 2016. As of September 30, 2016, the outstanding balance of the Note was $0.

8. Notes Payable – Related Parties

Notes Payable - Related Parties	9/30/2016	12/31/2015
WOC Energy LLC	$75,000	$-
Total notes payable	$75,000	$-

WOC Energy, LLC – On June 23, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $100,000 (the “Note”) due on July 7, 2016 and bears a 8% interest rate. The Company made a payment of $107,500 towards the principal balance and accrued interest of $7,500 on July 22, 2016. As of September 30, 2016, the outstanding balance of the Note was $0.

WOC Energy, LLC – On July 29, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $100,000 (the “Note”) due on August 31, 2016 and bears a 7.5% interest rate. The Company made a payment of $107,500 towards the principal balance and accrued interest of $7,500 on August 26, 2016. As of September 30, 2016, the outstanding balance of the Note was $0.

WOC Energy, LLC – On August 31, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $100,000 (the “Note”) due on September 30, 2016 and bears a 7.0% interest rate. The Company made a payment of $107,000 towards the principal balance and accrued interest of $7,000 on September 21, 2016. As of September 30, 2016, the outstanding balance of the Note was $0.

WOC Energy, LLC – On September 29, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $75,000 (the “Note”) due on October 20, 2016 and bears a 3.5% interest rate. As of September 30, 2016, the outstanding balance of the Note was $75,000 and accrued interest was $2,625.

8. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
		(Restated)
Brunson, Chandler & Jones convertible note payable	$-	$-
Dave Wavrek convertible note payable	-	4,500
Iconic Holdings convertible note payable	-	55,000
JMJ Financial convertible note payable	-	55,000
Jonathan Shane convertible note payable	-	55,000
Phil Zobrist convertible note payable	60,000	60,000
Typenex convertible note payable	-	58,000
UP and Burlington convertible note payable	10,000	10,000
Total Convertible Notes Payable	70,000	297,500
Less unamortized discount	(12,105)	(181,291)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	57,895	116,209
Less: Current Portion	(57,895)	(114,554)
Long Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$1,655

Brunson, Chandler & Jones, PLLC – On January 13, 2016, the Company issued an unsecured Convertible Promissory Note to Brunson, Chandler & Jones, PLLC (“BCJ”), in the principal amount of $27,578 (the “Note”) due on July 13, 2016 and bears 10% per annum interest, due at maturity as settlement of services rendered for the same amount. The Note is convertible into common stock, at holder’s option, at 10% discount of the lowest VWAP of the common stock during the 3 trading day period prior to conversion. The Company has identified the embedded derivatives related to the Note. The embedded derivatives relate to conversion features.

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Note and to fair value as of each subsequent reporting date, which at March 31, 2016 was $3,627. At the inception of the Note, the Company determined the aggregate fair value of $25,104 of the embedded derivatives. The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 288.75%, (3) weighted average risk-free interest rate of 0.46%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock from $0.74 (0.14 pre-split) per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $25,104 were allocated as a debt discount. For the nine months ended September 30, 2016, the Company amortized $25,104 of debt discount to current period operations as interest expense. On July 13, 2016, the Note was settled with a payment of $22,000 in cash paid by an officer on behalf of the Company. The remaining balance of $5,758 and accrued interest of $2,758 were forgiven and have been recorded as a gain on extinguishment of debt during the nine months ended September 30, 2016. As of September 30, 2016, the gross balance of the Note was $0 and accrued interest was $0.

Dave Wavrek – On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on December 31, 2015. The note is convertible, at the holder’s option into shares of the Company’s common stock at $2.48 (0.45 Pre-split) per share. A beneficial conversion feature on the new note was recorded for $100,000. For the nine months ended September 30, 2016, the Company amortized $0 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $0 and accrued interest was $4,500.

Iconic Holdings – On November 17, 2015, the Company entered into an unsecured Note Purchase Agreement in which the Company will receive the principal amount of $55,000 with an original issue discount of 10% of loaned funds. The Company has received funds totaling $50,000 and recorded additional principal due to the original issue discount totaling $5,000. The note bears interest at the rate of 10% per annum and all interest and principal must be repaid on June 1, 2016. The note is convertible into common stock, at the holder’s option, at the lower of $0.83 (0.15 pre-split) or 60% of the lowest three trading prices of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. On February 9, 2016, the Company made a payment of $6,000 against the principal balance. In May 2016, the Company made payments of $71,000 to pay the note and accrued interest in full. For the nine months ended September 30, 2016, the Company amortized $42,716 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $0 and accrued interest was $0.

JMJ Financial Services – On December 9, 2015, the Company issued an unsecured Convertible Promissory Note to JMJ Financial Services (“JMJ”), in the principal amount of $55,000 (the “Note”) due on December 9, 2017 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at the lesser of $1.34 (0.25 pre-split) or a 40% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion. On May 25, 2016, the Company made a payment of $84,000 against the balance of the note and accrued interest. For the nine months ended September 30, 2016, the Company amortized $53,345 of debt discount to current period operations as interest expense. As of September 30, 2016, the gross balance of the note was $0 and accrued interest was $0.

Jonathan Shane – On June 15, 2015, the Company issued an unsecured Convertible Promissory Note to Jonathan Shane in the principal amount of $25,000 (the “Note”) due on June 14, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $25,000. The Note is convertible into common stock, at holder’s option, at a price of $3.25 (0.59 pre-split) or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion. On July 15, 2016, a settlement for this note was reached. See settlement below. As of September 30, 2016, the gross balance of the note was $0 and accrued interest was $0.

On July 7, 2015, the Company issued an unsecured Convertible Promissory Note to Jonathan Shane in the principal amount of $30,000 (the “Note”) due on July 6, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $30,000. The Note is convertible into common stock, at holder’s option, at a price of $3.25 (0.59 pre-split) or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion. On July 15, 2016, a settlement for this note was reached. See settlement below. As of September 30, 2016, the gross balance of the note was $0 and accrued interest was $0.

On July 15, 2016, the Company negotiated a settlement for these notes with the note holder. The balance of the notes of $55,000 is to be paid via a payment each month with the last payment due on November 15, 2016. As of September 30, 2016, the Company had made payments of $35,000 towards the outstanding balance. In addition to the principle payments, the Company issued 9,090 shares of common stock valued at $7,272. The accrued interest of $5,867 was forgiven. The note was changed to a short term note payable instead of a convertible note payable. The Company also issued 180,000 warrants to the note holder. These warrants have a life of three years and are exercisable accordingly: 30,000 warrants at $0.50 per share, 30,000 warrants at $1.00 per share, 30,000 warrants at $1.50 per share and 90,000 warrants at $2.00 per share. These warrants were valued using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 214.85%, (3) weighted average risk-free interest rate of 0.87% (4) expected life of 3.00 years, and (5) the quoted market price of $0.80. These warrants were valued at $131,183. The Company recorded a loss on extinguishment of debt for these notes and warrants of $101,445 during the nine months ended September 30, 2016.

For the nine months ended September 30, 2016, the Company amortized $26,822 of debt discount to current period operations as interest expense. As of September 30, 2016, the gross balance of the note was $20,000 and accrued interest was $0.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2016, the Company amortized $36,053 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $60,000 and accrued interest was $40,182.

Typenex – On July 7, 2015, the Company issued an unsecured Convertible Promissory Note to Typenex Co-Investment LLC (“Typenex”), in the principal amount of $58,000 (the “Note”) due on February 7, 2016 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000 and legal fees reimbursement of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount to the average of the three lowest bid prices of the common stock during the 20 trading day period prior to conversion. However, should the average of the three lowest bid prices as described above fall below $3.30 (0.60 pre-split), then the applicable discount increases to 45%. In addition, the conversion price is to subject to be reduced should the Company issue or grant common stock or equivalents (as defined) at a lower issuance price (dilutive issuance). On January 7, 2016, the Company made a payment of $20,437 for principal of $12,625, accrued interest of $3,372, an extension fee of $2,500 and premium fee of $1,940. On February 3, 2016, the Company made a payment of $17,457 for principal of $15,125, accrued interest of $392 and premium fee of $1,940. On March 4, 2016, the Company made a payment of $17,291 for principal of $15,125, accrued interest of $226 and premium fee of $1,940. On April 8, 2016, the Company made a payment of $17,163 for principal of $15,125, accrued interest of $98 and premium fee of $1,940. For the nine months ended September 30, 2016, the Company amortized $10,251 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $0 and accrued interest was $0.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $2.48 (0.45 pre-split) per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of September 30, 2016, the outstanding balance on this note was $10,000.

9. Convertible Notes Payable – Related Parties

Convertible Notes Payable – Related Parties	9/30/2016	12/31/2015
		(Restated)
Claymore Management convertible note payable	$185,000	$185,000
GAIA Ltd convertible note payable	1,150,000	1,150,000
Legends Capital convertible note payable	765,000	765,000
LWB Irrev Trust convertible note payable	1,101,000	1,101,000
MDL Ventures convertible note payable	1,108,383	774,635
Silverbrook Corporation convertible note payable	2,227,980	2,227,980
Total Convertible Notes Payable - Related Parties	6,537,363	6,203,615
Less unamortized discount	(1,095,320)	(4,357,470)
Total Convertible Notes Payable - Related Parties, Net of Unamortized Debt Discount	$5,442,043	$1,846,145

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bears 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2016, the Company amortized $111,162 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $185,000 and accrued interest was $184,564.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2016, the Company amortized $691,009 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $1,150,000 and accrued interest was $930,896.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2016, the Company amortized $459,671 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $765,000 and accrued interest was $642,129.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2016, the Company amortized $661,566 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $1,101,000 and accrued interest was $1,012,422.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. For the nine months ended September 30, 2016, the Company amortized $0 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $1,108,383 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2016, the Company amortized $1,338,742 of debt discount to current period operations as interest expense. As of September 30, 2016 the gross balance of the note was $2,227,980 and accrued interest was $1,609,545.

10. Stockholders’ Deficit

Preferred Stock – Series A

On August 30, 2016, the board of directors designated 51 shares of preferred stock as Series A. These shares have preferential voting rights and no conversion rights. As of September 30, 2016, no shares of Series A preferred stock have been issued.

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

On July 15, 2016, the Company issued 9,090 shares of common stock per a negotiated debt settlement agreement. These shares were valued at $7,272.

On July 29, 2016, 881,057 shares of common stock were issued for the conversion of debt obligation to related parties. These shares were valued at the amount of the debt converted of $200,000.

On August 8, 2016, the Company entered into a 90 day consulting agreement with Red Rock Marketing Media, Inc. Per the agreement, the Company is required to make three $40,000 payments and three issuances of 150,000 shares of common stock each month starting in August 2016. On August 8, 2016, the Company made the required payment of $40,000 and issued 150,000 shares of common stock. The shares issued were valued at $0.80 per share for a value of $120,000.

On September 6, 2016, the Company issued 150,000 shares of common stock per the consulting agreement with Red Rock Marketing Media, Inc. These shares were valued at $0.57 per share for a value of $85,500.

On September 13, 2016, the Company entered into a Settlement Agreement with a consultant through which the consultant agreed to return 177,540 shares of common stock to the Company. The 177,540 shares were returned to the Company and were immediately cancelled.

Warrants

On July 15, 2016, the Company issued 180,000 warrants associated with the extinguishment of a convertible note payable. The warrants have a three year life, 30,000 warrants are exercisable at $0.50 per share, 30, 000 warrants are exercisable at $1.00 per share, 30, 000 warrants are exercisable at $1.50 per share and 90, 000 warrants are exercisable at $2.00 per share.

On August 5, 2016, 20,409 three year warrants expired without being exercised. These warrants had an exercise price of $4.95.

The following tables summarize the warrant activity during the nine months ended September 30, 2016 and the year ended December 31, 2015:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2014	75,094	$5.72
Granted	109,091	3.63
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2015	184,185	3.91
Granted	180,000	1.50
Exercised	(66,099)	1.81
Forfeited	(20,409)	4.95
Balance at September 30, 2016	277,677	$2.78

2016 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Exercise Price
$ 0.50 - 6.88	277,677	2.71 years	$2.78	127,677	$4.05

11. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months.

Lease – The Company leases office space from Terramerica Corporation. The lease term is 12 months and expires January 31, 2017. Rent expense for the nine months ended September 30, 2016 amounted to $7,823.

12. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. In the opinion of management, as of September 30, 2016, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist. During the period covered by this report, we were served with a lawsuit from one of our creditors. On July 8, 2016, a judgment was entered against us in the amount of $10,000 in favor of a creditor and we paid the amount due under this judgment of $10,207 on August 2, 2016 in full settlement of this dispute.

13. Subsequent Events

In Accordance with ASC 855-10, Company management has evaluated all events that have occurred subsequent to September 30, 2016 and determined that the following item is material to be reported in this quarterly report:

Effective October 2, 2016, the Company renegotiated various convertible notes payable containing conversion features that were assumed in the Merger with Clavo Rico Ltd that closed October 2, 2016. The amended notes remove the conversion feature and the due dates were extended until December 31, 2017. All remaining characteristics of the notes remained the same. The Company will recognize a gain on extinguishment of debt of approximately $13,611,876 and a gain in the change in derivative liability of approximately $136,840 on this transaction during the last quarter of the year ending December 31, 2016.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2016, the results of its consolidated statements of comprehensive income/(loss) for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, and its consolidated cash flows for the nine-month periods ended September 30, 2016 and September 30, 2015. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview

We are a mining company that was formed in Nevada on July 2, 2007. As a mining company, we are engaged in the production of precious metals. Our activities are not limited to production and they also include acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Mining has acquired two projects, as described below. Our target properties are those that have been the subject of historical exploration. We have generated revenue from mining operations.

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

The Company’s primary mine is a surface operation and is located on the 200-hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S. de R.L. as a small family business. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.9%. This company has since invested over five million dollars in the expansion and development of the mine and surrounding properties. Today, the Company operates this mine through exploration of surface-level material.

Mining operations begin by crushing extracted material to approximately 3/8-inch size pebbles, which is then mixed with additional material and loaded on the recovery pad for processing. The pebble material is sprinkled with a solution that leaches the gold from the rock, and the solution is collected and processed on-site at Clavo Rico’s own ADR plant. The doré bars that result from this process are shipped to the USA for refining.

Prior to the expansion, the mine had been processing approximately 500 tons of extracted material per month. The current recovery operation has been sized to handle from 500 to 1,000 tons of extracted material per day on a recovery bed that has the capacity to receive up to 500,000 tons of material. This expansion represents a sizeable increase in capacity. The company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the recovery bed to capacity by the end of 2017. The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

During the period covered under this Quarterly Report, the Company extracted 29,546.22 tons of material from its surface operation, with an average grade of 2.86 grams of gold per ton and 2.25 grams of silver per ton. After processing this material using the on-site leach pad, the Company produced 1470.28 ounces of gold and 1090.99 ounces of silver for assaying and refining, for a recovery percentage of 54.2%.

The Company utilizes four distinct properties located at the Clavo Rico Concession: the main Clavo Rico property, where extraction, leaching, and processing occurs, and the Modesto, Loli, and Juan Carlos Williams properties, used as extraction sites. The Modesto location was acquired by the Company pursuant to a real estate purchase agreement in December 2015. The Company is permitted access to the Loli and Juan Carlos Williams properties pursuant to informal oral agreements.

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

UP & Burlington Gold Mine, Salmon, Lemhi County, Idaho

On February 25, 2013 the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine (“UP & Burlington”) pursuant to an asset purchase agreement. The Company owns and controls this property exclusively; there are no third parties who impose conditions of any kind on operations at this location. We are presently in the exploration stage at UP & Burlington. UP & Burlington contains two federal patented mining claims, which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres that comprise this property. Production at this mine is subject to a 3% net smelter royalty, which may increase or decrease depending on the amount of gold produced.

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

The Company and its independent consultants are in the process of developing a detailed exploration-drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase of began in 2013. The Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies and has updated the historic feasibility study and environmental permit applications.

Nevada Exploration

The Company had previously disclosed exploration in the Northern Nevada Rift through a partner. All exploration in these areas has ceased and the Company has no plans to pursue exploration in this area at this time.

Results of Operations

Nine-months ended September 30, 2016 compared to the nine-months ended September 30, 2015

We had a net income of $8,656,767 for the nine-month period ended September 30, 2016, and a net income of $878,884 for the nine-month period ended September 30, 2015. This change in our results over the two periods is primarily the result of increased precious metal production, fewer professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into, as well as the decrease in exploration costs, changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Increase/
	2016	2015	(Decrease)
Revenues	$4,800,247	$2,849,485	$1,950,762
Cost of Sales	2,926,680	1,593,659	1,333,021
General and Administrative	1,371,653	342,327	1,029,326
Depreciation and Amortization Expenses	81,741	37,218	44,523
Total Operating Expenses	4,380,074	1,973,204	2,406,870
Income (Loss) from Operations	420,173	876,281	456,108
Other Income (expense)	7,516	9,778	2,262
Change in Derivative Liabilities	12,836,872	-	(12,836,872)
Loss on Extinguishment of Debt	(20,179)	-	20,179
Change in Consignment Gold	(2,127)	-	2,127
Loss on Impairment of Mining Claim	-	(959)	(959)
Interest Expense	(4,585,488)	(6,216)	4,579,272
Income (Loss) from Operations Before Taxes	8,656,767	878,884	(7,777,883)
Net Income (Loss)	$8,656,767	$878,884	$(7,777,883)

Three-months ended September 30, 2016 compared to the three-months ended September 30, 2015

We had a net loss of $5,355,978 for the three-months ended September 30, 2016, and a net income of $312,816 for the three-months ended September 30, 2015. This change in our results over the two periods is primarily the result of increased precious metal production, fewer professional and consulting agreements, where the Company utilizes the expertise, professional relationships, and knowledge of said consultants, are classified as general and administrative expenses that have been entered into, as well as the decrease in exploration costs, changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/
	2016	2015	(Decrease)
Revenues	$1,643,295	$1,141,086	$502,209
Cost of Sales	1,297,736	548,095	749,641
General and Administrative	595,616	293,435	302,181
Depreciation and Amortization Expenses	34,972	(12,116)	47,088
Total Operating Expenses	1,928,324	829,414	1,098,910
Income (Loss) from Operations	(285,029)	311,672	596,701
Other Income (expense)	5,078	2,430	2,648
Change in Derivative Liabilities	(3,593,201)	-	(3,593,201)
Loss on Extinguishment of Debt	(5,654)	-	5,654
Change in Consignment Gold	(2,127)	-	2,127
Loss on Impairment of Mining Claim	-	1	1
Interest Expense	(1,455,045)	(1,287)	1,453,758
Income (Loss) from Operations Before Taxes	(5,335,978)	312,816	(5,648,794)
Net Income (Loss)	$(5,335,978)	$312,816	$(5,648,794)

Liquidity and Capital Resources

Our balance sheet as of September 30, 2016 reflects assets of $3,463,445. We had cash in the amount of $466,617 and working capital deficit in the amount of $23,530,269 as of September 30, 2016. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will need to raise approximately $2,000,000 in order to fully implement our business plan.

Working Capital

	September 30, 2016	December 31, 2015
Current assets	$1,845,062	$1,140,777
Current liabilities	25,375,331	34,886,375
Working capital deficit	$(23,530,269)	$(33,745,598)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $21,697,296. In addition, there is a working capital deficit of $23,530,269 as of September 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended September 30,
	2016	2015
Net Cash Provided by Operating Activities	$593,250	$679,690
Net Cash Used in Investing Activities	(133,070)	(837,562)
Net Cash Provided by (Used in) Financing Activities	(124,498)	200,000
Effects of Exchange Rate Changes on Cash	(6,704)	(3,628)
Net Increase (Decrease) in Cash	$328,978	$38,500

Operating Activities

Net cash flow provided by operating activities during the nine months ended September 30, 2016 was $593,250, a decrease of $86,440 from the $679,690 net cash provided during the nine months ended September 30, 2015. This decrease in the cash provided by operating activities was primarily due to the increase in cost of precious metals production by the Company.

Investing Activities

Investing activities during the nine months ended September 30, 2016 used $133,070, an decrease of $704,492 from the $837,562 used by investing activities during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company purchased $133,070 in fixed assets.

Financing Activities

Financing activities during the nine months ended September 30, 2016 used $124,498, a decrease of $324,498 from the $200,000 provided by financing activities during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company received $1,710,000 in proceeds from a short-term note. The Company also made $2,561,190 in payments on notes payable, including the short-term notes payable, payments of $194,500 to convertible notes payable.

We are currently seeking up to $20,000,000 in debt or equity financing in order to fully implement our business plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2015 and September 30, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2016, the Company issued the following equity securities:

On July 15, 2016, the Company issued 9,090 shares of common stock to Jonathan Shane per a negotiated debt settlement agreement. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On July 29, 2016, 881,057 shares of common stock were issued for the conversion of debt obligation to Trent D’Ambrosio. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On August 8, 2016, the Company issued 150,000 shares of common stock to Red Rock Marketing Media, Inc. pursuant to a consulting agreement. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On September 6, 2016, the Company issued 150,000 shares of common stock per the consulting agreement with Red Rock Marketing Media, Inc. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

On August 30, 2016, the Board of Directors of the Company, pursuant to Article II of the Company’s Articles of Incorporation, approved the designation of fifty-one (51) shares of its authorized capital stock as “Series A Preferred Stock”. The Certificate of Designation for the Series A Preferred Stock was filed on August 31, 2016. As of the date of this filing, there are no shares of preferred stock issued.

Effective October 2, 2016, the Company renegotiated the convertible notes payable containing derivative features that were assumed in the Merger that closed October 2, 2016 (including those promissory notes issued to Claymore Management, GAIA Ltd, Legends Capital, LWB Irrevocable Trust, MDL Ventures, LLC, and Silverbrook Corporation). These Note Amendment and Extension Agreements amended the terms of the original notes by removing the conversion feature entirely and extending the payment due date until December 31, 2017. All remaining characteristics of the original notes remained the same. As a result of these Note Amendments and Extension Agreements being executed, the Company will recognize a gain on extinguishment of debt and a gain in the change in derivative liability for the period ending December 31, 2016.

On November 21, 2016, the Company filed a 10-K/A with restated financials to correct a miscalculation in the Company’s derivative liability. The Company believes that the Note Amendments and Extension Agreements it negotiated with its noteholders will benefit the Company by removing the conversion feature and thereby reducing the complexity of the calculation of the Company’s derivative liability in the future and likely resulting in a gain on extinguishment of debt and a gain in the change in derivative liability for next reporting period.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
3.6	Certificate of Designation as filed with the State of Nevada, stamped effective August 31, 2016*
4.1	Note Purchase Agreement by and among the Company and the Iconic Holdings, LLC, dated February 18, 2014 (6)
4.2	Convertible Promissory Note issued to Iconic Holdings, LLC (6)
4.3	Securities Purchase Agreement by and among the Company and Typenex Co-Investment, LLC, dated September 24, 2014 (7)
4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC (7)
4.5	Warrant to Purchase Shares of Common Stock issued to Typenex Co-Investment, LLC (7)
4.6	Convertible Promissory Note issued to Claymore Management dated October 2, 2015 (9)
4.7	Convertible Promissory Note issued to GAIA, Ltd. dated October 2, 2015(9)
4.8	Convertible Promissory Note issued to Legends Capital Group dated October 2, 2015(9)
4.9	Convertible Promissory Note issued to LWB Irrevocable Trust dated October 2, 2015(9)
4.10	Convertible Promissory Note issued to Silverbrook Corporation dated October 2, 2015(9)
4.11	Amendment to Convertible Promissory Note issued to MDL Ventures dated January 1, 2016(9)
4.12	Amendment to Convertible Promissory Note issued to MDL Ventures dated January 1, 2016(9)
10.1	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (5)
10.2	Agreement and Plan of Merger dated August 4, 2015 (8)
10.3	Addendum to Agreement and Plan of Merger (8)
21.1	List of Subsidiaries (9)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(6)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(7)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(8) (9)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015. Incorporated by reference from Form 10-K filed with the SEC on May 3, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date: November 22, 2016	By:	/s/ Michael Ahlin
	Name:	Michael Ahlin
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

