Form 10-K
period 2016-12-31
INCEPTION MINING INC.
filed 2017-04-17
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter: $13,913,830.

The number of shares of registrant’s common stock outstanding as of April 17, 2017 was 51,353,780 shares. The number of shares of registrant’s preferred stock outstanding as of April 17, 2017 was 51 shares.

GLOSSARY OF MINING TERMS

Exploration Stage

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

in-situ – in its natural position.

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

Ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per ton of ore.

Oxide – gold bearing ore which results from the oxidation of near surface sulfide ore.

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

Sedimentary rock – rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.

Strike – the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal

Strip – to remove barren rock or overburden in order to expose ore.

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

The Company

Overview

We are a mining company that was formed in Nevada on July 2, 2007. As a mining company, we are engaged in the production of precious metals. Our activities are not limited to production and they also include production, acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Mining has acquired two projects, as described below. Our target properties are those that have been the subject of historical exploration. We have generated revenue from mining operations.

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

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the U.P. and Burlington Gold Mine (“UP and Burlington”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013 (the “Asset Purchase Agreement”). We are presently in the exploration stage at UP and Burlington. UP and Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP and Burlington.

As part of our initial Plan of Operations for UP and Burlington, we have two-phases. During Phase I, we have obtained the necessary permitting to make an additional access road and surface improvements. We have implemented a bulk sample project on the surface of a 2,500 foot per day-lighted vein to depths of 40-60 feet. We plan to implement a Confirmatory Core Drilling Program that will be (NI43-101) compliant, with Vein Definition and Valuations. In Phase II, we plan to contract with an underground miner or mining company, develop an operational plan, expand portal development leveraging existing underground access and implement underground mining to a depth based on optimizing costs versus processed ore value. There is no guarantee that we will be successful in implementing either Phase I or Phase II.

The Company and its independent consultants are developing a detailed exploration-drilling program to confirm and expand mineralized zones in these mines and collect additional environmental and technical data. The first phase of confirmation and expansion was initiated in 2015 and the Company continued evaluation of the project, metallurgical testing, engineering, environmental programs and studies during 2016. The Company plans to continue to update the historic feasibility study and environmental permit applications.

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

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2016, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding additional permanent employees, as well as the possible purchase or lease of equipment.

Employees

As of the date of this filing, we currently employ ninety-five (95) full-time employees and generally around twenty-seven (27) temporary employees in the United States and Honduras. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts arising from any patents or trademarks. As part of our purchase of UP and Burlington, we granted a net smelter royalty (“NSR”) of 3% of production in the UP and Burlington mine. Additionally, our Clavo Rico project has a NSR of 5% in addition to a refinery royalty of 3% of production in the Clavo Rico mine.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. Although we had net income in 2016, as of December 31, 2016, our accumulated deficit since inception was $12,919,113. We have substantial current obligations and at December 31, 2016, we had $12,589,217 of current liabilities compared to only $1,714,321of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

As we are in the beginning stages of our exploration activities on UP and Burlington, and such property has not generated revenue in the recent past, we expect to incur additional losses in the foreseeable future, and such losses may continue to be significant. To become profitable, we must be successful in raising capital to continue with our mining efforts, exploration activities, meet the work commitment requirements on UP and Burlington and Clavo Rico, discover economically feasible mineralization deposits and establish reserves, successfully develop the properties and finally realize adequate prices on our minerals in the marketplace. Thus, we may never be profitable.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2016. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

We have a limited operating history.

As an early stage company that has recently made acquisitions, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications, and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability. Additionally, the Company’s recent merger with the operating foreign entity was based on a review of all historical data and potential revenue streams and resources as could be ascertained from the submission of documents and a thorough review of all data made available. We believe the materials to be accurate and have attempted to discount the valuations due to perceived risks of foreign operations and the tasks of incorporating a non-public entity into Inception Mining Inc.

The feasibility of mineral extraction from UP and Burlington has not yet been established, as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the properties.

UP and Burlington does not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not yet completed our feasibility study with regard to UP and Burlington. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on UP and Burlington.

Exploring for gold is an inherently speculative business.

Natural resource exploration, and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources that can be mined or extracted at a profit at our UP and Burlington project. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us to make a profit after extracting it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits. At our Clavo Rico mine, the resources may become scarce or more difficult to obtain.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

We will be required to raise significantly more capital in order to develop UP and Burlington for mining production, assuming economically viable reserves exist. There is no assurance that our investments in UP and Burlington will be financially productive. We will also be required to raise significantly more capital in order to fund our Clavo Rico operations. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold, base metals, and other minerals we are able to mine, the status of the national and worldwide economy, and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely may lose our lease and options to acquire an ownership interest in UP and Burlington and be unable to fund our operations at the Clavo Rico mine in Honduras. This would likely lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

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

We are dependent upon the successful exploration of our mining property and the discovery of valuable mineralization on the property. All anticipated future revenues would come directly or indirectly from the UP and Burlington and Clavo Rico projects. Should we fail to locate economically extractable mineralization on our property, or enter into an agreement to option and sell our interests to some other mining operation, we will have no revenue and our business will fail.

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

Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on UP and Burlington and/or on Clavo Rico, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

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

UP and Burlington and Clavo Rico are subject to royalties on production.

As part of our purchase of UP and Burlington, we granted a Net Smelter Royalty (“NSR”) of 3%. Additionally, our Clavo Rico project has a NSR of 5% in addition to a refinery royalty of 3%. In addition, claims made by currently-unknown third parties for historical royalties may be asserted against us.

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

Our company is completely dependent on Trent D’Ambrosio, our Chief Executive Officer and Chief Financial Officer. Mr. D’Ambrosio is also a member of our Board of Directors. The loss of Mr. D’Ambrosio could significantly and adversely affect our business, and could even result in a complete failure of the Company. We do not carry any life insurance on the life of Mr. D’Ambrosio.

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

Mineral deposit estimation calculations may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from any original estimations. Despite future investment in exploration activities, there is no guarantee we will locate additional commercially viable ore deposits or reserves. Most exploration projects do not result in discovery of commercially viable and mineable ore deposits. With little capital available, we will have to limit our exploration, which decreases the chances of finding a commercially viable ore body. Even if potentially promising mineralization is identified at UP and Burlington, we may choose to not begin production due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. Further, we may cease our production operations at Clavo Rico due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If exploration activities do not suggest a commercially successful prospect, then we may altogether abandon plans to pursue efforts to further develop these properties.

Historical production of gold at UP and Burlington and Clavo Rico may not be indicative of the potential for future development or revenue.

Historical production of gold and minerals from UP and Burlington and Clavo Rico cannot be relied upon as an indication that these mines will have commercially feasible reserves. Investors in our securities should not rely on historical operations of UP and Burlington and Clavo Rico as an indication that we will be able to place them into commercial production again. We expect to incur losses unless and until such time as the properties enter into commercial production and generate sufficient revenue to fund our continuing operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2016 and our related consolidated statements of operations, deficiency in stockholders’ deficit, and cash flows for the year ended December 31, 2016, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Risks Associated with Our Common Stock

Trading on the Over the Counter markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the symbol “IMII”. Trading in stock quoted on over the counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the over the counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

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

We believe our future success will depend upon our ability to retain our key management, Mr. D’Ambrosio, our Chief Executive Officer and Chief Financial Officer, Mr. Michael Alhin and Mr. Cluff Consulting Directors. We may not be successful in attracting, assimilating and retaining our employees in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

UP and Burlington Gold Mine, Salmon, Lemhi County, Idaho

On February 25, 2013, the Company acquired certain real property and mineral rights commonly known as the UP and Burlington Gold Mine (“UP and Burlington”) pursuant to an asset purchase agreement. We are presently in the exploration stage at UP and Burlington. The UP and Burlington project consists of two federal patented mining claims, which Inception Resources Mining acquired for the purpose of the exploration and potential development of gold on the 40 acres that comprise this property.

Discovered in 1892, UP and Burlington is a private gold property that has been held unused for the past 75 years. UP and Burlington is located in Lemhi County, northwest of Salmon, Idaho, at an elevation of 3,994 feet. The UP and Burlington site is located six miles from the city of Salmon; 0.6 miles from the closest major road (Ridge Rd.); and 1.56 miles from the closest major power line. We believe Salmon, along with the surrounding County of Lemhi, provides an excellent infrastructure for our mine. Salmon has a population of 3,122 and Lemhi County has a population of 7,806.

UP and Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP and Burlington site confirming that the patented claims cover an area that is six hundred feet by three thousand feet (600’ x 3000’). The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types. With our purchase of UP and Burlington, we have the benefit of working on private land, which requires only a hauling/road permit to commence significant operations.

The Company has obtained the necessary permitting, cut additional access roads, made surface improvements, and initiated surface mining on a 2,500 foot per day lighted vein for bulk sampling, vein definition and material evaluation. In Phase II, we plan to contract with an underground mining contractor to expand portal development leveraging existing underground access, and implement an underground mining operation. There is no guarantee that we will be successful in implementing any stage of our plans.

Our plan includes the continuation of obtaining a Lemhi County Conditional Use Permit and an Idaho Department of Lands Surface Reclamation Bond. Since receiving the permitting for the U.S. Forest Service Access Road, the access road is now complete. In addition, we have contracts such as geotechnical contracts, mining contracts, toll processing contracts, and underground mine plan contracts.

UP and Burlington as located in Idaho.

Clavo Rico Gold Mine, Honduras, Central America

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiary Compañía Minera Cerros del Sur, S.A de C.V. Its workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation.

The Company’s primary mine is a surface operation, located on the 200-hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S.A. de C.V as a small family business. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.5%. This company has since invested over five million dollars in the expansion and development of the mine and surrounding properties. Today, the Company operates this mine through exploration of surface-level material.

Prior to the expansion of the Mine, the mine had only been processing approximately less than500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 1,000 tons of extracted material per day on a recovery bed that has the capacity to receive up to 500,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the recovery bed to capacity by the end of June 30, 2020.

At this property and during the period covered under this Annual Report, the Company extracted 113,999 tons of material through surface operations, with an average grade of 2.86 grams of gold per ton and 2.67 grams of silver per ton. After processing this material using the on-site leach pad, the Company produced 5482 ounces of gold for a gold recovery percentage of 50% and 5389 ounces of silver for refining, for a silver recovery percentage of 55%.

The Company utilizes four distinct properties located at the Clavo Rico Concession: the main Clavo Rico property, where extraction, leaching, and processing occurs, and the Modesto, Loli, and Juan Carlos Williams properties, which are used as extraction sites. The Modesto location was acquired by the Company pursuant to a real estate purchase agreement in March 2016. The Company is permitted access to the Loli and Juan Carlos Williams properties pursuant to informal oral agreements.

Clavo Rico as located in Honduras.

The Clavo Rico Concession in relation to the town of El Corpus.

Parcels of the Clavo Rico Concession that are currently explored or otherwise used by the Company.

The current water supply utilized at the mine is from rain water. During the rainy season (October through February), the Company captures and stores water in on-site collection ponds. The power supply is from the Honduran power grid, although the Company maintains generators on site in the event of loss of power supply or inconsistent power supply.

Other Projects

The Company had previously disclosed exploration in the Northern Nevada Rift through a partner. Any exploration in these areas has ceased and the Company has no plans to pursue exploration in this area at this time.

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2016, we paid monthly rent of approximately $1,000 for use of a corporate office, which we anticipate will be sufficient until we commence full operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On January 26, 2017, the Company, was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the Western District of North Carolina, Statesville Division District Court. The complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin). The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company has retained counsel to vigorously defend the allegations. The Company has filed a request for jurisdictional ruling in the lawsuit.

One of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., has been served with notice of a labor dispute brought in Honduras by one of the Company’s former employees. The complaint alleges that the former employee was terminated from his position with the Company’s subsidiary and is entitled to certain statutory compensation. The Company has responded with its assertion that the employee voluntarily resigned and was not involuntarily terminated. The case will be heard in a labor court in Honduras and a labor judge will make the final decision regarding the case. The next hearing in this case is scheduled for April 18, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no active mining operations in the U.S. or its territories.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the trading symbol “IMII.” We cannot assure you that there will be a market in the future for our common stock.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
2016
March 31, 2016*	$1.2650	$0.4400
June 30, 2016*	$1.9250	$0.4955
September 30, 2016	$0.8000	$0.5000
December 31, 2016	$0.7199	$0.2500

2015
March 31, 2015*	$2.2000	$0.4950
June 30, 2015*	$1.5400	$0.4950
September 30, 2015*	$1.3750	$0.4400
December 31, 2015*	$1.9250	$0.7150

* On May 25, 2016, FINRA approved a reverse split in the amount of 1:5.5 shares, with a market effective date of May 26, 2016. These share amounts incorporate the reverse split retroactively to consistency of presentation.

Classes of Stock

We have two classes of stock: common stock and Series A Preferred Stock. On August 30, 2016, the Board of Directors of the Company, pursuant to Article II of the Company’s Articles of Incorporation, approved the designation of fifty-one (51) shares of its authorized capital stock as “Series A Preferred Stock”. The Certificate of Designation for the Series A Preferred Stock was filed on August 31, 2016. These shares have preferential voting rights and no conversion rights.

Holders

As of April 17, 2017 there were 1,482 holders of record of our common stock and one holder of record for our preferred stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

As of the date of this Annual Report, we have an equity compensation plan: the 2013 Incentive Stock Plan.

Recent Sales of Unregistered Securities

On October 3, 2016, the Company issued 150,000 shares of common stock per the consulting agreement with Red Rock Marketing Media, Inc. These shares were valued at $0.57 per share for a value of $85,500. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 30, 2016, 500,000 shares of common stock were issued for the conversion of debt obligation to related parties. These shares were valued at $0.63 per share for a total of $315,000. The amount of the debt converted was $100,000 and the Company recognized a loss on the extinguishment of debt of $215,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 30, 2016, 615,000 shares of common stock were issued to officers, former officers and members of the board of directors of the Company as payment for consulting services performed. These shares were valued at $0.4353 per share for a value of $267,791. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On December 30, 2016, the Company issued 51 shares of preferred Series A stock to the chief executive officer for services rendered.

On January 20, 2017, 15,000 shares of common stock were issued to Brunson Chandler & Jones PLLC as payment for legal services performed for the Company in December 2016. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On March 9, 2017, 127,910 shares of common stock were issued to Labrys Fund LP as a refundable security deposit for funds loaned to the Company. These shares will be returned to the Company if the Company does not default on the loan. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

Repurchases and Cancellations of Securities

On December 15, 2015, the Company entered into a Settlement Agreement with Brian Brewer through which he agreed to return up to 90,912 shares of common stock in the Company. Pursuant to the terms of that Settlement Agreement on January 15, 2016, 15,152 shares of the Company were returned to the Company for cancellation, on February 17, 2016, 15,152 shares of the Company were returned to the Company for cancellation, on March 15, 2016, 15,152 shares of the Company were returned to the Company for cancellation, on April 26, 2016, 15,152 shares of the Company were returned to the Company for cancellation, and on May 18, 2016, the remaining 15,152 shares of the Company were returned to the Company for cancellation.

On September 13, 2016, the Company entered into a Settlement Agreement with a consultant through which the consultant agreed to return 177,540 shares of common stock to the Company. The 177,540 shares were returned to the Company and were immediately cancelled.

On March 29, 2017, a shareholder voluntarily cancelled 3,120 shares of common stock to the Company’s treasury. On April 6, 2017, 15,600 shares of the Company’s common stock were cancelled to the Company’s treasury following the discovery of a clerical error.

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

Overview

On February 25, 2013, Inception Mining, Inc. (“Inception” or the “Company”) and its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Inception purchased the UP and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Inception, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net smelter royalty, which may increase or decrease depending on the amount of gold produced. Inception Resources was an entity owned by and under the control of a shareholder. This transaction is deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”). We were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Assert Purchase Agreement. As a result of such acquisition, our operations are now focused on the ownership and operation of the mine acquired from Inception Resources. Consequently, we believe that acquisition has caused us to cease to be a shell company as we no longer have nominal operations.

We are a mining company engaged in the production, acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Resources has acquired two projects, as described below. Our target properties are those that have been the subject of historical exploration.

UP and Burlington Gold Mine

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine (“UP and Burlington” or the “Mine”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013 (the “Asset Purchase Agreement”). Accordingly, the Company owns and controls this property exclusively; there are no third parties who impose conditions of any kind on operations at this location. We are presently in the exploration stage at UP and Burlington. UP and Burlington contains two federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP and Burlington. Production at this mine is subject to a 3% net smelter royalty, which may increase or decrease depending on the amount of gold produced.

Discovered in 1892, UP and Burlington is a private gold property that has been held unused in a family trust for the past 75 years. UP and Burlington is located in Lemhi County, Northwest of Salmon, Idaho, at an elevation of 7,994 feet. The UP and Burlington site is located six miles from the city of Salmon; is 0.6 miles away from the closest major road (Ridge Rd.); and is 1.56 miles away from the closest major power line. We believe Salmon, along with the surrounding County of Lemhi, provides an excellent infrastructure for our mine. Salmon has a population of 3,122 and Lemhi County has a population of 7,806. In September 2011, heavy maintenance and right-of-way repair was completed and a new road to UP and Burlington was constructed.

UP and Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres. Subsequently, in 1989, a U.S. Forest Survey was performed on the UP and Burlington site confirming that the patented claims cover an area which is six hundred feet by three thousand feet (600’x3000’). The Mine’s patented claims remove the challenges associated when working on U.S. Forest lands, Bureau of Land Management (“BLM”), state or other property types. With our purchase of UP and Burlington, we have the benefit of working on private land, which requires only a hauling / road permit to commence significant operations.

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

Our plan includes the continuation of obtaining a Lemhi County Conditional Use Permit and an Idaho Department of Lands Surface Reclamation Bond. Since receiving the permitting for the U.S. Forest Service Access Road, the access road is now complete. In addition, we have contracts such as geotechnical contracts, mining contracts, toll processing contracts, and underground mine plan contracts.

The Company and its independent consultants are in the process of developing a detailed exploration-drilling program to confirm and expand mineralized zones in the Mine and collect additional environmental and technical data. The first phase began in 2013. The Company intends to continue drilling, metallurgical testing, engineering and environmental programs and studies and has updated the historic feasibility study and environmental permit applications.

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

Prior to the expansion, the mine had only been processing approximately less than500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 1,000 tons of extracted material per day on a recovery bed that has the capacity to receive up to 500,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the recovery bed to capacity by the end of June 30, 2020.

The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

We had net income of $17,354,795 for the year ended December 31, 2016, which was $44,520,139 more than the net loss of $27,165,344 for the year ended December 31, 2015. This change in our results over the two periods is primarily the result of an increase in precious metals sales of $2,430,123, an increase of $3,441,084 in general and administrative expenses, a decrease of $ 23,188,300 in interest expenses due to beneficial conversion features, a change of $10,236,840 in derivative liabilities, and an increase of $12,204,079 on extinguishment of debt. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase/
	2016	2015	(Decrease)
Revenues	$5,954,562	$3,524,439	$2,430,123
Cost of Sales	3,895,962	3,742,110	153,852
General and Administrative	4,887,048	1,445,964	3,441,084
Depreciation and Amortization Expenses	141,897	98,243	43,654
Total Operating Expenses	8,924,907	5,286,317	3,638,590
Income (Loss) from Operations	(2,970,345)	(1,761,878)	1,208,467
Other Income (expense)	8,853	28,578	19,725
Change in Derivative Liabilities	13,092,760	2,855,920	(10,236,840)
Loss on Extinguishment of Debt	(16,338)	-	16,338
Change in Consignment Gold	12,173,498	(30,581)	(12,204,079)
Loss on Impairment of Mining Claim	-	(135,450)	(135,450)
Interest Expense	(4,933,633)	(28,121,933)	(23,188,300)
Income (Loss) from Operations Before Taxes	17,354,795	(27,165,344)	(44,520,139)
Net Income (Loss)	$17,354,795	$(27,165,344)	$(44,520,139)

Liquidity and Capital Resources

Our balance sheet as of December 31, 2016, reflects assets of $2,976,891. As we had cash in the amount of $194,652 and a working capital deficit in the amount of $10,954,896 as of December 31, 2016, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2016	December 31, 2015
Current assets	$1,714,321	$1,140,777
Current liabilities	12,669,217	34,886,375
Working capital deficit	$(10,954,896)	$(33,745,598)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss since inception of $12,919,113. In addition, there is a working capital deficiency of $10,874,896 and a stockholder’s deficiency of $9,860,884 as of December 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2016	2015
Net Cash Provided by Operating Activities	$693,612	$34,933
Net Cash Used in Investing Activities	(893,237)	(377,975)
Net Cash Provided by Financing Activities	257,389	304,459
Effects of Exchange Rate Changes on Cash	(751)	(2,746)
Net Increase (Decrease) in Cash	$57,013	$(41,329)

Operating Activities

Net cash flow provided by operating activities during the year ended December 31, 2016 was $693,612, an increase of $658,679 from the $34,933 net cash provided by during the year ended December 31, 2015. This increase is mostly due to an increase in accounts payable.

Investing Activities

Cash used in investing activities during the year ended December 31, 2016 was $893,237, an increase of $515,262 from the $377,975 net cash outflow during the year ended December 31, 2015. This increase was due to the purchase of fixed assets of approximately $312,000 and advances to related parties of approximately $582,000.

Financing Activities

Financing activities during the year ended December 31, 2016, provided $257,389 to us, a decrease of $47,070 from the $304,459 provided by financing activities during the year ended December 31, 2015. During the year ended December 31, 2016, the company received $1,145,000 from notes payable, $990,000 in notes payable from related parties, made payments of $1,062,000 in cash on notes payable and $227,500 in cash on convertible notes.

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2016, the Company recorded a net income of $17,434,795 and provided $693,612 in cash from operating activities. However, the Company has a net loss since inception of $12,919,113. In addition, there is a working capital deficiency of $10,874,896 and a stockholder’s deficiency of $9,860,884 as of December 31, 2016. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

Inventories, Stockpiles and Mineralized Material on Leach Pads - Inventories, including stockpiles and mineralized material on leach pads are carried at the lower of cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, mineralized material on leach pads and inventories to net realizable value are reported as a component of costs applicable to mining revenue. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, direct labor, mine site and processing facility overhead costs, and depreciation, amortization and depletion.

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

Exploration and Development Costs - Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB ASC 930, Extractive Activities- Mining . Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Since the Company incurred a net loss for the year ended December 31, 2015, all equity-linked instruments are considered anti-dilutive. The Company recorded a net income for the year ended December 31, 2016, so all dilutive shares should be included in the weighted average number of common shares outstanding. However, all equity linked instruments were eliminated during the year and all warrants are considered out of the money. Therefore, there are not dilutive shares included in the weighted average number of common shares.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net income (loss) for the years ended December 31, 2016 and 2015.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2016 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have three directors.

Our current directors and officers are as follows:

Name	Age	Position

Trent D’Ambrosio	52	Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director

Michael Ahlin	68	Director

Whit Cluff	66	Director

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

Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer, and Director

Mr. D’Ambrosio has been a Director of Inception Mining Inc. since February 28, 2013. From October 2011 through March 2013, Mr. D’Ambrosio held the positions of Interim Chief Executive Officer and Chief Financial Officer of Inception Holdings LLC, a resource exploration company, and was the responsible for the overall strategic direction for the organization. His professional record includes 25 years of management and financial services experience with companies ranging from Fortune 500 companies to start ups.

Michael Ahlin, Director

Mr. Ahlin is a seasoned executive with several decades of experience who has founded numerous startups and has held executive management positions in public and private companies in various industries. From 1985 through the present, Mr. Ahlin has served as the founder and President of WetCor, Inc., a multi-disciplined Engineering Construction Firm licensed in numerous states and performing both bid and design/build projects including minerals processing, mining, water treatment, energy, Medical (5 MRE centers), geothermal power, and renewable energy and commercial buildings. In addition, from 2004 through the present, Mr. Ahlin has served as a Managing Partner of Cactus Management Services LLC. Mr. Ahlin served as CEO of the Company from February 25, 2013 until he resigned on December 14, 2016. He still currently serves as a director of the Company. Mr. Ahlin received a Bachelor of Science degree in Mechanical Engineering and a Master of Business Administration degree from the University of Utah in 1971 and 1977, respectively.

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

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director	2015	0	0	0	0	0	0	25,000	25,000
	2016	0	100,000	2,995,703	0	0	0	0	3,095,703

Michael Ahlin, Director	2015	0	0	0	0	0	0	0	0
	2016	110,000	0	10,883	0	0	0	0	120,883

Whit Cluff, Director	2015	0	0	0	0	0	0	0	0
	2016	0	10,000	4,353	0	0	0	18,500	32,853

Option Grants

As of December 31, 2016 we had not granted any options or stock appreciation rights to our named executive officers or directors.

Management Agreements

On August 1, 2015, the Company amended the previously entered into employment agreement with Michael Ahlin pursuant to which the eligibility requirements of the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC were removed.

On December 14, 2016, upon the resignation of Michael Ahlin as the Chief Executive Officer of the Company, Mr. Ahlin entered into a Consulting Agreement with the Company effective January 1, 2017 that memorialized his amended role with the Company. He will be compensated as a consultant at the rate of $5,000 in cash and $5,000 in stock per month.

Compensation of Directors

We have no formal plan for compensating our directors for their services. On December 30, 2016, we issued shares to our directors who served in 2016. These included the issuance of 500,000 shares to Trent D’Ambrosio, 25,000 shares to Michael Ahlin, 10,000 shares to Whitney Cluff, 15,000 shares to Reed Benson, and 15,000 shares to Kay Briggs. We have no formal plan to compensating our directors in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership, as of April 17, 2017, of our common stock by each of our directors, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 17, 2017, there were 51,353,780 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Form 10-K.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (1)	11,685,874	22.83%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Madison, LLC (1)	2,495,855	4.88%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Jason Briggs (2) 4049 S. Highland Drive Salt Lake City, Utah 84124	1,341,523	2.61%

All 5% beneficial owners as a group		15,523,252	30.22%

(1)	Beneficially controlled by Jason Briggs.
(2)	Includes additional shares beneficially owned by Jason Briggs including 311,982 shares owned personally and 1,029,541 shares owned by two separate irrevocable trust for which Jason Briggs serves as trustee.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Trent D’Ambrosio (1)	2,102,101	4.11%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Michael Ahlin (1)	388,637	0.76%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Whit Cluff (1)	278,182	0.54%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

All Officers and Directors as a Group		2,768,920	5.41%

(1)	Executive officer and/or director of the Company.

Securities authorized for issuance under equity compensation plans.

As of December 31, 2016, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has received cash advances of $1,041,000 from related parties during the fiscal year ending December 31, 2016.

At the Closing of the Merger on October 2, 2015, the Company assumed certain debts in Clavo Rico Ltd. that were owed to related parties as described below:

	12/31/2016	12/31/2015
Claymore Management note payable	$185,000	$185,000
GAIA Ltd note payable	1,150,000	1,150,000
Legends Capital note payable	765,000	765,000
LWB Irrev Trust note payable	1,101,000	1,101,000
Silverbrook Corporation note payable	2,227,980	2,227,980
MDL Ventures note payable	1,049,888	774,635
Total notes payable	6,478,868	6,203,615
Less unamortized discount	-	(4,317,657)
Total notes payable, net of unamortized debt discount	$6,478,868	$1,885,958

The total amount of these notes is $6,478,868. All of the related party transactions are further described in the notes to the Financial Statements filed with this Annual Report.

Effective October 2, 2016, the Company renegotiated the convertible notes payable containing derivative features that were assumed in the Merger that closed October 2, 2015 (including those promissory notes issued to Claymore Management, GAIA Ltd, Legends Capital, LWB Irrevocable Trust, MDL Ventures, LLC, and Silverbrook Corporation). These Note Amendment and Extension Agreements amended the terms of the original notes by removing the conversion feature entirely and extending the payment due date until December 31, 2017. All remaining characteristics of the original notes remained the same. As a result of these Note Amendments and Extension Agreements being executed, the Company has recognized a gain on extinguishment of debt and a gain in the change in derivative liability for the period ending December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2016, and the review of our quarterly reports for such years amounted to $82,396. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2015, and the review of our quarterly reports for such year, amounted to $59,315.

Audit Related Fees. For the year ended December 31, 2016 and the year ended December 31, 2015, there were no fees billed for other audit related fees.

Tax Fees. For the year ended December 31, 2016 and the year ended December 31, 2015, we paid $0 and $0, respectively, for tax fees.

All Other Fees. For the year ended December 31, 2016 and the year ended December 31, 2015, there were no fees billed for services other than services described above.

Our Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

There have been no non-audit services provided by our independent accountant for the year ended December 31, 2016 or the year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements: See index to financial statements and supporting schedules.

(a)(3) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment, effective March 5, 2010(2)
3.3	Certificate of Amendment, effective June 23, 2010(3)
3.4	Articles of Merger, effective May 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)
4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)
4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017*

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017*
4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017*
4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017*
4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017
10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)
10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)
10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)
10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)
10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)
10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 *
10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)
10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)
10.10	Agreement and Plan of Merger dated August 4, 2015 (11)
10.11	Addendum to Agreement and Plan of Merger (11)
10.12	List of Subsidiaries (12)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.
(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.
(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.
(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.
(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.
(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.
(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.
(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.
(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.
(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.
(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.
(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: April 17, 2017	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2017	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	April 17, 2017

/s/ Michael Ahlin
Michael Ahlin	Director	April 17, 2017

/s/ Whit Cluff
Whit Cluff	Director	April 17, 2017

INCEPTION MINING, INC.

CONTENTS

PAGE	F-1	REPORTS OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

PAGE	F-6	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PAGE	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

PAGES	F-8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inception Mining, Inc.

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inception Mining, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 17, 2017

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$194,652	$137,639
Accounts receivable	4,712	8,389
Accounts receivable - related parties	6,382	6,706
Inventories	1,483,830	969,986
Prepaid expenses and other current assets	24,745	18,057
Total Current Assets	1,714,321	1,140,777

Property, plant and equipment, net	1,236,534	1,759,673
Other assets	26,036	24,769
Total Assets	$2,976,891	$2,925,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,077,715	$1,450,830
Accrued interest – related parties	4,681,895	3,741,948
Secured borrowings, net	135,739	-
Advances due to related parties	-	728,543
Notes payable	235,000	70,000
Notes payable - related parties	6,528,868	-
Convertible notes payable, net of debt discount of $0 and $127,947 as of December 31, 2016 and 2015, respectively	10,000	114,553
Convertible note payable - related party, net of debt discount of $0 and $4,357,470 as of December 31, 2016 and 2015, respectively	-	1,846,145
Derivative liability	-	26,934,356
Total Current Liabilities	12,669,217	34,886,375

Long-term convertible note payable, net of debt discount of $0 and $53,345 as of December 31, 2016 and 2015, respectively	-	1,655
Mine reclamation obligation	256,070	77,716
Total Liabilities	12,925,287	34,965,746

Commitments and Contingencies (See Note 1)	-	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1	-
Common stock, $0.00001 par value; 500,000,000 shares authorized, 51,229,590 and 46,427,318 shares issued and outstanding as of December 31, 2016 and 2015, respectively	512	464
Additional paid-in capital	3,607,391	(1,444,079)
Accumulated deficit	(12,999,113)	(30,353,270)
Other comprehensive income - foreign currency translation	(549,675)	(235,492)
Total Controlling Interest	(9,940,884)	(32,032,377)
Non-Controlling Interest	(7,512)	(8,150)
Total Stockholders’ Equity (Deficit)	(9,948,396)	(32,040,527)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,976,891	$2,925,219

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31, 2016	December 31, 2015
Precious Metals Income	$5,954,562	$3,524,439

Operating Expenses
Cost of sales	3,895,962	3,742,110
General and administrative	4,887,048	1,445,964
Depreciation and amortization	141,897	98,243
Total Operating Expenses	8,924,907	5,286,317
Loss from Operations	(2,970,345)	(1,761,878)

Other Income/(Expenses)
Other income	8,853	28,578
Change in derivative liability	13,092,760	2,855,920
Change in consignment gold	(16,338)	-
Gain (loss) on extinguishment of debt	12,173,498	(30,581)
Loss on impairment of mining claim	-	(135,450)
Interest expense	(4,933,633)	(28,121,933)
Total Other Income/(Expenses)	20,325,140	(25,403,466)

Income (Loss) from Operations before Income Taxes	17,354,795	(27,165,344)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	17,354,795	(27,165,344)
NET INCOME (LOSS) - Non-Controlling Interest	(638)	3,294
NET INCOME (LOSS) - Controlling Interest	$17,354,157	$(27,162,050)

Net income (loss) per share – Basic	$0.35	$(0.61)
Net income (loss) per share - Diluted	$0.35	$(0.61)
Weighted average number of shares outstanding during the period – Basic	49,103,382	44,353,593
Weighted average number of shares outstanding during the period - Diluted	49,103,382	44,353,593

Other Comprehensive Loss
Exchange differences arising on translating foreign operations	(314,183)	(192,671)
Total Comprehensive Income (Loss)	17,040,612	(27,358,015)
Total Comprehensive Income (Loss) - Non-Controlling Interest	(664)	3,483
Total Comprehensive Income (Loss) - Controlling Interest	$17,039,948	$(27,354,532)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional	Other			Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Comprehensive	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Deficiency
Balance, December 31, 2014	-	$-	43,677,435	$437	$1,049,430	$(42,821)	$(3,191,220)	$(4,856)	$(2,189,030)
Recapitalization	-	-	2,683,216	27	(2,572,509)	-	-	-	(2,572,482)
Shares issued for debt settlement	-	-	18,182	1	29,999	-	-	-	30,000
Shares issued for cash	-	-	90,910	1	48,999	-	-	-	49,000
Share cancellation	-	-	(42,425)	(2)	2	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(192,671)	-	-	(192,671)
Net loss for the year	-	-	-	-	-	-	(27,162,050)	(3,294)	(27,165,344)
Balance, December 31, 2015	-	-	46,427,318	464	(1,444,079)	(235,492)	(30,353,270)	(8,150)	(32,040,527)
Shares issued for services	51	1	1,119,546	11	3,394,750	-	-	-	3,394,762
Shares issued for debt settlement	-	-	1,890,147	19	1,609,264	-	-	-	1,609,283
Shares issued for warrant exercise	-	-	2,021,769	20	37,404	-	-	-	37,424
Share cancellation	-	-	(253,300)	(3)	3	-	-	-	-
Shares issued for equipment purchase	-	-	20,100	1	10,049	-	-	-	10,050
Rounding adjustment for stock split	-	-	4,010	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(314,183)	-	-	(314,183)
Net loss for the year	-	-	-	-	-	-	17,354,157	638	17,354,795
Balance, December 31, 2016	51	$1	51,229,590	$512	$3,607,391	$(549,675)	$(12,999,113)	$(7,512)	$(9,948,396)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net income (loss)	$17,354,795	$(27,165,344)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation expense	799,474	362,172
Impairment of mining concessions	-	135,450
Preferred stock issued for services	2,778,053	-
Common stock issued for services	616,709	-
Loss on extinguishment of debt	(12,173,498)	30,581
Change in derivative liability	(13,092,761)	(2,855,920)
Change in consignment gold	16,338	-
Amortization of debt discounts	3,480,515	1,135,132
Initial value of derivative liabilities	-	23,195,355
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	3,153	(3,139)
Decr (incr) in other receivables - related parties	-	17,916
Decr (incr) inventories	(137,502)	733,896
Decr (incr) prepaid expenses and other current assets	(7,446)	613,064
Incr (decr) accounts payable	-	(29,134)
Incr (decr) accrued liabilities	1,055,782	3,864,904
Net Cash Provided by Operating Activities	693,612	34,933

Cash Flows From Investing Activities:
Advances payable - related parties	(581,690)	(431,507)
Purchase of fixed assets	(311,547)	53,532
Net Cash Used In Investing Activities	(893,237)	(377,975)

Cash Flows From Financing Activities:
Repayment of note payable	(1,045,000)	(305,000)
Repayment of convertible notes payable	(172,500)	(134,450)
Repayment of note payable - related parties	(1,013,000)	-
Repayment of convertible notes payable - related parties	(1,141,958)	-
Proceeds from secured borrowings	251,980	-
Proceeds from notes payable	1,095,000	675,000
Proceeds from notes payable-related party	1,041,000	19,909
Proceeds from convertible notes payable-related party	1,241,867	-
Proceeds from issuance of common stock	-	49,000
Net Cash Provided by Financing Activities	257,389	304,459
Effects of exchange rate changes on cash	(751)	(2,746)
Net Increase / (Decrease) in Cash	57,013	(41,329)
Cash at Beginning of Period	137,639	178,968
Cash at End of Period	$194,652	$137,639

Supplemental disclosure of cash flow information:
Cash paid for interest	$312,883	$84,102
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Land purchased with accounts payable	$225,000	$-
Convertible note payable issued for accounts payable	$27,578	$-
Convertible note payable – related party issued for accrued liabilities	$375,343	$-
Common stock issued for conversion of note payable – related party	$925,156	$-
Common stock issued for purchase of equipment	$10,050	$-
Assets held to satisfy secured borrowings	$116,241	$-

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015

1. Nature of Business

Inception Mining, Inc. (formerly known as Gold American Mining Corp.) was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Inception Mining, Inc. is a precious metal mineral acquisition, exploration and development company. Inception Development, Inc., its wholly owned subsidiary, was incorporated under the laws of the State of Idaho on January 28, 2013.

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

On January 11, 2016, the Company implemented a 5.5 to 1 reverse stock split. This reverse stock split was effective on May 26, 2016. All share and per share references have been retroactively adjusted to reflect this 5.5 to 1 reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented. Immediately before the Reverse Split, the Company had 266,669,980 shares of common stock outstanding. Immediately after the Reverse Split, the Company had 48,485,451 shares of common stock outstanding, pending fractional-share rounding-up calculations to adjust for the Reverse Split.

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2016, the Company recorded net income of $17,434,795 and provided $693,612 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

Inventories, Stockpiles and Mineralized Material on Leach Pads - Inventories, including stockpiles and mineralized material on leach pads are carried at the lower of cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiles, mineralized material on leach pads and inventories to net realizable value are reported as a component of costs applicable to mining revenue. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, direct labor, mine site and processing facility overhead costs and depreciation, amortization and depletion.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Common share equivalents of 277,685 have been included in the diluted income per share calculation for 2016.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2016 and 2015.

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

Recently Issued Accounting Pronouncements –

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Supplies	$95,860	$124,598
Mineralized Material on Leach Pads	891,198	315,954
ADR Plant	330,592	206,105
Finished Ore	166,180	323,329
Total Inventories	$1,483,830	$969,986

There were no stockpiles at December 31, 2016 and 2015.

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

The derivative liability as of December 31, 2016, in the amount of $0 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2016 and 2015:

	Debt Derivative Liabilities	Warrant Derivative Liabilities	Total
Balance, December 31, 2014	$-	$-	$-
Transfers in upon initial fair value of derivative liabilities	29,683,472	106,804	29,790,276
Change in fair value of derivative liabilities and warrant liability	(2,868,971)	13,051	(2,855,920)
Transfers to permanent equity upon conversion of note	-	-	-
Balance, December 31, 2015	26,814,501	119,855	26,934,356
Transfers in upon initial fair value of derivative liabilities	133,615	131,183	264,798
Change in fair value of derivative liabilities and warrant liability	(12,879,146)	(213,614)	(13,092,760)
Change attributed to loss on extinguishment of debt	(13,707,114)	-	(13,707,114)
Transfers to permanent equity upon exercise of warrants	(361,856)	(37,424)	(399,280)
Balance, December 31, 2016	$-	$-	$-

Debt derivatives – The Company issued convertible promissory notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At December 31, 2016, the Company had no debt derivatives. On October 2, 2016, the Company renegotiated the convertible notes and eliminated all debt derivatives. The Company recorded a gain from change in fair value of debt derivatives of $13,092,760 for the year ended December 31, 2016.

At December 31, 2015, the Company marked to market the fair value of the debt derivatives and determined a fair value of $26,814,501. The Company recorded a gain from change in fair value of debt derivatives of $2,855,920 for the year ended December 31, 2015. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 213.00% to 309.45%, (3) weighted average risk-free interest rate of 0.14% to 1.06% (4) expected life of 0.10 to 1.94 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant liabilities – The Company issued warrants in conjunction with the issuance with the Typenex, JMJ Financial and Firstfire Global Convertible and Jonathan Shane Promissory Notes. These warrants contain certain reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At December 31, 2016, the Company had no warrant liability. The Company recorded a gain from change in fair value of warrant liability of $213,614 for the year ended December 31, 2016.

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

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Land	$253,313	$11,562
Buildings	2,179,254	2,289,865
Machinery and Equipment	985,535	964,651
Office Equipment and Furniture	43,757	42,289
Vehicles	83,901	88,160
	3,545,760	3,396,527
Less Accumulated Depreciation	(2,309,226)	(1,636,854)
Total Property, Plant and Equipment	$1,236,534	$1,759,673

In December 2016, the Company determined that the leach pad at the Clavo Rico mine was reaching its capacity. It was determined that the depreciation of the leach pad should be accelerated to fully depreciate the leach pad by March 31, 2017. This constitutes a change in management estimates. During the years ended December 31, 2016 and 2015, the Company recognized depreciation expense of $799,474 and $328,408, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

	December 31, 2016	December 31, 2015
Cost of Goods Sold	$657,577	$230,165
Operating Expenses	141,897	98,243
Total Depreciation Expense	$799,474	$328,408

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

Mining Rights
Balance, December 31, 2014	$216,126
Accretion of Mining Rights	(80,676)
Impairment of Mining Rights	(135,450)
Balance, December 31, 2015	$-
Accretion of Mining Rights	-
Balance, December 31, 2016	$-

7. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $256.070 and $77,716 as of December 31, 2016 and 2015, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2016 and 2015 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the asset retirement obligation were as follows:

	December 31, 2016	December 31, 2015
Balance, Beginning of Year	$77,716	$29,637
Accretion of reclamation obligation	178,354	48,079
Disposal	-	-
Balance, End of Year	$256,070	$77,716

8. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Accounts Payable	$428,751	$309,085
Accrued Liabilities	296,069	725,899
Accrued Salaries and Benefits	175,811	144,651
Advances Payable	175,864	258,041
Smelter Royalties Payable	1,220	13,154
Total Accrued Liabilities	$1,077,715	$1,450,830

9. Secured Borrowings

During the year ended December 31, 2016, the Company entered into five financing arrangements with third parties for a combined principal amount of $251,980.  The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $25,198, for a total expected remittance of $277,178. The maturity dates of the notes range between June 22, 2017 and June 23, 2017. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2016, the Company held 101 ounces of gold, valued at cost of $116,241, to satisfy the liabilities upon maturity leaving a net obligation of $135,739, which is recorded on the Company’s balance sheet as secured borrowings.

10. Notes Payable

Notes payable were comprised of the following as of December 31, 2016 and December 31, 2015:

Notes Payable	12/31/2016	12/31/2015
3-2-1 Partners, Inc.	$100,000	$-
Diamond 80, LLC	-	-
Jonathan Shane	-	-
LVD Investments	75,000	-
Phil Zobrist	60,000	-
Pine Valley Investments	-	70,000
Total Notes Payable	$235,000	$70,000

3-2-1 Partners, LLC – On December 30, 2016, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $100,000 (the “Note”) due on January 20, 2017 and bears a 5% interest rate. As of December 31, 2016, the outstanding balance of the Note was $100,000 and accrued interest was $5,000.

Diamond 80, LLC – On December 22, 2016, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on January 1, 2017 and bears a 7.5% interest rate. The Company made a payment of $53,750 towards the principal balance and accrued interest of $3,750 on December 30, 2016. As of December 31, 2016, the outstanding balance of the Note was $0.

Jonathan Shane – On July 15, 2016, the Company negotiated a settlement for these convertible notes with the note holder. The balance of the notes of $55,000 is to be paid via a payment each month with the last payment due on November 15, 2016. The Company negotiated a settlement on this note and issued 9,090 shares of common stock valued at $7,272 and 180,000 warrants for shares of common stock. The warrants have a three year life with 30,000 warrants are exercisable at $0.50 per share, 30,000 warrants are exercisable at $1.00 per share, 30,000 warrants are exercisable at $1.50 per share and 90,000 warrants are exercisable at $2.00 per share. The accrued interest of $5,867 was forgiven. The note was changed to a short term note payable instead of a convertible note payable. As of December 31, 2016, the outstanding balance of the Note was $0.

LVD Investments – On November 29, 2016, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $75,000 (the “Note”) due on January 13, 2017 and bears a 7.5% interest rate. As of December 31, 2016, the outstanding balance of the Note was $75,000 and accrued interest was $5,625.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. For the year ended December 31, 2016, the Company amortized $36,316 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $60,000 and accrued interest was $42,904.

11. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of December 31, 2016 and December 31, 2015:

Notes Payable - Related Parties	12/31/2016	12/31/2015
Claymore Management	$185,000	$-
GAIA Ltd	1,150,000	-
Legends Capital	765,000	-
LWB Irrev Trust	1,101,000	-
MDL Ventures	1,049,888	-
Silverbrook Corporation	2,227,980	-
WOC Energy LLC	50,000	-
Total Notes Payable - Related Parties	$6,528,868	$-

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bears 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. For the year ended December 31, 2016, the Company amortized $111,974 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $185,000 and accrued interest was $192,958.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. For the year ended December 31, 2016, the Company amortized $696,053 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $1,150,000 and accrued interest was $983,071.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. For the year ended December 31, 2016, the Company amortized $463,026 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $765,000 and accrued interest was $676,837.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. For the year ended December 31, 2016, the Company amortized $666,395 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $1,101,000 and accrued interest was $1,062,373.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of December 31, 2016 the gross balance of the note was $1,049,888 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. For the year ended December 31, 2016, the Company amortized $1,348,514 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $2,227,980 and accrued interest was $1,710,627.

WOC Energy, LLC – On September 29, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $75,000 (the “Note”) due on October 20, 2016 and bears a 3.5% interest rate. The Company made a payment of $77,625 towards the principal balance and accrued interest of $2,625 on October 18, 2016. As of December 31, 2016, the outstanding balance of the Note was $0.

WOC Energy, LLC – On November 2, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $75,000 (the “Note”) due on December 17, 2016 and bears a 5.0% interest rate. The Company made a payment of $78,750 towards the principal balance and accrued interest of $3,750 on December 16, 2016. As of December 31, 2016, the outstanding balance of the Note was $0.

WOC Energy, LLC – On December 20, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on January 12, 2017 and bears a 5.0% interest rate. As of December 31, 2016, the outstanding balance of the Note was $50,000 and accrued interest was $2,500.

12. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2016 and December 31, 2015:

Convertible Notes Payable	12/31/2016	12/31/2015
Brunson, Chandler & Jones	$-	$-
Dave Wavrek	-	4,500
Iconic Holdings	-	55,000
JMJ Financial	-	55,000
Jonathan Shane	-	55,000
Phil Zobrist	-	60,000
Typenex	-	58,000
UP and Burlington	10,000	10,000
Total Convertible Notes Payable	10,000	297,500
Less Unamortized Discount	-	(178,610)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	10,000	118,890
Less: Current Portion	-	(117,235)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	$10,000	$1,655

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

The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Note and to fair value as of each subsequent reporting date, which at March 31, 2016 was $3,627. At the inception of the Note, the Company determined the aggregate fair value of $25,104 of the embedded derivatives. The fair value of the embedded derivatives were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 288.75%, (3) weighted average risk-free interest rate of 0.46%, (4) expected life of 0.50 year, and (5) estimated fair value of the Company’s common stock from $0.74 (0.14 pre-split) per share based upon quoted market price. The initial fair value of the embedded debt derivatives of $25,104 were allocated as a debt discount. For the nine months ended September 30, 2016, the Company amortized $25,104 of debt discount to current period operations as interest expense. On July 13, 2016, the Note was settled with a payment of $22,000 in cash paid by an officer on behalf of the Company. The remaining balance of $5,758 and accrued interest of $2,758 were forgiven and have been recorded as a gain on extinguishment of debt during the nine months ended December 31, 2016. As of December 31, 2016, the gross balance of the Note was $0 and accrued interest was $0.

Dave Wavrek – On June 7, 2014, the Company entered into an unsecured Note Purchase Agreement for the sale of a 20% convertible promissory note in which the Company will receive the principal amount of $100,000. The note bears interest at the rate of 20% per annum and all interest and principal must be repaid on December 31, 2015. The note is convertible, at the holder’s option into shares of the Company’s common stock at $2.48 (0.45 Pre-split) per share. A beneficial conversion feature on the new note was recorded for $100,000. For the year ended December 31, 2016, the Company amortized $0 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $0 and accrued interest was $0.

Iconic Holdings – On November 17, 2015, the Company entered into an unsecured Note Purchase Agreement in which the Company will receive the principal amount of $55,000 with an original issue discount of 10% of loaned funds. The Company has received funds totaling $50,000 and recorded additional principal due to the original issue discount totaling $5,000. The note bears interest at the rate of 10% per annum and all interest and principal must be repaid on June 1, 2016. The note is convertible into common stock, at the holder’s option, at the lower of $0.83 (0.15 pre-split) or 60% of the lowest three trading prices of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion. On February 9, 2016, the Company made a payment of $6,000 against the principal balance. In May 2016, the Company made payments of $71,000 to pay the note and accrued interest in full. For the year ended December 31, 2016, the Company amortized $42,716 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $0 and accrued interest was $0.

JMJ Financial Services – On December 9, 2015, the Company issued an unsecured Convertible Promissory Note to JMJ Financial Services (“JMJ”), in the principal amount of $55,000 (the “Note”) due on December 9, 2017 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at the lesser of $1.34 (0.25 pre-split) or a 40% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion. On May 25, 2016, the Company made a payment of $84,000 against the balance of the note and accrued interest. For the year ended December 31, 2016, the Company amortized $53,345 of debt discount to current period operations as interest expense. As of December 31, 2016, the gross balance of the note was $0 and accrued interest was $0.

Jonathan Shane – On June 15, 2015, the Company issued an unsecured Convertible Promissory Note to Jonathan Shane in the principal amount of $25,000 (the “Note”) due on June 14, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $25,000. The Note is convertible into common stock, at holder’s option, at a price of $3.25 (0.59 pre-split) or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion. On July 15, 2016, a settlement for this note was reached. See settlement below. As of December 31, 2016, the gross balance of the note was $0 and accrued interest was $0.

On July 7, 2015, the Company issued an unsecured Convertible Promissory Note to Jonathan Shane in the principal amount of $30,000 (the “Note”) due on July 6, 2016 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $30,000. The Note is convertible into common stock, at holder’s option, at a price of $3.25 (0.59 pre-split) or a 40% discount to the average of the three lowest trading prices of the common stock during the 25 trading day period prior to conversion. On July 15, 2016, a settlement for this note was reached. See settlement below. As of December 31, 2016, the gross balance of the note was $0 and accrued interest was $0.

On July 15, 2016, the Company negotiated a settlement for these notes with the note holder. The balance of the notes of $55,000 is to be paid via a payment each month with the last payment due on November 15, 2016. As of September 30, 2016, the Company had made payments of $35,000 towards the outstanding balance. In addition to the principle payments, the Company issued 9,090 shares of common stock valued at $7,272. The accrued interest of $5,867 was forgiven. The note was changed to a short term note payable instead of a convertible note payable. The Company also issued 180,000 warrants to the note holder. These warrants have a life of three years and are exercisable accordingly: 30,000 warrants at $0.50 per share, 30,000 warrants at $1.00 per share, 30,000 warrants at $1.50 per share and 90,000 warrants at $2.00 per share. These warrants were valued using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 214.85%, (3) weighted average risk-free interest rate of 0.87% (4) expected life of 3.00 years, and (5) the quoted market price of $0.80. These warrants were valued at $131,183. The Company recorded a loss on extinguishment of debt for these notes and warrants of $101,445 during the year ended December 31, 2016.

For the year ended December 31, 2016, the Company amortized $26,822 of debt discount to current period operations as interest expense. As of December 31, 2016, the gross balance of the note was $0 and accrued interest was $0.

Typenex – On July 7, 2015, the Company issued an unsecured Convertible Promissory Note to Typenex Co-Investment LLC (“Typenex”), in the principal amount of $58,000 (the “Note”) due on February 7, 2016 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $5,000 and legal fees reimbursement of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount to the average of the three lowest bid prices of the common stock during the 20 trading day period prior to conversion. However, should the average of the three lowest bid prices as described above fall below $3.30 (0.60 pre-split), then the applicable discount increases to 45%. In addition, the conversion price is to subject to be reduced should the Company issue or grant common stock or equivalents (as defined) at a lower issuance price (dilutive issuance). On January 7, 2016, the Company made a payment of $20,437 for principal of $12,625, accrued interest of $3,372, an extension fee of $2,500 and premium fee of $1,940. On February 3, 2016, the Company made a payment of $17,457 for principal of $15,125, accrued interest of $392 and premium fee of $1,940. On March 4, 2016, the Company made a payment of $17,291 for principal of $15,125, accrued interest of $226 and premium fee of $1,940. On April 8, 2016, the Company made a payment of $17,163 for principal of $15,125, accrued interest of $98 and premium fee of $1,940. For the year ended December 31, 2016, the Company amortized $10,251 of debt discount to current period operations as interest expense. As of December 31, 2016 the gross balance of the note was $0 and accrued interest was $0.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $2.48 (0.45 pre-split) per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of December 31, 2016, the outstanding balance on this note was $10,000.

13. Convertible Notes Payable – Related Parties

Convertible notes payable – related parties were comprised of the following as of December 31, 2016 and December 31, 2015:

Convertible Notes Payable - Related Parties	12/31/2016	12/31/2015
Claymore Management	$-	$185,000
GAIA Ltd	-	1,150,000
Legends Capital	-	765,000
LWB Irrev Trust	-	1,101,000
MDL Ventures	-	774,635
Silverbrook Corporation	-	2,227,980
Total Convertible Notes Payable - Related Parties	-	6,203,615
Less Unamortized Discount	-	(4,357,470)
Total Convertible Notes Payable - Related Parties, Net of Unamortized Debt Discount	$-	$1,846,145

Refer to the Note 11 - Notes Payable – Related Parties for the descriptions on the convertible notes payable – related parties.

14. Stockholders’ Deficit

Preferred Stock – Series A

On August 30, 2016, the board of directors designated 51 shares of preferred stock as Series A. The shares have voting rights shall equal to: (x) 0.019607 multiplied by the total issued and outstanding shares of common stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. These shares have preferential voting rights, no conversion rights and no liquidation preferences.

On December 30, 2016, the Company issued 51 shares of preferred Series A stock to the chief executive officer for services rendered. The Company recognized $2,778,053 in consulting expense related to this issuance.

Common Stock

On January 19, 2015, the Company issued 16,634 shares of common stock upon the conversion of $10,000 of note payable principle.

In January 2015, the Company issued 32,955 shares for services valued at $46,221. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

On February 9, 2015, the Company issued 18,368 shares of common stock upon the conversion of $15,000 of note payable principle.

On February 18, 2015, 107,636 shares originally issued for an asset purchase were cancelled upon negotiations by the Company for these shares to be returned for no value.

In February 2015, the Company issued 32,955 shares for services valued at $42,033. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

On March 10, 2015, the Company issued 16,096 shares of common stock upon the conversion of $7,500 of note payable principle.

On March 16, 2015, the Company issued 22,539 shares of common stock upon the conversion of $7,500 of note payable principle.

In March 2015, the Company issued 69,318 shares for services valued at $49,924. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

On April 2, 2015, the Company issued 23,097 shares of common stock upon the conversion of $7,500 of note payable principle.

In April 2015, the Company issued 32,955 shares for services valued at $20,928. The value for shares issued was based on quoted market prices. The services are being provided over a twelve month period.

In May 2015, the Company issued 32,955 shares for services valued at $18,787. The value for shares issued was based on quoted market prices. The services are being provided over certain periods based on agreements entered into.

On June 25, 2015, the Company issued 52,289 shares of common stock upon the conversion of $14,375 of note payable principle and accrued interest.

In June 2015, the Company issued 32,955 shares for services valued at $28,596. The value for shares issued was based on quoted market prices. The services are being provided over certain periods based on agreements entered into.

In July 2015, the Company issued 51,137 shares for services valued at $50,844. The value for shares issued was based on quoted market prices. The services are being provided over certain periods based on agreements entered into.

On August 6, 2015, the Company issued 37,106 shares of common stock upon the conversion of $15,000 of note payable principle.

On September 9, 2015, the Company issued 46,561 shares of common stock upon the conversion of $5,000 of note payable principle and $8,250 of accrued interest.

On September 22, 2015, the Company issued 27,273 shares of common stock for the extension of convertible note payable. These shares were valued at $17,145.

On September 25, 2015, 1,081,818 shares originally issued for consulting services were cancelled, which the Company re-purchased for no value.

On September 30, 2015, 19,727 shares originally issued for consulting services were cancelled, which the Company re-purchased for no value.

On October 2, 2015, the Company issued 2,683,215 shares of common stock in exchange for the issued and outstanding shares of Clavo Rico, Ltd. Clavo Rico, Ltd. Became a wholly owned subsidiary of the Company. Under this merger agreement, there was a change in control and it has been treated for accounting purposes as a reverse recapitalization with Clavo Rico, Ltd. being the surviving entity.

On October 20, 2015, the Company issued 18,182 shares of common stock for negotiation of a note extension. The Company recorded $30,000 as a loss on extinguishment of debt.

On October 20, 2015, a shareholder returned 27,273 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

On December 15, 2015, a shareholder returned 15,151 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

On December 17, 2015, the Company issued 90,909 shares of common stock for cash at $0.54 per share. The Company received cash proceeds of $49,000.

On January 1, 2016, 18,182 shares of common stock were issued to Whit Cluff as payment for consulting services performed for the Company. These shares were valued at $0.20 per share for a value of $20,000.

On January 5, 2016, 18,182 shares of common stock were issued to Brunson Chandler & Jones PLLC as payment for legal services performed for the Company. These shares were valued at $0.20 per share for a value of $20,000.

On January 11, 2016, the Company issued 944,461 shares of common stock to The Panamera Trust pursuant to the exercise of a cashless warrant.

On January 11, 2016, the Company issued 1,077,308 shares of common stock to Cornerstone Holdings LTD pursuant to the exercise of a cashless warrant.

On January 11, 2016, the Company authorized a 5.5:1 reverse stock split on its shares of common stock. The reverse split was approved and announced by FINRA with an effective date of May 26, 2016. There were 266,669,950 shares of common stock issued and outstanding prior to the split which resulted in 48,485,451 post-split shares of common stock outstanding.

On December 15, 2015, the Company entered into a Settlement Agreement with Brian Brewer through which he agreed to return up to 90,912 shares of common stock in the Company. Pursuant to the terms of that Settlement Agreement on January 15, 2016, 15,152 shares of the Company were returned to the Company for cancellation, on February 17, 2016, 15,152 shares of the Company were returned to the Company for cancellation, on March 15, 2016, 15,152 shares of the Company were returned to the Company for cancellation, on April 26, 2016, 15,152 shares of the Company were returned to the Company for cancellation, and on May 18, 2016, the remaining 15,152 shares of the Company were returned to the Company for cancellation.

On May 19, 2016, 18,182 shares of common stock were issued to Rodney Sperry as payment for consulting services performed for the Company. These shares were valued at $0.99 per share for a value of $18,000.

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

On October 3, 2016, the Company issued 150,000 shares of common stock per the consulting agreement with Red Rock Marketing Media, Inc. These shares were valued at $0.55 per share for a value of $82,500.

On December 30, 2016, 500,000 shares of common stock were issued for the conversion of debt obligation to related parties. These shares were valued at $0.63 per share for a total of $315,000. The amount of the debt converted was $100,000 and the Company recognized a loss on the extinguishment of debt of $215,000.

On December 30, 2016, 615,000 shares of common stock were issued to officers, former officers and members of the board of directors of the Company as payment for consulting services performed. These shares were valued at $0.4353 per share for a value of $267,705.

Warrants

On July 15, 2016, the Company issued 180,000 warrants associated with the extinguishment of a convertible note payable. The warrants have a three year life, 30,000 warrants are exercisable at $0.50 per share, 30, 000 warrants are exercisable at $1.00 per share, 30, 000 warrants are exercisable at $1.50 per share and 90, 000 warrants are exercisable at $2.00 per share.

On August 5, 2016, 20,411 three year warrants expired without being exercised. These warrants had an exercise price of $4.95.

The following tables summarize the warrant activity during the years ended December 31, 2016 and 2015:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2014	54,459	$4.95
Granted	63,637	5.23
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2015	118,096	1.04
Granted	180,000	1.50
Exercised	-	-
Forfeited	(20,411)	(4.95)
Balance at December 31, 2016	277,685	$3.08

2016 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Exercise Price
$0.50 - 6.88	277,685	2.42 years	$3.08	277,685	$3.08

15. Net Income Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if stock options, warrants, and convertible securities to issue common stock were exercised or converted into common stock, if not anti-dilutive. The following is a reconciliation of the numerator and denominator used in the basic and diluted computation of net income per share:

	Year Ended December 31,
	2016	2015
Numerator:
Net Income (Loss)	$17,434,795	$(27,165,344)
Non-Controlling Interest	(638)	3,294
Income (Loss) available to Controlling Shareholders	$17,434,157	$(27,162,050)

Denominator:
Basic Weighted Average Shares Outstanding	49,103,382	44,353,593
Effect of Dilutive Securities	-	-
Diluted Weighted Average Shares Outstanding	49,103,382	44,353,593

Net Income (Loss) per Common Share:
Basic	$0.36	$(0.61)
Diluted	$0.36	$(0.61)

16. Income Taxes

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2015	2015
Expected income tax (recovery) expense at the statutory rate of 34%	$5,900,630	$(9,236,217)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	3,984	186
Change in valuation allowance	(5,904,6140	9,236,031
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred income tax asset:	2016	2015
Net operating loss carry-forwards	$8,660,075	$1,269,221
Section 195 Startup Costs	1,393,346	1,393,346
Other	-	-
Debt Discount	(1,183,375)	(1,543,179)
Derivative Liability	(4,451,538)	9,157,681
Mineral Property	-	46,053
Valuation allowance	(4,418,508)	(10,323,122)
Deferred income taxes	$-	$-

As of December 31, 2016 and December 31, 2015, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $9,236,000 and $3,197,000 million, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2036.

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

17. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of December 31, 2016, the Company owed $648,000 to the stockholder/director in accrued consulting fees.

Lease – The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. Rent expense for the year ended December 31, 2016 amounted to $10,821.

Employment Agreements – On February 25, 2013, the Company entered into an employment agreement with Michael Ahlin pursuant to which he was appointed as the Chief Executive Officer, President, Treasurer, Secretary and Director of the Company. Under the terms of his employment agreement, Mr. Ahlin will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in two consecutive quarters as reflected in its filings with the Securities and Exchange Commission (“SEC”). On August 1, 2015, the Company amended the previously entered into employment agreement with Michael Ahlin pursuant to which the eligibility requirements of the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC were removed. On December 14, 2016, Michael Ahlin resigned as the Chief Executive Officer of the Company. Effective as of January 1, 2107, Mr. Ahlin entered into a Consulting Agreement with the Company that memorialized his amended role with the Company.

On February 25, 2013, the Company entered into an employment agreement with Whit Cluff pursuant to which he was appointed as the Chief Financial Officer and Director of the Company. Under the terms of his employment agreement, Mr. Cluff will become eligible to receive an annual salary, bonus and stock option upon the Company achieving positive EBITDA in two consecutive quarters as reflected in its filings with the SEC. Mr. Cluff resigned as the Chief Financial Officer of the Company on November 3, 2015. Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

18. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business.

On January 26, 2017, the Company, was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the Western District of North Carolina, Statesville Division District Court. The complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin). The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company has retained counsel to vigorously defend the allegations. The Company has filed a request for jurisdictional ruling in the lawsuit.

One of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., has been served with notice of a labor dispute brought in Honduras by one of the Company’s former employees. The complaint alleges that the former employee was terminated from his position with the Company’s subsidiary and is entitled to certain statutory compensation. The Company has responded with its assertion that the employee voluntarily resigned and was not involuntarily terminated. The case will be heard in a labor court in Honduras and a labor judge will make the final decision regarding the case. The next hearing in this case is scheduled for April 18, 2017.

In the opinion of management, as of December 31, 2016, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

19. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the year ended December 31, 2016, 100 percent of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of December 31, 2016. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

20. Subsequent Events

Typenex Co-Investment, LLC Transaction

On February 27, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Typenex Co-Investment, LLC (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $130,000. The Note has a maturity date of September 1, 2017. The Note accrues no interest, but does include an original issue discount of $25,000 and transaction expenses of $5,000. The Company has the right to prepay the Note prior to the Maturity Date without penalty.

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

Labrys Fund LP Transaction

On March 8, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $110,000. The Note has a maturity date of September 8, 2017 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on March 8, 2017. In connection with the issuance of the Note, the Company issued to the Purchaser 127,910 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied.

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

