Form 10-Q
period 2017-03-31
INCEPTION MINING INC.
filed 2017-05-16
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55219

Inception Mining Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State or Other Jurisdiction of Incorporation or Organization)t	(IRS Employer Identification Number)

5330 South 900 East, Suite 280 Murray, Utah	84117
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2017, there were 51,225,870 shares of the registrant’s common stock issued and outstanding and 51 shares of the registrant’s preferred stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,888	$194,652
Accounts receivable	20,554	4,712
Accounts receivable - related parties	-	6,382
Inventories	1,971,957	1,483,830
Prepaid expenses and other current assets	30,571	24,745
Total Current Assets	2,063,970	1,714,321

Property, plant and equipment, net	808,580	1,236,534
Other assets	25,707	26,036
Total Assets	$2,898,257	$2,976,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,186,177	$1,077,715
Accrued interest - related parties	4,869,323	4,681,895
Secured borrowings, net	99,792	135,739
Notes payable, net of debt discounts	135,000	160,000
Notes payable - related parties	6,710,960	6,603,868
Convertible notes payable, net of debt discounts	192,708	10,000
Total Current Liabilities	13,193,960	12,669,217

Mine reclamation obligation	298,148	256,070
Total Liabilities	13,492,108	12,925,287

Commitments and Contingencies (See Note 15)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding as of March 31, 2017 and December 31, 2016	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 51,241,470 and 51,229,590 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	512	512
Additional paid-in capital	3,641,970	3,607,391
Accumulated Deficit	(13,685,389)	(12,999,113)
Other comprehensive income - foreign currency translation	(543,199)	(549,675)
Total Controlling Interest	(10,586,105)	(9,940,884)
Non-Controlling Interest	(7,746)	(7,512)
Total Stockholders’ Deficit	(10,593,851)	(9,948,396)
Total Liabilities and Stockholders’ Deficit	$2,898,257	$2,976,891

See accompanying notes to the consolidated financial statements.

Inception Mining Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Year Ended
	March 31, 2017	March 31, 2016
		(Restated)
Precious Metals Income	$979,632	$1,152,032

Operating Expenses
Cost of sales	895,637	605,729
General and administrative	326,993	302,097
Depreciation and amortization expense	100,556	12,363
Total Operating Expenses	1,323,186	920,189
Income (Loss) from Operations	(343,554)	231,843

Other Income/(Expenses)
Other income (expense)	2,848	831
Change in derivative liability	-	1,956,016
Change in gold purchase fund	14,421	-
Loss on extinguishment of debt	(3,325)	(14,525)
Interest expense	(356,900)	(1,522,220)
Total Other Income/(Expenses)	(342,956)	420,102

Net Income (Loss) from Operations before Income Taxes	(686,810)	651,945
Provision for Income Taxes	-	-
NET INCOME (LOSS)	(686,510)	651,945
NET INCOME (LOSS) - Non-Controlling Interest	234	(213)
NET INCOME (LOSS) - Controlling Interest	$(686,276)	$651,732

Net income (loss) per share - Basic	$(0.01)	$0.01
Net income (loss) per share - Diluted	$(0.01)	$0.01
Weighted average number of shares outstanding during the period - Basic	51,272,454	48,217,385
Weighted average number of shares outstanding during the period - Diluted	51,272,454	60,817,425

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	6,476	(122,457)
Total Comprehensive Income (Loss)	(680,034)	529,488
Total Comprehensive Income (Loss) - Non-Controlling Interest	(229)	(250)
Total Comprehensive Income(Loss) - Controlling Interest	$(680,263)	$529,238

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:		(Restated)
Net Income (Loss)	$(686,510)	$651,945
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	557,667	72,816
Common stock issued for services	-	40,000
Loss on extinguishment of debt	3,325	12,024
Change in derivative liability	-	(1,920,704)
Change in warrant liability	-	(35,312)
Change in consignment gold	(14,421)	-
Amortization of debt discount	9,960	1,162,364
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(15,580)	267
Decr (incr) inventories	(453,355)	57,869
Decr (incr) prepaid expenses and other current assets	(128,723)	(29,487)
Incr (decr) accounts payable and accrued liabilities	366,490	610,589
Incr (decr) accrued liabilities - related parties	240,957	-
Incr (decr) secured borrowings	(46,724)	-
Net Cash Provided by (Used in) Operating Activities	(166,914)	622,371

Cash Flows From Investing Activities:
Advances payable - related parties	(27,126)	(501,907)
Purchase of fixed assets	(1,081)	(255,485)
Net Cash Used In Investing Activities	(28,207)	(757,392)

Cash Flows From Financing Activities:
Repayment of notes payable	(150,000)	(343,875)
Repayment of notes payable-related parties	(578,750)	(168,986)
Proceeds from notes payable	125,000	355,000
Proceeds from notes payable-related parties	446,000	289,512
Proceeds from convertible notes payable	199,000	-
Net Cash Provided by Financing Activities	41,250	131,651
Effects of exchange rate changes on cash	106	(682)
Net Increase / (Decrease) in Cash	(153,765)	(4,052)
Cash at Beginning of Period	194,653	137,639
Cash at End of Period	$40,888	$133,587

Supplemental disclosure of cash flow information:
Cash paid for interest	$86,663	$115,295
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt	$8,325	$-
Assets held to satisfy secured borrowings	$177,386	$-

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of Business

Inception Mining, Inc. was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Inception Mining, Inc. is a precious metal mineral acquisition, exploration and development company. Inception Development, Inc., its wholly owned subsidiary, was incorporated under the laws of the State of Idaho on January 28, 2013.

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the period ended March 31, 2017, the Company incurred a net loss of $686,510 and used $166,914 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive 369,440 common share equivalents have been excluded from the diluted loss per share calculation for the period ended March 31, 2017 because it would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the three months ending March 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements –

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Supplies	$109,984	$95,860
Mineralized Material on Leach Pads	1,525,748	891,198
ADR Plant	90,500	330,592
Finished Ore	245,725	166,180
Total Inventories	$1,971,957	$1,483,830

There were no stockpiles at March 31, 2017 and December 31, 2016.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2017 and December 31, 2016:

	Debt Derivative Liabilities		Warrant Derivative Liabilities	Total
Balance, December 31, 2015		$26,814,501	$119,855	$26,934,356
Transfers in upon initial fair value of derivative liabilities		133,615	131,183	264,798
Change in fair value of derivative liabilities and warrant liability		(12,879,146)	(213,614)	(13,092,760)
Change attributed to loss on extinguishment of debt		(13,707,114)	-	(13,707,114)
Transfers to permanent equity upon exercise of warrants		(361,856)	(37,424)	(399,280)
Balance, December 31, 2016		$-	$-	$-
Transfers in upon initial fair value of derivative liabilities		-	-	-
Change in fair value of derivative liabilities and warrant liability		-	-	-
Balance, March 31, 2017		$-	$-	$-
Net loss for the period included in earnings relating to the liabilities held at March 31, 2017	$		$-	$-
Net gain for the period included in earnings relating to the liabilities held at December 31, 2016		$26,477,749	$213,614	$26,691,363

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

At March 31, 2017, the Company marked to market the fair value of the debt derivatives and determined a fair value of $196,806. The Company recorded a loss from change in fair value of debt derivatives of $47,757 for the three-months ended March 31, 2017. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 183.40%, (3) weighted average risk-free interest rate of 0.91%, (4) expected life of 0.41 year, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

Warrant liabilities –

At March 31, 2017 and December 31, 2016, the Company had no warrant liability. The Company recorded a gain from change in fair value of warrant liability of $35,312 for the year ended March 31, 2016.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Land	$253,409	$253,313
Buildings	2,180,079	2,179,254
Machinery and Equipment	986,983	985,535
Office Equipment and Furniture	43,773	43,757
Vehicles	83,933	83,901
Construction in Process	129,760	-
	3,677,937	3,545,760
Less Accumulated Depreciation	(2,869,357)	(2,309,226)
Total Property, Plant and Equipment	$808,580	$1,236,534

In December 2016, the Company determined that the leach pad at the Clavo Rico mine was reaching its capacity. It was determined that the depreciation of the leach pad should be accelerated to fully depreciate the leach pad by March 31, 2017. This constitutes a change in management estimates. During the three months ended March 31, 2017 and 2016, the Company recognized depreciation expense of $557,667 and $72,816, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

	March 31, 2017	March 31, 2016
Cost of Goods Sold	$457,111	$60,453
General and Administrative	100,556	12,363
Total	$557,667	$72,816

6. Mineral Rights and Properties

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiary, Compañía Minera Cerros del Sur, S.A. de C.V. and holds other mining concessions. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation. The Company’s primary mine is located on the 200 hectare Clavo Rico Concession, located in southern Honduras. This mine was originally explored and exploited in the 16th century by the Spanish, and more recently has been operated by Compañía Minera Cerros del Sur, S.A. de C.V. as a small family business. In 2003, Clavo Rico’s predecessor purchased a 20% interest and later increased its ownership to 99.9%. The Company has released its claim on some of the concessions and wrote-off the remaining balance of the mining rights for these concessions during the year ended December 31, 2015. The Company recognized an impairment of mining rights of $135,450.

7. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $298,148 and $256,070 as of March 31, 2017 and December 31, 2016, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2017 and 2016 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the asset retirement obligation were as follows:

	March 31, 2017	December 31, 2016
Balance, Beginning of Year	$256,070	$77,716
Liabilities incurred	42,078	178,354
Disposal	-	-
Balance, End of Year	$298,148	$256,070

8. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Accounts Payable	$464,810	$428,751
Accrued Liabilities	320,804	296,069
Accrued Salaries and Benefits	214,929	175,811
Advances Payable	183,109	175,864
Smelter Royalties Payable	2,525	1,220
Total Accrued Liabilities	$1,186,177	$1,077,715

9. Secured Borrowings

During the year ended December 31, 2016, the Company entered into five financing arrangements with third parties for a combined principal amount of $251,980. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $25,198, for a total expected remittance of $277,178. The maturity dates of the notes range between June 22, 2017 and June 23, 2017. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of March 31, 2017, the Company held 142 ounces of gold, valued at cost of $177,386, to satisfy the liabilities upon maturity leaving a net obligation of $99,792, which is recorded on the Company’s balance sheet as secured borrowings. As of December 31, 2016, the Company held 101 ounces of gold, valued at cost of $116,241, to satisfy the liabilities upon maturity leaving a net obligation of $135,739, which is recorded on the Company’s balance sheet as secured borrowings.

10. Notes Payable

Notes payable were comprised of the following as of March 31, 2017 and December 31, 2016:

Notes Payable	March 31, 2017	December 31, 2016
3-2-1 Partners, Inc.	$75,000	$100,000
Phil Zobrist	60,000	60,000
Total Notes Payable	135,000	160,000
Less Unamortized Discount	-	-
Total Notes Payable, Net of Unamortized Debt Discount	$135,000	$160,000

3-2-1 Partners, LLC – On December 30, 2016, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $100,000 (the “Note”) due on January 20, 2017 and bears a 5% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on January 18, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On February 28, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on March 21, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on March 17, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On March 24, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on April 14, 2017 and bears a 5% interest rate. As of March 31, 2017, the outstanding balance of the Note was $75,000 and accrued interest was $3,750.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of March 31, 2017, the gross balance of the note was $60,000 and accrued interest was $45,567.

11. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2017 and December 31, 2016:

Notes Payable - Related Parties	March 31, 2017	December 31, 2016
Claymore Management	$185,000	$185,000
Diamond 80, LLC	39,000	-
GAIA Ltd	1,150,000	1,150,000
Legends Capital	765,000	765,000
LVD Investments	-	75,000
LWB Irrev Trust	1,101,000	1,101,000
MDL Ventures	1,192,980	1,049,888
Silverbrook Corporation	2,227,980	2,227,980
WOC Energy LLC	50,000	50,000
Total Notes Payable - Related Parties	$6,710,960	$6,603,868

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bears 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of March 31, 2017, the gross balance of the note was $185,000 and accrued interest was $201,168.

Diamond 80, LLC – On January 6, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on January 28, 2017 and bears a 7.0% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on January 27, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 19, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $34,000 (the “Note”) due on February 9, 2017 and bears a 7.5% interest rate. The Company made a payment of $36,550 towards the principal balance and accrued interest of $2,550 on March 17, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 20, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $9,000 (the “Note”) due on February 10, 2017 and bears a 7.5% interest rate. The Company made a payment of $9,675 towards the principal balance and accrued interest of $675 on March 17, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 31, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on February 21, 2017 and bears a 7.5% interest rate. The Company made a payment of $53,750 towards the principal balance and accrued interest of $3,750 on February 28, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On March 6, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on March 27, 2017 and bears a 7.0% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on March 30, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On March 24, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $40,000 (the “Note”) due on April 14, 2017 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75on March 31, 2017. As of March 31, 2017, the outstanding balance of the Note was $39,000 and accrued interest was $2,925.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. As of March 31, 2017, the gross balance of the note was $1,150,000 and accrued interest was $1,034,112.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of March 31, 2017, the gross balance of the note was $765,000 and accrued interest was $710,790.

LVD Investments – On November 29, 2016, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $75,000 (the “Note”) due on January 13, 2017 and bears a 7.5% interest rate. The Company made a payment of $80,250 towards the principal balance and accrued interest of $5,250 on February 10, 2017. As of March 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $375.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of March 31, 2017, the gross balance of the note was $1,101,000 and accrued interest was $1,111,240.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of March 31, 2017, the gross balance of the note was $1,192,980 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. As of March 31, 2017, the gross balance of the note was $2,227,980 and accrued interest was $1,809,512.

WOC Energy, LLC – On December 20, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on January 12, 2017 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on January 12, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

WOC Energy, LLC – On January 27, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $70,000 (the “Note”) due on February 17, 2017 and bears a 5.0% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on March 1, 2017. As of March 31, 2017, the outstanding balance of the Note was $0.

WOC Energy, LLC – On March 13, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on April 3, 2017 and bears a 5.0% interest rate. As of March 31, 2017, the outstanding balance of the Note was $50,000 and accrued interest was $2,500.

12. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2017 and December 31, 2016:

Convertible Notes Payable	March 31, 2017	December 31, 2016
Labrys Fund LP	$110,000	$-
Typenex	130,000	-
UP and Burlington	10,000	10,000
Total Convertible Notes Payable	250,000	10,000
Less Unamortized Discount	57,292	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	$192,708	$10,000

Labrys Fund LP – On March 8, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $110,000. The Note has a maturity date of September 8, 2017 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on March 8, 2017. In connection with the issuance of the Note, the Company issued to the Purchaser 127,910 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied.

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a two year life and an exercise price of $0.75 per share. The company recognized a debt discount on this note of $94,904 which will be amortized over the life of the note. For the three-months ended March 31, 2017, the Company amortized $11,863 of debt discount to current period operations as interest expense. As of March 31, 2017 the gross balance of the note was $110,000 and accrued interest was $832.

Typenex Co-Investment, LLC – On February 27, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Typenex Co-Investment, LLC (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $130,000. The Note has a maturity date of September 1, 2017. The total net proceeds the Company received was $100,000 The Note accrues no interest, but does include an original issue discount of $25,000 and transaction expenses of $5,000. The Company has the right to prepay the Note prior to the Maturity Date without penalty.

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Company recognized a debt discount on this note of $130,000 which will be amortized over the life of the note. For the three-months ended March 31, 2017, the Company amortized $22,983 of debt discount to current period operations as interest expense. As of March 31, 2017 the gross balance of the note was $130,000 and accrued interest was $0.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $2.48 (0.45 pre-split) per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. As of March 31, 2017, the outstanding balance on this note was $10,000.

13. Stockholders’ Deficit

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

Common Stock

On January 20, 2017, 15,000 shares of common stock were issued to Brunson Chandler & Jones PLLC as payment for legal services performed for the Company. These shares were valued at $0.555 per share for a value of $8,325.The Company recognized a loss on settlement of debt of $3,325.

On March 29, 2017, a shareholder returned 3,120 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

Warrants

On March 8, 2017, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Labrys Fund LP. The warrants have a two year life and are exercisable at $0.75 per share.

During the three months ended March 31, 2017, 34,048 three year warrants expired without being exercised. These warrants had an exercise price of $4.95.

The following tables summarize the warrant activity during the three-months ended March 31, 2017 and the year ended December 31, 2016:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	118,096	$5.72
Granted	180,000	1.50
Exercised	-	-
Forfeited	(20,411)	-
Balance at December 31, 2016	277,685	3.08
Granted	100,000	0.75
Exercised	-	-
Forfeited	(34,048)	-
Balance at March 31, 2017	343,637	$1.97

2017 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Exercise Price
$0.50 - 6.88	343,637	2.35 years	$1.97	343,637	$1.97

14. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of March 31, 2017, the Company owed $702,000 to the stockholder/director in accrued consulting fees.

Lease – The Company leases office space from a related affiliate, MDL Ventures, LLC, which includes month to month terms. Rent expense for the three-months ended March 31, 2017 amounted to $3,110.

15. Commitments and Contingencies

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

One of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., has been served with notice of a labor dispute brought in Honduras by one of the Clavo Rico company’s former employees. The complaint alleges that the former employee was terminated from his position with the company’s subsidiary and is entitled to certain statutory compensation. The company has responded with its assertion that the employee voluntarily resigned and was not involuntarily terminated. The case will be heard in a labor court in Honduras and a labor judge will make the final decision regarding the case. The next hearing on this case has not been scheduled.

In the opinion of management, as of March 31, 2017, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

16. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the three-months ended March 31, 2017, 100 percent of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of March 31, 2017. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

17. Subsequent Events

On April 21, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $68,000. The Note has a maturity date of January 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days.

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. On April 21, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $68,000. The Note has a maturity date of January 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) discussions about mineral resources and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Introduction to Interim Consolidated Financial Statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2017, the results of its consolidated statements of comprehensive income/(loss) for the three-month period ended March 31, 2017, and its consolidated cash flows for the three-month period ended March 31, 2017. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview and Plan of Operation

We are a mining company that was formed in Nevada on July 2, 2007. As a mining company, we are engaged in the production of precious metals. Our activities are not limited to production but also include acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Mining has acquired two projects, as described below. Our target properties are those that have been the subject of historical exploration. We have generated revenue from mining operations.

UP and Burlington Gold Mine

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine (“UP and Burlington” or the “Mine”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013 (the “Asset Purchase Agreement”). Accordingly, the Company owns and controls this property exclusively; there are no third parties who impose conditions of any kind on operations at this location. We are presently in the exploration stage at UP and Burlington. UP and Burlington contain two federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP and Burlington. Production at this mine is subject to a 3% net smelter royalty, which may increase or decrease depending on the amount of gold produced.

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

Prior to the expansion, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 1,000 tons of extracted material per day on a recovery bed that has the capacity to receive up to 500,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the recovery bed to capacity by the end of June 30, 2020.

The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

We incurred a net loss of $686,510 for the three-month period ended March 31, 2017, and a net income of $651,945 for the three-month period ended March 31, 2016. This change in our results over the two periods is primarily the result of lower precious metal production, increased depreciation included in cost of sales and depreciation expense and changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2017 and 2016:

	Three-Months Ended March 31,		Increase/
	2017	2016	(Decrease)
Revenues	$979,632	$1,152,032	$(172,400)
Cost of Sales	895,637	605,729	289,908
General and Administrative	326,993	302,097	24,806
Depreciation and Amortization Expenses	100,556	12,363	88,193
Total Operating Expenses	1,323,186	920,189	402,997
Income (Loss) from Operations	(343,554)	231,843	575,397
Other Income (expense)	2,848	831	(2,017)
Change in Derivative Liabilities	-	1,956,016	1,956,016
Loss on Extinguishment of Debt	(3,325)	(14,525)	(11,200)
Change in Consignment Gold	14,421	-	(14,421)
Interest Expense	(356,900)	(1,522,220)	(1,165,320)
Income (Loss) from Operations Before Taxes	(686,510)	651,945	1,338,455
Net Income (Loss)	$(686,510)	$651,945	$1,338,455

Liquidity and Capital Resources

Our balance sheet as of March 31, 2017 reflects assets of $2,898,257. We had cash in the amount of $40,888 and working capital deficit in the amount of $11,129,990 as of March 31, 2017. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2017	December 31, 2016
Current assets	$2,063,970	$1,714,321
Current liabilities	13,193,960	12,669,217
Working capital deficit	$(11,129,990)	$(10,954,896)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $13,685,389. In addition, there is a working capital deficit of $11,129,990 as of March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three-Months Ended March 31,
	2017	2016
Net Cash Provided by (Used in) Operating Activities	$(166,914)	$622,371
Net Cash Used in Investing Activities	(28,207)	(757,392)
Net Cash Provided by Financing Activities	41,250	131,651
Effects of Exchange Rate Changes on Cash	106	(682)
Net Increase (Decrease) in Cash	$(153,765)	$(4,052)

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2017 was $166,914, a decrease of $789,285 from the $622,371 net cash provided during the three months ended March 31, 2016. This decrease in the cash provided by operating activities was primarily due to the decrease of precious metals production and the increase in cost of precious metals production by the Company.

Investing Activities

Investing activities during the three months ended March 31, 2017 used $28,207, a decrease of $729,185 from the $757,392 used by investing activities during the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company purchased $1,081 in fixed assets.

Financing Activities

Financing activities during the three months ended March 31, 2017 used $41,250, a decrease of $90,401 from the $131,651 provided by financing activities during the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company received $125,000 in proceeds from short-term notes, $446,000 in proceeds from notes payable - related parties, and $199,000 in proceeds from convertible notes payable. The Company made $1578,750 in payments on notes payable, and $150,000 in payments on short-term notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2016 and March 31, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item. We refer readers to our Form 10-K for additional risk factor disclosures.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2017, the Company issued the following equity securities:

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

ITEM 5. OTHER INFORMATION

Power Up Transaction

On April 21, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $68,000. The Note has a maturity date of January 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days.

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017*

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 *

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12	List of Subsidiaries (12)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	by reference from the Form 10-Q filed with the SEC on May 8, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date: May 16, 2017	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

