Form 10-Q
period 2017-06-30
INCEPTION MINING INC.
filed 2017-08-17
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Sectionn13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 14, 2017, there were 51,825,870 shares of the registrant’s common stock issued and outstanding and 51 shares of the registrant’s preferred stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$145,377	$194,652
Accounts receivable	23,425	4,712
Accounts receivable - related parties	-	6,382
Inventories	2,102,947	1,483,830
Prepaid expenses and other current assets	22,238	24,745
Total Current Assets	2,293,987	1,714,321

Property, plant and equipment, net	919,486	1,236,534
Other assets	25,745	26,036
Total Assets	$3,239,218	$2,976,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,555,832	$1,077,715
Accrued interest - related parties	5,131,633	4,681,895
Secured borrowings, net	318,361	135,739
Notes payable, net of debt discounts	135,000	160,000
Notes payable - related parties	6,937,134	6,603,868
Convertible notes payable, net of debt discounts of $26,046 and $0 as of June 30, 2017 and December 31, 2016, respectively	281,954	10,000
Total Current Liabilities	14,359,914	12,669,217

Mine reclamation obligation	269,327	256,070
Total Liabilities	14,629,241	12,925,287

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding as of June 30, 2017 and December 31, 2016	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 51,225,870 and 51,229,590 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	512	512
Additional paid-in capital	3,641,969	3,607,391
Accumulated deficit	(14,488,468)	(12,999,113)
Accumulated other comprehensive loss	(536,144)	(549,675)
Total Controlling Interest	(11,382,130)	(9,940,884)
Non-Controlling Interest	(7,893)	(7,512)
Total Stockholders’ Deficit	(11,390,023)	(9,948,396)
Total Liabilities and Stockholders’ Deficit	$3,239,218	$2,976,891

See accompanying notes to the condensed consolidated financial statements

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Precious Metals Income	$815,738	$2,004,920	$1,795,370	$3,156,952

Operating Expenses
Cost of sales	801,377	1,023,215	1,697,014	1,628,944
General and administrative	436,152	473,940	763,145	776,037
Depreciation and amortization	5,869	34,406	106,425	46,769
Total Operating Expenses	1,243,398	1,531,561	2,566,584	2,451,750
Income (Loss) from Operations	(427,660)	473,359	(771,214)	705,202

Other Income/(Expenses)
Other income (expense)	1,256	1,607	4,104	2,438
Change in derivative liability	-	14,474,057	-	16,430,073
Change in gold purchase fund	1,917	-	16,338	-
Loss on extinguishment of debt	-	-	(3,325)	(14,525)
Interest expense	(378,738)	(1,608,223)	(735,638)	(3,130,443)
Total Other Income/(Expenses)	(375,565)	12,867,441	(718,521)	13,287,543

Net Income (Loss) from Operations before Income Taxes	(803,225)	13,340,800	(1,489,735)	13,992,745
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	(803,225)	13,340,800	(1,489,735)	13,992,745
NET INCOME (LOSS) - Non-Controlling Interest	146	(274)	380	(487)
NET INCOME (LOSS) - Controlling Interest	$(803,079)	$13,340,526	$(1,489,355)	$13,992,258

Net income (loss) per share - Basic	$(0.02)	$0.27	$(0.03)	$0.29
Net income (loss) per share - Diluted	$(0.02)	$0.27	$(0.03)	$0.29
Weighted average number of shares outstanding during the period - Basic	51,226,899	48,583,455	51,234,003	48,402,769
Weighted average number of shares outstanding during the period - Diluted	51,226,899	48,784,915	51,234,003	48,604,229

Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	7,055	40,568	13,531	(212,488)
Total Comprehensive Income (Loss)	(796,170)	13,381,368	(1,476,204)	13,780,257
Total Comprehensive Income (Loss) - Non-Controlling Interest	(142)	(121)	(371)	(371)
Total Comprehensive Income(Loss) - Controlling Interest	$(796,312)	$13,381,247	$(1,476,575)	$13,779,886

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,489,735)	$13,992,745
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	586,776	272,717
Common stock issued for services	-	58,000
Loss on extinguishment of debt	3,325	12,024
Change in derivative liability	-	(16,430,073)
Amortization of debt discount	44,207	2,346,729
Change in gold purchase fund	(16,338)	-
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(18,440)	1,353
Decr (incr) inventories	(632,485)	194,143
Decr (incr) prepaid expenses and other current assets	(240,466)	(8,351)
Incr (decr) accounts payable and accrued liabilities	1,012,521	626,519
Incr (decr) accounts payable and accrued liabilities - related parties	503,267	-
Net Cash Provided By (Used In) Operating Activities	(247,368)	1,065,806

Cash Flows From Investing Activities:
Advances payable - related parties	-	(725,157)
Purchase of property, plant and equipment	(18,096)	(274,416)
Net Cash Provided By (Used In) Investing Activities	(18,096)	(999,573)

Cash Flows From Financing Activities:
Repayment of notes payable	(305,000)	(1,197,500)
Repayment of notes payable-related parties	(813,381)	(168,986)
Repayment of convertible notes payable	(10,000)	-
Proceeds from secured borrowings	27,239	-
Proceeds from notes payable	280,000	1,135,000
Proceeds from notes payable-related parties	745,500	387,967
Proceeds from convertible notes payable	264,000	-
Net Cash Provided by Financing Activities	188,358	156,481
Effects of exchange rate changes on cash	27,829	(76,349)
Net Increase / (Decrease) in Cash	(49,276)	146,365
Cash at Beginning of Period	194,653	137,639
Cash at End of Period	$145,377	$284,004

Supplemental disclosure of cash flow information:
Cash paid for interest	$173,282	$297,667
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Land purchased with accounts payable	$-	$225,000
Convertible note payable issued for accounts payable	$-	$27,578
Convertible note payable - related party issued for accrued liabilities	$-	$375,343
Common stock issued for conversion of note payable - related party	$-	$725,156
Common stock issued for purchase of equipment	$-	$10,050
Common stock issued for extinguishment of debt	$8,325	$-
Recognition of debt discounts on convertible notes payable	$70,253	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2017

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the six months ended June 30, 2017, the Company incurred a net loss of $1,489,735 and used $247,368 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on April 17, 2017.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 558,929 common share equivalents have been excluded from the diluted loss per share calculation for the period ended June 30, 2017 because they would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign currencies into reporting currencies and the net loss for the six months ending June 30, 2017 and 2016.

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

Recently Issued Accounting Pronouncements – In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted under certain circumstances.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that the adoption of ASU 2017-04 will not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-09 are to be applied prospectively to an award modified on or after the adoption date; consequently, the impact will be dependent on whether we modify any share-based payment awards and the nature of such modifications. The adoption of this standard is not expected to have a material impact on our financial statements.

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Supplies	$82,853	$95,860
Mineralized Material on Leach Pads	1,672,373	891,198
ADR Plant	39,815	330,592
Finished Ore	307,906	166,180
Total Inventories	$2,102,947	$1,483,830

There were no stockpiles at June 30, 2017 and December 31, 2016.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2017 and December 31, 2016:

	Debt Derivative Liabilities	Warrant Derivative Liabilities	Total
Balance, December 31, 2015	$26,814,501	$119,855	$26,934,356
Transfers in upon initial fair value of derivative liabilities	133,615	131,183	264,798
Change in fair value of derivative liabilities and warrant liability	(12,879,146)	(213,614)	(13,092,760)
Change attributed to loss on extinguishment of debt	(13,707,114)	-	(13,707,114)
Transfers to permanent equity upon exercise of warrants	(361,856)	(37,424)	(399,280)
Balance, December 31, 2016	$-	$-	$-
Transfers in upon initial fair value of derivative liabilities	-	-	-
Change in fair value of derivative liabilities and warrant liability	-	-	-
Change attributed to loss on extinguishment of debt	-	-	-
Transfers to permanent equity upon exercise of warrants	-	-	-
Balance, June 30, 2017	$-	$-	$-
Net loss for the period included in earnings relating to the liabilities held at June 30, 2017	$-	$-	$-
Net gain for the period included in earnings relating to the liabilities held at December 31, 2016	$26,477,749	$213,614	$26,691,363

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

At December 31, 2016, the Company had no debt derivatives. On October 2, 2016, the Company renegotiated the convertible notes and eliminated all debt derivatives. The Company recorded a gain from change in fair value of debt derivatives of $16,387,982 for the six months ended June 30, 2016.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant liabilities – At June 30, 2017 and December 31, 2016, the Company had no warrant liability. The Company recorded a gain from change in fair value of warrant liability of $42,091 for the six months ended June 30, 2016.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Land	$271,006	$253,313
Buildings	2,184,682	2,179,254
Machinery and Equipment	989,013	985,535
Office Equipment and Furniture	43,862	43,757
Vehicles	84,110	83,901
Construction in Process	250,240	-
	3,822,913	3,545,760
Less Accumulated Depreciation	(2,903,427)	(2,309,226)
Total Property, Plant and Equipment	$919,486	$1,236,534

In December 2016, the Company determined that the leach pad at the Clavo Rico mine was reaching its capacity. It was determined that the depreciation of the leach pad should be accelerated to fully depreciate the leach pad by March 31, 2017. This constitutes a change in management estimates. During the six months ended June 30, 2017 and 2016, the Company recognized depreciation expense of $586,776 and $272,717, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses for the six months ended June 30, 2017 and 2016.

Depreciation Allocation	June 30, 2017	June 30, 2016
Cost of Goods Sold	$480,351	$225,948
General and Administrative	106,425	46,769
Total	$586,776	$272,717

6. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $269,327 and $256,070 as of June 30, 2017 and December 31, 2016, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2017 and 2016 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the asset retirement obligation were as follows:

	June 30, 2017	December 31, 2016
Balance, Beginning of Year	$256,070	$77,716
Liabilities incurred	13,257	178,354
Disposal	-	-
Balance, End of Year	$269,327	$256,070

7. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

	6/30/2017	12/31/2016
Accounts Payable	$804,588	$428,751
Accrued Liabilities	369,588	296,069
Accrued Salaries and Benefits	255,799	175,811
Advances Payable	119,525	175,864
Smelter Royalties Payable	6,332	1,220
Total Accrued Liabilities	$1,555,832	$1,077,715

8. Secured Borrowings

During the year ended December 31, 2016, the Company entered into five financing arrangements with third parties for a combined principal amount of $251,980. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $25,198, for a total expected remittance of $277,178. The maturity dates of the notes range between June 22, 2017 and June 23, 2017. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2016, the Company held 101 ounces of gold, valued at cost of $116,241, to satisfy the liabilities upon maturity leaving a net obligation of $135,739, which is recorded on the Company’s balance sheet as secured borrowings. The Company reached agreements with the third parties to settle the financing arrangements as of June 12, 2017. The Company liquidated the gold held to satisfy the debt obligations. Four debt holders agreed to rollover their funds into new financing agreements. The remaining debt obligation of $122,107was paid in full on July 10, 2017.

On June 20, 2017, the Company entered into four new financing arrangements with third parties for a combined principal amount of $195,720. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $19,572, for a total expected remittance of $215,292. The Company has recorded the guaranteed return obligation on the books and $19,038 in deferred interest on June 30, 2017. The maturity date of the notes is June 21, 2018. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of June 30, 2017, the Company held no ounces of gold, valued at a cost of $0, to satisfy the liabilities upon maturity leaving a net obligation of $215,292, which is recorded on the Company’s balance sheet as secured borrowings.

Secured borrowings were comprised of the following as of June 30, 2017 and December 31, 2016:

Secured Borrowings	June 30, 2017	December 31, 2016
Secured obligations	$195,720	$251,980
Guaranteed interest	19,572	-
Obligations settled awaiting payment	122,107	-
Deferred interest	(19,038)	-
	318,361	251,980
Gold held as security	-	(116,241)
Secured Borrowings, net	$318,361	$135,739

9. Notes Payable

Notes payable were comprised of the following as of June 30, 2017 and December 31, 2016:

Notes Payable	June 30, 2017	December 31, 2016
3-2-1 Partners, Inc.	$75,000	$100,000
Phil Zobrist	60,000	60,000
Total Notes Payable	135,000	160,000
Less Unamortized Discount	-	-
Total Notes Payable, Net of Unamortized Debt Discount	$135,000	$160,000

3-2-1 Partners, LLC – On December 30, 2016, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $100,000 (the “Note”) due on January 20, 2017 and bears a 5% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on January 18, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On February 28, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on March 21, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on March 17, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On March 24, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on April 14, 2017 and bears a 7% interest rate. The Company made a payment of $80,250 towards the principal balance and accrued interest of $5,250 on April 28, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On April 12, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $30,000 (the “Note”) due on May 3, 2017 and bears a 7% interest rate. The Company made a payment of $32,100 towards the principal balance and accrued interest of $2,100 on April 28, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On May 2, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on May 23, 2017 and bears a 7% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on May 19, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On May 23, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on June 14, 2017 and bears a 4% interest rate. As of June 30, 2017, the outstanding balance of the Note was $75,000 and accrued interest was $3,000. On June 9, 2017, this note was extended to June 30, 2017.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of June 30, 2017, the gross balance of the note was $60,000 and accrued interest was $48,260.

10. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of June 30, 2017 and December 31, 2016:

Notes Payable - Related Parties	June 30, 2017	December 31, 2016
Claymore Management	$185,000	$185,000
Diamond 80, LLC	89,000	-
GAIA Ltd	1,150,000	1,150,000
Legends Capital	815,000	765,000
LVD Investments	75,000	75,000
LWB Irrev Trust	1,101,000	1,101,000
MDL Ventures	1,244,154	1,049,888
Silverbrook Corporation	2,227,980	2,227,980
WOC Energy LLC	50,000	50,000
Total Notes Payable - Related Parties	$6,937,134	$6,603,868

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bears 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of June 30, 2017, the gross balance of the note was $185,000 and accrued interest was $209,471.

Diamond 80, LLC – On January 6, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on January 28, 2017 and bears a 7.0% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on January 27, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 19, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $34,000 (the “Note”) due on February 9, 2017 and bears a 7.5% interest rate. The Company made a payment of $36,550 towards the principal balance and accrued interest of $2,550 on March 17, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 20, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $9,000 (the “Note”) due on February 10, 2017 and bears a 7.5% interest rate. The Company made a payment of $9,675 towards the principal balance and accrued interest of $675 on March 17, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 31, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on February 21, 2017 and bears a 7.5% interest rate. The Company made a payment of $53,750 towards the principal balance and accrued interest of $3,750 on February 28, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On March 6, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on March 27, 2017 and bears a 7.0% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on March 30, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On March 24, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $40,000 (the “Note”) due on April 14, 2017 and bears a 7.0% interest rate. The Company made a payment of $43,000 towards the principal balance and accrued interest of $3,000 on May 2, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on May 3, 2017 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on June 30, 2017. As of June 30, 2017, the outstanding balance of the Note was $49,000 and accrued interest was $3,425. This note was extended to June 30, 2017.

Diamond 80, LLC – On May 4, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $40,000 (the “Note”) due on July 4, 2017 and bears a 7.0% interest rate. As of June 30, 2017, the outstanding balance of the Note was $50,000 and accrued interest was $3,000. This note was extended to September 30, 2017.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. As of June 30, 2017, the gross balance of the note was $1,150,000 and accrued interest was $1,085,721.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of June 30, 2017, the gross balance of the note was $765,000 and accrued interest was $745,121.

Legends Capital Group – On May 16, 2017, the Company issued an unsecured Short-Term Promissory Note to Legends Capital Group in the principal amount of $100,000 (the “Note”) due on September 15, 2017 and bears a 7.0% interest rate. The Company made a payment of $50,000 towards the principal balance and accrued interest of $0 on June 27, 2017. As of June 30, 2017, the outstanding balance of the Note was $50,000 and accrued interest was $7,000.

LVD Investments – On November 29, 2016, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $75,000 (the “Note”) due on January 13, 2017 and bears a 7.5% interest rate. The Company made a payment of $80,250 towards the principal balance and accrued interest of $5,250 on February 10, 2017. As of June 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $375.

LVD Investments – On May 1, 2017, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $75,000 (the “Note”) due on June 1, 2017 and bears a 7.5% interest rate. As of June 30, 2017, the outstanding balance of the Note was $75,000 and accrued interest was $5,250. Note is in default. This note was extended to August 31, 2017.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of June 30, 2017, the gross balance of the note was $1,101,000 and accrued interest was $1,160,649.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. During the six months ended June 30, 2017, MDL Ventures paid $182,815 in expenses for the Company, accrued $108,000 in consulting services and contributed $127,500 in cash to operations. The Company also paid MDL Ventures $334,381 in cash payments during the six months ended June 30, 2017. As of June 30, 2017, the gross balance of the note was $1,244,154 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. As of June 30, 2017, the gross balance of the note was $2,227,980 and accrued interest was $1,909,497.

WOC Energy, LLC – On December 20, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on January 12, 2017 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on January 12, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

WOC Energy, LLC – On January 27, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $70,000 (the “Note”) due on February 17, 2017 and bears a 5.0% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on March 1, 2017. As of June 30, 2017, the outstanding balance of the Note was $0.

WOC Energy, LLC – On March 13, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on April 3, 2017 and bears a 5.0% interest rate. As of June 30, 2017, the outstanding balance of the Note was $50,000 and accrued interest was $2,500. This note was extended to September 13, 2017.

11. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2017 and December 31, 2016:

Convertible Notes Payable	June 30, 2017	December 31, 2016
Labrys Fund LP	$110,000	$-
Power Up Lending	68,000	-
Typenex	130,000	-
UP and Burlington	-	10,000
Total Convertible Notes Payable	308,000	10,000
Less Unamortized Discount	(26,046)	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	$281,954	$10,000

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

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a two year life and an exercise price of $0.75 per share. The company recognized a debt discount on this note of $37,253 which will be amortized over the life of the note. For the six months ended June 30, 2017, the Company amortized $23,080 of debt discount to current period operations as interest expense. As of June 30, 2017 the gross balance of the note was $110,000 and accrued interest was $4,123.

Power Up Lending Group – On April 21, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $68,000. The Note has a maturity date of January 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days.

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. On April 21, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $68,000. The Note has a maturity date of January 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the six months ended June 30, 2017, the Company amortized $739 of debt discount to current period operations as interest expense. As of June 30, 2017 the gross balance of the note was $68,000 and accrued interest was $1,565.

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

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Company recognized a debt discount on this note of $30,000 which will be amortized over the life of the note. For the six months ended June 30, 2017, the Company amortized $20,387 of debt discount to current period operations as interest expense. As of June 30, 2017 the gross balance of the note was $130,000 and accrued interest was $0.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $2.48 (0.45 pre-split) per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. The Company made a payment of $10,000 towards the principal balance on May 18, 2017. As of June 30, 2017, the outstanding balance on this note was $0.

12. Stockholders’ Deficit

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

On March 8, 2017, in connection with the issuance of the Note to Labrys Fund LP, the Company issued to an escrow agent in behalf of the Note Purchaser 127,910 shares of its common stock that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied.

On March 29, 2017, a shareholder returned 3,120 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

On April 6, 2017, a shareholder returned 15,600 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

Warrants

On March 8, 2017, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Labrys Fund LP. The warrants have a two year life and are exercisable at $0.75 per share.

During the six months ended June 30, 2017, 34,048 three year warrants expired without being exercised. These warrants had an exercise price of $4.95.

The following tables summarize the warrant activity during the six months ended June 30, 2017 and the year ended December 31, 2016:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	118,096	$5.72
Granted	180,000	1.50
Exercised	-	-
Forfeited	(20,411)	-
Balance at December 31, 2016	277,685	3.08
Granted	100,000	0.75
Exercised	-	-
Forfeited	(34,048)	-
Balance at March 31, 2017	343,637	$1.97

2017 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2017	Weighted Average Exercise Price
$0.50 - 6.88	343,637	2.11 years	$1.97	343,637	$1.97

13. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of June 30, 2017, the Company owed $702,000 to the stockholder/director in accrued consulting fees.

14. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business.

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the Western District of North Carolina, Statesville Division District Court. The complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin). The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company has retained counsel to vigorously defend the allegations. The Company has filed a motion to dismiss the lawsuit, which has been fully briefed and is awaiting a ruling.

On June 11, 2017, Danzig Ltd, filed an arbitration in Boston, Massachusetts, with the American Arbitration Association (AAA) against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin). The Boston arbitration asserts claims that largely mirror those in the pending lawsuit in North Carolina, and seeks an unspecified amount of damages. On July 20, 2017, Elliott Foxcroft filed an AAA arbitration in Salt Lake City, Utah, against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin). The Salt Lake City arbitration alleges federal securities fraud, state securities fraud, breach of contract, unjust enrichment, fraud, breach of fiduciary duty, negligent misrepresentation, and breach of the implied covenant of good faith and fair dealing, relating to a consulting agreement between the Company and Elliott Foxcroft. Mr. Foxcroft seeks an unspecified amount of damages. The Company has retained counsel to vigorously defend the allegations in both arbitrations. The Company has also alleged a counterclaim for breach of the consulting agreement with Mr. Foxcroft in the Salt Lake City arbitration, seeking damages in the initial amount of $150,000.

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

In the opinion of management, as of June 30, 2017, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

15. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the six months ended June 30, 2017, 100 percent of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of June 30, 2017. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

16. Subsequent Events

Except as noted below, there have been no material, reportable events that occurred subsequent to the period reported herein.

On July 18, 2017, MDL Ventures, LLC elected to convert $150,000 in principal under its note with the Company into 600,000 shares of restricted common stock in the Company.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2017, the results of its consolidated statements of comprehensive income/(loss) for the six-month period ended June 30, 2017, and its consolidated cash flows for the six-month period ended June 30, 2017. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

We incurred a net loss of $1,489,735 for the six months ended June 30, 2017, and a net income of $13,992,745 for the six months ended June 30, 2016. This change in our results over the two periods is primarily the result of lower precious metal production, increased depreciation included in cost of sales and depreciation expense and changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Increase/
	2017	2016	(Decrease)
Revenues	$1,795,370	$3,156,952	$(1,361,582)
Cost of Sales	1,697,014	1,628,944	68,070
General and Administrative	763,145	776,037	(12,892)
Depreciation and Amortization Expenses	106,425	46,769	59,656
Total Operating Expenses	2,566,584	2,451,750	114,834
Income (Loss) from Operations	(771,214)	705,202	(1,476,416)
Other Income (expense)	4,104	2,438	1,666
Change in Derivative Liabilities	-	16,430,073	(16,430,073)
Loss on Extinguishment of Debt	(3,325)	(14,525)	11,200
Change in Consignment Gold	16,338	-	16,338
Interest Expense	(735,638)	(3,130,443)	2,394,805
Income (Loss) from Operations Before Taxes	(1,489,735)	13,992,745	(15,482,480)
Net Income (Loss)	$(1,489,735)	$13,992,745	$(15,482,480)

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

We incurred a net loss of $803,225 for the three months ended June 30, 2017, and a net income of $13,340,800 for the three months ended June 30, 2016. This change in our results over the two periods is primarily the result of lower precious metal production, increased depreciation included in cost of sales and depreciation expense and changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Increase/
	2017	2016	(Decrease)
Revenues	$815,738	$2,004,920	$(1,189,182)
Cost of Sales	801,377	1,023,215	(221,838)
General and Administrative	436,152	473,940	(37,788)
Depreciation and Amortization Expenses	5,869	34,406	(28,537)
Total Operating Expenses	1,243,398	1,531,561	(288,163)
Income (Loss) from Operations	(427,660)	473,359	(901,019)
Other Income (expense)	1,256	1,607	(351)
Change in Derivative Liabilities	-	14,474,057	(14,474,057)
Change in Consignment Gold	1,917	-	1,917
Interest Expense	(378,738)	(1,608,223)	1,229,485
Income (Loss) from Operations Before Taxes	(803,225)	13,340,800	(14,144,025)
Net Income (Loss)	$(803,225)	$13,340,800	$(14,144,025)

Liquidity and Capital Resources

Our balance sheet as of June 30, 2017 reflects assets of $3,239,218. We had cash in the amount of $145,377 and working capital deficit in the amount of $12,065,927 as of June 30, 2017. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2017	December 31, 2016
Current assets	$2,293,987	$1,714,321
Current liabilities	14,359,914	12,669,217
Working capital deficit	$(12,065,927)	$(10,954,896)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $14,488,468. In addition, there is a working capital deficit of $12,065,927 as of June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six Months Ended June 30,
	2017	2016
Net Cash Provided by (Used In) Operating Activities	$(247,367)	$1,065,806
Net Cash Used in Investing Activities	(18,096)	(999,573)
Net Cash Provided by Financing Activities	183,358	156,481
Effects of Exchange Rate Changes on Cash	27,829	(76,349)
Net Increase (Decrease) in Cash	$(49,276)	$146,365

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2017 was $247,367, a decrease of $1,313,173 from the $1,065,806 net cash provided during the six months ended June 30, 2016. This decrease in the cash provided by operating activities was primarily due to the decrease of precious metals production and the increase in cost of precious metals production by the Company and increased legal fees and the change in accounts payable and accruals owed to related parties.

Investing Activities

Investing activities during the six months ended June 30, 2017 used $18,096, a decrease of $981,477 from the $999,573 used by investing activities during the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company purchased $18,096 in fixed assets.

Financing Activities

Financing activities during the six months ended June 30, 2017 provided $188,358, an increase of $31,877 from the $156,481 provided by financing activities during the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company received $27,239 in proceeds from secured borrowings, $280,000 in proceeds from short-term notes, $745,500 in proceeds from notes payable - related parties, and $264,000 in proceeds from convertible notes payable. The Company made $305,000 in payments on notes payable, and $813,381 in payments on notes payable – related parties and $10,000 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2016 and June 30, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the Western District of North Carolina, Statesville Division District Court. The complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin). The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company has retained counsel to vigorously defend the allegations. The Company has filed a motion to dismiss the lawsuit, which has been fully briefed and is awaiting a ruling.

On June 11, 2017, Danzig Ltd, filed an arbitration in Boston, Massachusetts, with the American Arbitration Association (AAA) against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin). The Boston arbitration asserts claims that largely mirror those in the pending lawsuit in North Carolina, and seeks an unspecified amount of damages. On July 20, 2017, Elliott Foxcroft filed an AAA arbitration in Salt Lake City, Utah, against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin). The Salt Lake City arbitration alleges federal securities fraud, state securities fraud, breach of contract, unjust enrichment, fraud, breach of fiduciary duty, negligent misrepresentation, and breach of the implied covenant of good faith and fair dealing, relating to a consulting agreement between the Company and Elliott Foxcroft. Mr. Foxcroft seeks an unspecified amount of damages. The Company has retained counsel to vigorously defend the allegations in both arbitrations. The Company has also alleged a counterclaim for breach of the consulting agreement with Mr. Foxcroft in the Salt Lake City arbitration, seeking damages in the initial amount of $150,000.

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

During the period covered by this report, the Company did not issue any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12	List of Subsidiaries (12)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date:	August 17, 2017	By:	/s/ Trent D’Ambrosio
		Name:	Trent D’Ambrosio
		Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

