Form 10-Q
period 2017-09-30
INCEPTION MINING INC.
filed 2017-11-20
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 14, 2017, there were 52,783,761 shares of the registrant’s common stock issued and outstanding and 51 shares of the registrant’s preferred stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$105,963	$194,652
Accounts receivable	1,985	4,712
Accounts receivable - related parties	-	6,382
Inventories	1,900,650	1,483,830
Prepaid expenses and other current assets	19,063	24,745
Total Current Assets	2,027,661	1,714,321

Property, plant and equipment, net	909,932	1,236,534
Other assets	25,800	26,036
Total Assets	$2,963,393	$2,976,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,560,458	$1,077,715
Accrued interest - related parties	5,368,695	4,681,895
Secured borrowings, net	133,071	135,739
Notes payable, net of debt discounts	137,163	160,000
Notes payable - related parties	6,683,680	6,603,868
Convertible notes payable, net of debt discounts	142,118	10,000
Derivative liabilities	668,623	-
Total Current Liabilities	14,693,808	12,669,217

Mine reclamation obligation	283,969	256,070
Total Liabilities	14,977,777	12,925,287

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding as of September 30, 2017 and December 31, 2016	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 52,183,761 and 51,229,590 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	522	512
Additional paid-in capital	3,992,407	3,607,391
Accumulated deficit	(15,469,683)	(12,999,113)
Accumulated other comprehensive loss	(529,717)	(549,675)
Total Controlling Interest	(12,006,470)	(9,940,884)
Non-Controlling Interest	(7,914)	(7,512)
Total Stockholders’ Deficit	(12,014,384)	(9,948,396)
Total Liabilities and Stockholders’ Deficit	$2,963,393	$2,976,891

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Precious Metals Income	$1,145,591	$1,643,295	$2,940,961	$4,800,247

Operating Expenses
Cost of sales	936,392	1,297,736	2,633,406	2,926,680
General and administrative	410,364	595,616	1,173,509	1,371,653
Depreciation and amortization	4,807	34,972	111,232	81,741
Total Operating Expenses	1,351,563	1,928,324	3,918,147	4,380,074
Income (Loss) from Operations	(205,972)	(285,029)	(977,186)	420,173

Other Income/(Expenses)
Other income (expense)	4,474	5,078	8,578	7,516
Change in derivative liability	(193,583)	(3,593,201)	(193,583)	12,836,872
Change in gold purchase fund	-	(2,127)	16,338	(2,127)
Loss on extinguishment of debt	-	(5,654)	(3,325)	(20,179)
Interest expense	(586,156)	(1,455,045)	(1,321,794)	(4,585,488)
Total Other Income/(Expenses)	(775,265)	(5,050,949)	(1,493,786)	8,236,594

Net Income (Loss) from Operations before Income Taxes	(981,237)	(5,335,978)	(2,470,972)	8,656,767
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	(981,237)	(5,335,978)	(2,470,972)	8,656,767
NET INCOME (LOSS) - Non-Controlling Interest	22	(306)	402	(793)
NET INCOME (LOSS) - Controlling Interest	$(981,215)	$(5,336,284)	$(2,470,570)	$8,655,974

Net income (loss) per share - Basic	$(0.02)	$(0.11)	$(0.05)	$0.18
Net income (loss) per share - Diluted	$(0.02)	$(0.11)	$(0.05)	$0.10
Weighted average number of shares outstanding during the period - Basic	51,861,287	49,470,940	51,450,612	48,761,425
Weighted average number of shares outstanding during the period - Diluted	51,861,287	49,470,940	51,450,612	88,693,916

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	6,427	129,800	19,958	(178,121)
Total Comprehensive Income (Loss)	(974,810)	(5,206,178)	(2,451,014)	8,478,646
Total Comprehensive Income (Loss) - Non-Controlling Interest	(31)	1,128	(402)	757
Total Comprehensive Income(Loss) - Controlling Interest	$(974,841)	$(5,205,050)	$(2,451,416)	$8,479,403

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net Income (Loss)	$(2,470,972)	$8,656,767
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization expense	616,398	472,404
Common stock and warrants issued for services	151,448	263,500
Loss on extinguishment of debt	3,325	20,179
Change in derivative liability	193,583	(12,836,872)
Amortization of debt discount	113,533	3,456,440
Initial value of derivative liabilities	179,290	-
Change in consignment gold	(16,338)	2,127
Consulting expense	-	183,121
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	2,949	4,392
Decr (incr) inventories	(471,347)	92,202
Decr (incr) prepaid expenses and other current assets	12,266	(6,516)
Incr (decr) accounts payable and accrued liabilities	443,366	519,730
Incr (decr) accounts payable and accrued liabilities - related parties	1,380,453	(234,224)
Net Cash Provided By Operating Activities	137,954	593,250

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(285,228)	(133,070)
Net Cash Used In Investing Activities	(285,228)	(133,070)

Cash Flows From Financing Activities:
Repayment of notes payable	(556,000)	(850,000)
Repayment of notes payable-related parties	(1,149,164)	(790,000)
Repayment of convertible notes payable	(250,000)	(194,498)
Proceeds from notes payable	532,000	845,000
Proceeds from notes payable-related parties	813,700	865,000
Proceeds from convertible notes payable	591,750	-
Proceeds from secured borrowings	27,239	-
Proceeds from issuance of common stock	49,000	-
Net Cash Provided by (Used in) Financing Activities	58,525	(124,498)
Effects of exchange rate changes on cash	59	(6,704)
Net Change in Cash	(88,690)	328,978
Cash at Beginning of Period	194,653	137,639
Cash at End of Period	$105,963	$466,617

Supplemental disclosure of cash flow information:
Cash paid for interest	$265,972	$438,845
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Land purchased with accounts payable	$-	$225,000
Convertible note payable issued for accounts payable	$-	$27,578
Convertible note payable - related party issued for accrued liabilities	$-	$375,343
Common stock issued for conversion of note payable - related party	$-	$925,156
Common stock issued for purchase of equipment	$-	$10,050
Common stock issued for extinguishment of debt	$8,325	$-
Debt discounts on convertible notes payable	$390,753	$-

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2017

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,470,972 during the period ended September 30, 2017, and had a working capital deficit of $12,666,147 as of September 30, 2017. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 4,039,011 common share equivalents have been excluded from the diluted loss per share calculation for the period ended September 30, 2017 because it would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the six months ending September 30, 2017 and the year ended December 31, 2016.

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

Recently Issued Accounting Pronouncements – In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity about which changes to terms or conditions of a share-based payment award require modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium to the earliest call date in order to reduce diversity in practice and provide more decision-useful information. The amendments in ASU 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, and is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Supplies	$120,576	$95,860
Mineralized Material on Leach Pads	1,512,452	891,198
ADR Plant	18,365	330,592
Finished Ore	249,257	166,180
Total Inventories	$1,900,650	$1,483,830

There were no stockpiles at September 30, 2017 and December 31, 2016.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2017 and December 31, 2016:

Debt Derivative Liabilities
Balance, December 31, 2016	$-
Transfers in upon initial fair value of derivative liabilities	475,040
Change in fair value of derivative liabilities and warrant liability	193,583
Change attributed to loss on extinguishment of debt	-
Transfers to permanent equity upon exercise of warrants	-
Balance, September 30, 2017	$668,623
Net loss for the period included in earnings relating to the liabilities held at September 30, 2017	$193,583

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

At September 30, 2017, the Company marked to market the fair value of the debt derivatives and determined a fair value of $668,623. The Company recorded a loss from change in fair value of debt derivatives of $193,583 for the period ended September 30, 2017. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 121.33% through 157.63%, (3) weighted average risk-free interest rate of 1.31% (4) expected life of 0.25 through .94 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Land	$271,598	$253,313
Buildings	2,189,454	2,179,254
Machinery and Equipment	991,948	985,535
Office Equipment and Furniture	43,954	43,757
Vehicles	86,431	83,901
Construction in Process	265,035	-
Total Property, Plant and Equipment	3,848,420	3,545,760
Less Accumulated Depreciation	(2,938,488)	(2,309,226)
Property, Plant and Equipment, net	$909,932	$1,236,534

In December 2016, the Company determined that the leach pad at the Clavo Rico mine was reaching its capacity. It was determined that the depreciation of the leach pad should be accelerated to fully depreciate the leach pad by March 31, 2017. This constitutes a change in management estimates. During the nine months ended September 30, 2017 and 2016, the Company recognized depreciation expense of $616,398 and $472,404, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	September 30, 2017	September 30, 2016
Cost of Goods Sold	$505,166	$390,663
General and Administrative	111,232	81,741
Total	$616,398	$472,404

6. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $283,969 and $256,070 as of September 30, 2017 and December 31, 2016, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2017 and 2016 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the asset retirement obligation were as follows:

	September 30, 2017	December 31, 2016
Balance, Beginning of Year	$256,070	$77,716
Liabilities incurred	27,899	178,354
Disposals	-	-
Balance, End of Year	$283,969	$256,070

7. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Accounts Payable	$783,396	$428,751
Accrued Liabilities	341,785	296,069
Accrued Salaries and Benefits	261,886	175,811
Advances Payable	173,391	175,864
Smelter Royalties Payable	-	1,220
Total Accrued Liabilities	$1,560,458	$1,077,715

8. Secured Borrowings

During the year ended December 31, 2016, the Company entered into five financing arrangements with third parties for a combined principal amount of $251,980. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $25,198, for a total expected remittance of $277,178. The maturity dates of the notes range between June 22, 2017 and June 23, 2017. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2016, the Company held 101 ounces of gold, valued at cost of $116,241, to satisfy the liabilities upon maturity leaving a net obligation of $135,739, which is recorded on the Company’s balance sheet as secured borrowings. The Company reached agreements with the third parties to settle the financing arrangements as of June 12, 2017. The Company liquidated the gold held to satisfy the debt obligations. Four of the five debt holders agreed to rollover their funds into new financing agreements. The remaining debt obligation of $122,107 was paid in full on July 10, 2017.

On June 20, 2017, the Company entered into four new financing arrangements with third parties for a combined principal amount of $195,720. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $19,572, for a total expected remittance of $215,292. The maturity date of the notes is June 21, 2018. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of September 30, 2017, the Company held 53 ounces of gold, valued at a cost of $68,104, to satisfy the liabilities upon maturity leaving a net obligation of $133,071, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	September 30, 2017	December 31, 2016
Secured obligations	$195,720	$251,980
Guaranteed interest	19,572	-
Deferred interest	(14,117)	-
	201,175	251,980
Gold held as security	(68,104)	(116,241)
Secured Borrowings, net	$133,071	$135,739

9. Notes Payable

Notes payable were comprised of the following as of September 30, 2017 and December 31, 2016:

Notes Payable	September 30, 2017	December 31, 2016
3-2-1 Partners, Inc.	$-	$100,000
GS Capital Partners	80,000	-
Phil Zobrist	60,000	60,000
Total Notes Payable	140,000	160,000
Less Unamortized Discount	(2,837)	-
Total Notes Payable, Net of Unamortized Debt Discount	$137,163	$160,000

3-2-1 Partners, LLC – On December 30, 2016, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $100,000 (the “Note”) due on January 20, 2017 and bears a 5% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on January 18, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On February 28, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on March 21, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on March 17, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On March 24, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on April 14, 2017 and bears a 7% interest rate. The Company made a payment of $80,250 towards the principal balance and accrued interest of $5,250 on April 28, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On April 12, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $30,000 (the “Note”) due on May 3, 2017 and bears a 7% interest rate. The Company made a payment of $32,100 towards the principal balance and accrued interest of $2,100 on April 28, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On May 2, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on May 23, 2017 and bears a 7% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on May 19, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On May 23, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on June 14, 2017 and bears a 4% interest rate. The Company made a payment of $78,000 towards the principal balance and accrued interest of $3,000 on July 3, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On July 6, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on July 30, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on August 8, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On July 13, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $25,000 (the “Note”) due on July 24, 2017 and bears a 5% interest rate. The Company made a payment of $26,250 towards the principal balance and accrued interest of $1,250 on July 21, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On July 31, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $25,000 (the “Note”) due on August 21, 2017 and bears a 5% interest rate. The Company made a payment of $26,250 towards the principal balance and accrued interest of $1,250 on August 11, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On August 14, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $26,000 (the “Note”) due on August 31, 2017 and bears a 5% interest rate. The Company made a payment of $27,300 towards the principal balance and accrued interest of $1,300 on August 25, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On August 25, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on September 22, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on September 25, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

GS Capital Partners – On August 11, 2017, the Company issued an unsecured Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $80,000 (the “Note”) due on April 11, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $76,000 (less an original issue discount (“OID”) of $4,000). For the nine months ended September 30, 2017, the Company amortized $1,163 of debt discount to current period operations as interest expense. As of September 30, 2017, the gross balance of the note was $80,000 and accrued interest was $877.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of September 30, 2017, the gross balance of the note was $60,000 and accrued interest was $50,892.

10. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of September 30, 2017 and December 31, 2016:

Notes Payable - Related Parties	September 30, 2017	December 31, 2016
Claymore Management	$185,000	$185,000
Diamond 80, LLC	49,000	-
GAIA Ltd	1,150,000	1,150,000
Legends Capital	815,000	765,000
LVD Investments	-	75,000
LWB Irrev Trust	1,101,000	1,101,000
MDL Ventures	1,105,700	1,049,888
Silverbrook Corporation	2,227,980	2,227,980
WOC Energy LLC	50,000	50,000
Total Notes Payable - Related Parties	$6,683,680	$6,603,868

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of September 30, 2017, the gross balance of the note was $185,000 and accrued interest was $217,684.

Diamond 80, LLC – On January 6, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on January 28, 2017 and bears a 7.0% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on January 27, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 19, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $34,000 (the “Note”) due on February 9, 2017 and bears a 7.5% interest rate. The Company made a payment of $36,550 towards the principal balance and accrued interest of $2,550 on March 17, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 20, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $9,000 (the “Note”) due on February 10, 2017 and bears a 7.5% interest rate. The Company made a payment of $9,675 towards the principal balance and accrued interest of $675 on March 17, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On January 31, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on February 21, 2017 and bears a 7.5% interest rate. The Company made a payment of $53,750 towards the principal balance and accrued interest of $3,750 on February 28, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On March 6, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on March 27, 2017 and bears a 7.0% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on March 30, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On March 24, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $40,000 (the “Note”) due on April 14, 2017 and bears a 7.0% interest rate. The Company made a payment of $43,000 towards the principal balance and accrued interest of $3,000 on May 2, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on May 3, 2017 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on June 30, 2017. As of September 30, 2017, the outstanding balance of the Note was $49,000 and accrued interest was $2,925.

Diamond 80, LLC – On May 4, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $40,000 (the “Note”) due on July 4, 2017 and bears a 7.0% interest rate. The Company made a payment of $42,800 towards the principal balance and accrued interest of $2,800 on September 27, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. As of September 30, 2017, the gross balance of the note was $1,150,000 and accrued interest was $1,137,896.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of September 30, 2017, the gross balance of the note was $765,000 and accrued interest was $779,829.

Legends Capital Group – On May 16, 2017, the Company issued an unsecured Short-Term Promissory Note to Legends Capital Group in the principal amount of $100,000 (the “Note”) due on September 15, 2017 and bears a 7.0% interest rate. The Company made a payment of $50,000 towards the principal balance and accrued interest of $0 on June 27, 2017. As of September 30, 2017, the outstanding balance of the Note was $50,000 and accrued interest was $7,000.

LVD Investments – On November 29, 2016, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $75,000 (the “Note”) due on January 13, 2017 and bears a 7.5% interest rate. The Company made a payment of $80,250 towards the principal balance and accrued interest of $5,250 on February 10, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

LVD Investments – On May 1, 2017, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $75,000 (the “Note”) due on June 1, 2017 and bears a 7.5% interest rate. The Company made a payment of $78,750 towards the principal balance and accrued interest of $3,750 on July 21, 2017.As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of September 30, 2017, the gross balance of the note was $1,101,000 and accrued interest was $1,210,601.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of September 30, 2017, the gross balance of the note was $1,105,700 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. As of September 30, 2017, the gross balance of the note was $2,227,980 and accrued interest was $2,010,580.

WOC Energy, LLC – On December 20, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on January 12, 2017 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on January 12, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

WOC Energy, LLC – On January 27, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $70,000 (the “Note”) due on February 17, 2017 and bears a 5.0% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on March 1, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

WOC Energy, LLC – On March 13, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on April 3, 2017 and bears a 5.0% interest rate. The Company made a payment of $52,000 towards the principal balance and accrued interest of $2,000 on September 13, 2017. As of September 30, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On July 13, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $12,000 (the “Note”) due on August 3, 2017 and bears a 2.0% interest rate. The Company made a payment of $12,200 towards the principal balance and accrued interest of $200 on July 20, 2017. As of September 30, 2017, the outstanding balance of the Note was $0.

WOC Energy, LLC – On September 22, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on October 31, 2017 and bears a 4.0% interest rate. As of September 30, 2017, the outstanding balance of the Note was $50,000 and accrued interest was $2,000.

11. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2017 and December 31, 2016:

Convertible Notes Payable	September 30, 2017	December 31, 2016
Auctus Fund	$110,000	$-
Crown Bridge Partners	50,000	-
JSJ Investments	55,000	-
Labrys Fund LP	-	-
LG Capital Funding	52,500	-
Power Up Lending	103,000	-
Silo Equity Partners	53,000	-
Typenex	-	-
UP and Burlington	$-	$10,000
Total Convertible Notes Payable	423,500	10,000
Less Unamortized Discount	(281,382)	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	$142,118	$10,000

Auctus Fund – On August 17, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Auctus Fund (“Auctus”), in the principal amount of $110,000 (the “Note”) due on May 17, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $99,750 (less an original issue discount (“OID”) of $10,250). The Note is convertible into common stock, at holder’s option, at the lesser of: (i) the lowest trading price during the previous fifteen trading day prior to the date of this Note, and (ii) a 40% discount of the lowest trading price of the common stock during the 15 trading day period prior to conversion. For the nine months ended September 30, 2017, the Company amortized $17,729 of debt discount to current period operations as interest expense. As of September 30, 2017, the gross balance of the note was $110,000 and accrued interest was $1,591.

Crown Bridge Partners – On August 10, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $50,000 (the “Note”) due on August 10, 2018 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $43,000 (less an original issue discount (“OID”) of $7,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2017, the Company amortized $6,986 of debt discount to current period operations as interest expense. As of September 30, 2017, the gross balance of the note was $50,000 and accrued interest was $699.

JSJ Investments – On August 15, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $55,000 (the “Note”) due on May 15, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $53,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2017, the Company amortized $9,267 of debt discount to current period operations as interest expense. As of September 30, 2017, the gross balance of the note was $55,000 and accrued interest was $832.

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

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a two year life and an exercise price of $0.75 per share. On August 15, 2017, the Company paid $115,931 to pay off the principal balance of $110,000 and $5,931 in accrued interest. The Company recognized a debt discount on this note of $37,253 which will be amortized over the life of the note. For the nine months ended September 30, 2017, the Company amortized $37,253 of debt discount to current period operations as interest expense. As of September 30, 2017 the gross balance of the note was $0 and accrued interest was $0.

LG Capital Funding – On September 9, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to LG Capital Funding (“LG Cap”), in the principal amount of $52,500 (the “Note”) due on September 7, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $2,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the nine months ended September 30, 2017, the Company amortized $3,308 of debt discount to current period operations as interest expense. As of September 30, 2017, the gross balance of the note was $52,500 and accrued interest was $265.

Power Up Lending Group – On April 21, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $68,000. The Note has a maturity date of January 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the nine months ended September 30, 2017, the Company amortized $1,711.27 of debt discount to current period operations as interest expense. As of September 30, 2017 the gross balance of the note was $68,000 and accrued interest was $3,622.

On August 18, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $35,000. The Note has a maturity date of May 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the nine months ended September 30, 2017, the Company amortized $453 of debt discount to current period operations as interest expense. As of September 30, 2017 the gross balance of the note was $35,000 and accrued interest was $495.

Silo Equity Partners – On August 22, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Silo Equity Partners (“Silo”), in the principal amount of $53,000 (the “Note”) due on August 22, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion, provided however, if the Company’s common stock at any time trades below $0.05 per share then the conversion price shall equal 50% of the lowest trading price for the common stock during the 20 trading days immediately preceding the conversion date. For the nine months ended September 30, 2017, the Company amortized $5,663 of debt discount to current period operations as interest expense. As of September 30, 2017, the gross balance of the note was $53,000 and accrued interest was $453.

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

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. On August 23, 2017, the Company paid $130,000 to pay the note in full. The Company recognized a debt discount on this note of $30,000 which will be amortized over the life of the note. For the nine months ended September 30, 2017, the Company amortized $30,000 of debt discount to current period operations as interest expense. As of September 30, 2017 the gross balance of the note was $0 and accrued interest was $0.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $2.48 (0.45 pre-split) per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. The Company made a payment of $10,000 towards the principal balance on May 18, 2017. As of September 30, 2017, the outstanding balance on this note was $0.

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

On March 8, 2017, in connection with the issuance of the Note to Labrys Fund LP, the Company issued to the Note Purchaser 127,910 shares of its common stock that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The Company recognized an expense of $51,816 for these shares of stock. These shares were returned to the Company and immediately canceled in August 2017.

On March 29, 2017, a shareholder returned 3,120 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

On April 6, 2017, a shareholder returned 15,600 shares of common stock to the Company for cancellation. There was no cost to the Company for these shares.

From April through July 2017, the Company issued 57,891 shares of common stock to Red Cloud Klondike Strike, Inc. for investor relations per a consulting agreement. These shares were payment for $20,000 in services and were valued at the stock price on the last day of each month.

On July 21, 2017, 600,000 shares of common stock were issued to Trent D’ambrosio for the conversion of $150,000 of the MDL Ventures note payable. These shares were valued at $0.25 per share.

On August 13, 2017, the Company issued 20,000 shares of common stock to Sandeep Sull for website design per a consulting agreement. These shares were payment for $7,000 in services and were valued at $0.35 per share.

On August 23, 2017, the Company issued 200,000 shares of common stock to John Bushnell for $35,000 in cash. These shares were valued at $0.175 per share.

On August 31, 2017, the Company issued 80,000 shares of common stock to John Bushnell for $14,000 in cash. These shares were valued at $0.175 per share.

Warrants

On March 8, 2017, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Labrys Fund LP. The warrants have a two year life and are exercisable at $0.75 per share.

On July 1, 2017, the Company issued 400,000 warrants associated with an investor relations agreement to Red Cloud Klondike Strike, Inc. The warrants have a two year life and are exercisable at 100,000 warrants at $0.55 per share, 100,000 warrants at $0.65 per share and 200,000 warrants at $0.75 per share.

During the nine months ended September 30, 2017, 34,048 three year warrants expired without being exercised. These warrants had an exercise price of $4.95.

The following tables summarize the warrant activity during the six months ended September 30, 2017 and the year ended December 31, 2016:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	118,096	$5.72
Granted	180,000	1.50
Exercised	-	-
Forfeited	(20,411)	-
Balance at December 31, 2016	277,685	3.08
Granted	500,000	0.69
Exercised	-	-
Forfeited	(34,048)	-
Balance at September 30, 2017	743,637	$1.28

2017 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2016	Weighted Average Exercise Price
$0.50 - 6.88	743,637	1.80	$1.28	743,637	$1.28

13. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. As of September 30, 2017, the Company owed $756,000 to the stockholder/director in accrued consulting fees.

14. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business.

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the Western District of North Carolina, Statesville Division District Court. The complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company, and its current CEO/CFO and director, Trent D’Ambrosio, and current director and former officer, Michael Ahlin. The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company has retained counsel to vigorously defend the allegations. The Company has filed a motion to dismiss the lawsuit, which has been fully briefed and is awaiting a ruling.

On June 11, 2017, Danzig Ltd (whose principal is Elliott Foxcroft), filed an arbitration in Boston, Massachusetts, with the American Arbitration Association (AAA) against the Company and Messrs. Trent D’Ambrosio and Michael Ahlin. The Boston arbitration asserts claims that largely mirror those in the pending lawsuit in North Carolina, and seeks an unspecified amount of damages. The Respondents filed a motion to stay the arbitration against Messrs. D’Ambrosio and Ahlin, which was granted pending a decision by a court as to whether Messrs. D’Ambrosio and Ahlin are subject to the arbitration. The Boston arbitration is currently in discovery.

On July 20, 2017, Elliott Foxcroft filed an AAA arbitration in Salt Lake City, Utah, against the Company and Messrs. D’Ambrosio and Ahlin. The Salt Lake City arbitration alleges federal securities fraud, state securities fraud, breach of contract, unjust enrichment, fraud, breach of fiduciary duty, negligent misrepresentation, and breach of the implied covenant of good faith and fair dealing, relating to a consulting agreement between the Company and Elliott Foxcroft, dated March 27, 2014. Mr. Foxcroft seeks an unspecified amount of damages. The Company has retained counsel to vigorously defend the allegations in both arbitrations. The Company has also alleged a counterclaim for breach of the consulting agreement with Mr. Foxcroft in the Salt Lake City arbitration, seeking damages in the initial amount of $150,000. The parties have fully briefed and are awaiting a ruling on a motion to determine whether the arbitrator has authority to determine whether Messrs. D’Ambrosio and Ahlin are proper parties to the arbitration.

On August 22, 2017, the Company and Messrs. D’Ambrosio and Ahlin filed a complaint against Danzig Ltd., Elliott Foxcroft, and Brett Bertolami in the United States District Court, District of Utah, Central Division. The complaint primarily seeks declaratory and injunctive relief to resolve issues of arbitrability in the pending Boston and Salt Lake City arbitrations discussed in the paragraph above. Plaintiffs have filed a motion for an injunction seeking to stay the Boston and Salt Lake City arbitrations, and Defendants have filed a motion to strike Plaintiffs’ motion for injunctive relief and a motion to dismiss plaintiffs’ complaint. The motions are have been fully briefed. The parties are currently waiting for the motions to be decided.

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

In the opinion of management, as of September 30, 2017, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

15. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the nine months ended September 30, 2017, 100 percent of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of September 30, 2017. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

16. Subsequent Events

On October 16, 2017, Inception Mining, Inc. (“Inception”), a Nevada corporation, entered into a joint venture agreement (the “Agreement”) and subsequent amendment with Corpus Mining and Exploration, LTD., (“Corpus”) a Turks and Caicos Islands company that is effective as of October 1, 2017.

Corpus is a mineral exploration company that desires to locate and quantify precious metals in Honduras and is willing to provide the necessary funds to carry out this objective. Inception’s various mineral concessions located in Honduras and desire to locate the capital necessary to explore and determine the precious metals content on such concession prove the ideal opportunity for the Parties to form a joint venture.

The Parties shall form a jointly owned joint venture company to facilitate the exploration, drilling, and evaluation of the mineral resources in the Concessions. Under the Agreement, Inception will provide management services to direct the exploration and drilling of the mineral resources and will introduce and negotiate with drilling companies to complete the investigations and evaluations of the Concessions, among other things. Corpus will provide the capital necessary to complete the exploration and drilling of the Concessions.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2017, the results of its consolidated statements of comprehensive income/(loss) for the nine-month period ended September 30, 2017, and its consolidated cash flows for the nine-month period ended September 30, 2017. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Prior to the expansion, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 750 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the recovery bed to capacity by the end of June 30, 2020.

The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

We incurred a net loss of $2,470,972 for the nine-month period ended September 30, 2017, and a net income of $8,656,767 for the nine-month period ended September 30, 2016. This change in our results over the two periods is primarily the result of lower precious metal production, decreased depreciation included in cost of sales and depreciation expense and changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Increase/
	2017	2016	(Decrease)
Revenues	$2,940,961	$4,800,247	$(1,859,286)
Cost of Sales	2,633,406	2,926,680	(293,274)
General and Administrative	1,173,509	1,371,653	(198,144)
Depreciation and Amortization Expenses	111,232	81,741	29,491
Total Operating Expenses	3,918,147	4,380,074	(461,927)
Income (Loss) from Operations	(977,186)	420,173	1,397,359
Other Income (expense)	8,578	7,516	(1,062)
Change in Derivative Liabilities	(193,583)	12,836,872	13,030,455
Loss on Extinguishment of Debt	(3,325)	(20,179)	(16,854)
Change in Consignment Gold	16,338	(2,127)	(18,465)
Interest Expense	(1,321,794)	(4,585,488)	(3,263,694)
Income (Loss) from Operations Before Taxes	(2,470,972)	8,656,767	11,127,739
Net Income (Loss)	$(2,470,972)	$8,656,767	$11,127,739

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

We incurred a net loss of $981,237 for the three-month period ended September 30, 2017, and a net loss of $5,335,978 for the three-month period ended September 30, 2016. This change in our results over the two periods is primarily the result of lower precious metal production, decreased depreciation included in cost of sales and depreciation expense and changes in derivatives and the changes in debt discounts which are included in other income/expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Increase/
	2017	2016	(Decrease)
Revenues	$1,145,591	$1,643,295	$(497,704)
Cost of Sales	936,392	1,297,736	(361,344)
General and Administrative	410,364	595,616	(185,252)
Depreciation and Amortization Expenses	4,807	34,972	(30,165)
Total Operating Expenses	1,351,563	1,928,324	(576,761)
Income (Loss) from Operations	(205,972)	(285,029)	(79,057)
Other Income (expense)	4,474	5,078	604
Change in Derivative Liabilities	(193,583)	(3,593,201)	(3,399,618)
Loss on Extinguishment of Debt	-	(5,654)	(5,654)
Change in Consignment Gold	-	(2,127)	(2,127)
Interest Expense	(586,156)	(1,455,045)	(868,889)
Income (Loss) from Operations Before Taxes	(981,237)	(5,335,978)	(4,354,741)
Net Income (Loss)	$(981,237)	$(5,335,978)	$(4,354,741)

Liquidity and Capital Resources

Our balance sheet as of September 30, 2017 reflects assets of $2,963,393. We had cash in the amount of $105,963 and working capital deficit in the amount of $12,666,147 as of September 30, 2017. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2017	December 31, 2016
Current assets	$2,027,661	$1,714,321
Current liabilities	14,693,808	12,669,217
Working capital deficit	$(12,666,147)	$(10,954,896)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $15,469,683. In addition, there is a working capital deficit of $12,666,147 as of September 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended September 30,
	2017	2016
Net Cash Provided by Operating Activities	$137,954	$593,250
Net Cash Used in Investing Activities	(285,228)	(133,070)
Net Cash Provided by (Used in) Financing Activities	58,525	(124,498)
Effects of Exchange Rate Changes on Cash	59	(6,704)
Net Increase (Decrease) in Cash	$(88,690)	$328,978

Operating Activities

Net cash flow provided by operating activities during the nine months ended September 30, 2017 was $137,954, a decrease of $455,296 from the $593,250 net cash provided during the nine months ended September 30, 2016. This decrease in the cash provided by operating activities was primarily due to the decrease of precious metals production and the increase in cost of precious metals production by the Company.

Investing Activities

Investing activities during the nine months ended September 30, 2017 used $285,228, an increase of $152,158 from the $133,070 used by investing activities during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company purchased $285,228 in property, plant and equipment.

Financing Activities

Financing activities during the nine months ended September 30, 2017 provided $58,525, an increase of $183,023 from the $124,498 used in financing activities during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company received $532,000 in proceeds from notes payable, $813,700 in proceeds from notes payable - related parties, and $591,750 in proceeds from convertible notes payable. The Company made $556,000 in payments on notes payable, $250,000 in payments on convertible notes payable and $1,149,164 payments in notes payable – related parties. The Company also received $49,000 in cash from the sale of common stock of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2016 and September 30, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2017 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the Western District of North Carolina, Statesville Division District Court. The complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company, and its current CEO/CFO and director, Trent D’Ambrosio, and current director and former officer, Michael Ahlin. The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company has retained counsel to vigorously defend the allegations. The Company has filed a motion to dismiss the lawsuit, which has been fully briefed and is awaiting a ruling.

On June 11, 2017, Danzig Ltd (whose principal is Elliott Foxcroft), filed an arbitration in Boston, Massachusetts, with the American Arbitration Association (AAA) against the Company and Messrs. Trent D’Ambrosio and Michael Ahlin. The Boston arbitration asserts claims that largely mirror those in the pending lawsuit in North Carolina, and seeks an unspecified amount of damages. The Respondents filed a motion to stay the arbitration against Messrs. D’Ambrosio and Ahlin, which was granted pending a decision by a court as to whether Messrs. D’Ambrosio and Ahlin are subject to the arbitration. The Boston arbitration is currently in discovery.

On July 20, 2017, Elliott Foxcroft filed an AAA arbitration in Salt Lake City, Utah, against the Company and Messrs. D’Ambrosio and Ahlin. The Salt Lake City arbitration alleges federal securities fraud, state securities fraud, breach of contract, unjust enrichment, fraud, breach of fiduciary duty, negligent misrepresentation, and breach of the implied covenant of good faith and fair dealing, relating to a consulting agreement between the Company and Elliott Foxcroft, dated March 27, 2014. Mr. Foxcroft seeks an unspecified amount of damages. The Company has retained counsel to vigorously defend the allegations in both arbitrations. The Company has also alleged a counterclaim for breach of the consulting agreement with Mr. Foxcroft in the Salt Lake City arbitration, seeking damages in the initial amount of $150,000. The parties have fully briefed and are awaiting a ruling on a motion to determine whether the arbitrator has authority to determine whether Messrs. D’Ambrosio and Ahlin are proper parties to the arbitration.

On August 22, 2017, the Company and Messrs. D’Ambrosio and Ahlin filed a complaint against Danzig Ltd., Elliott Foxcroft, and Brett Bertolami in the United States District Court, District of Utah, Central Division. The complaint primarily seeks declaratory and injunctive relief to resolve issues of arbitrability in the pending Boston and Salt Lake City arbitrations discussed in the paragraph above. Plaintiffs have filed a motion for an injunction seeking to stay the Boston and Salt Lake City arbitrations, and Defendants have filed a motion to strike Plaintiffs’ motion for injunctive relief and a motion to dismiss plaintiffs’ complaint. The motions are have been fully briefed. The parties are currently waiting for the motions to be decided.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2017, the Company issued the following equity securities:

On July 18, 2017, 600,000 shares of common stock were issued for the conversion of debt obligation to MDL Ventures LLC assigned to Trent D’Ambrosio. The amount of the debt converted was $150,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On August 21, 2017, 20,000 shares of common stock were issued to Sandeep Sull as payment for web development services performed for the Company through August 13, 2017. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On August 21, 2017, 57,891 shares of common stock were issued to Red Cloud Klondike Strike, Inc. as payment for investor relations services performed from April 2017 through July 2017. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On August 23, 2017, Labrys Fund LP returned 127,910 shares of common stock of the Company that were being held as a security deposit.

On August 23, 2017, 200,000 shares of common stock of the Company were issued to John Bushnell for a cash payment of $35,000 or $0.175 per share. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On August 31, 2017, 80,000 shares of common stock of the Company were issued to John Bushnell for a cash payment of $14,000 or $0.175 per share. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On October 30, 2017, 600,000 shares of common stock were issued for the conversion of debt obligation to MDL Ventures LLC assigned to Trent D’Ambrosio. The amount of the debt converted was $150,000. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

Joint Venture Agreement with Corpus Mining and Exploration

On October 16, 2017, Inception Mining, Inc. (“Inception”), a Nevada corporation, entered into a joint venture agreement (the “Agreement”) and subsequent amendment with Corpus Mining and Exploration, LTD., (“Corpus”) a Turks and Caicos Islands company that is effective as of October 1, 2017.

Corpus is a mineral exploration company that desires to locate and quantify precious metals in Honduras and is willing to provide the necessary funds to carry out this objective. Inception’s various mineral concessions located in Honduras and desire to locate the capital necessary to explore and determine the precious metals content on such concession prove the ideal opportunity for the Parties to form a joint venture.

The Parties shall form a jointly owned joint venture company to facilitate the exploration, drilling, and evaluation of the mineral resources in the Concessions. Under the Agreement, Inception will provide management services to direct the exploration and drilling of the mineral resources and will introduce and negotiate with drilling companies to complete the investigations and evaluations of the Concessions, among other things. Corpus will provide the capital necessary to complete the exploration and drilling of the Concessions.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.3	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.5	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.7	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.8	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12 10.13	List of Subsidiaries (12) Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2017. (15)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date: November 20, 2017	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

