Form 10-K
period 2017-12-31
INCEPTION MINING INC.
filed 2018-04-16
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File No. – 000-55219

INCEPTION MINING INC.

(Name of registrant as specified in its Charter)

Nevada	35-2302128
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5530 South 900 East, Suite 280

Murray, UT 84117

(Address of Principal Executive Offices)

(801) 312 - 8113

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ] (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

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

[  ] Yes No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $12,356,394.10.

Outstanding Shares

As of April 16, 2018, the Registrant had 52,433,761 shares of common stock and 51 shares of preferred stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

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

The Company

Overview

We are a mining company that was formed in Nevada on July 2, 2007. As a mining company, we are engaged in the production of precious metals. Our activities are not limited to production and they also include production, acquisition, exploration, and development of mineral properties, primarily for gold, from owned mining properties. Inception Mining has acquired two projects, the UP and Burlington mine and the Clavo Rico mine, as further described below. Our target properties are those that have been the subject of historical exploration. We have generated revenue and are generating revenue from mining operations.

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

Prior to the expansion, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 750 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of June 30, 2020.

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

Market for Gold

Wholesale purchasers for the gold we mine are readily available, as many purchasers of precious metals exist in the United States and abroad. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

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

Compliance with Government Regulation

Mining Operations

UP and BURLINGTON (Lemhi County, Idaho)

The mine operations in Idaho are governed by both federal and state law. We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. Federal laws, such as those governing the purchase, transport or storage of explosives, and those governing mine safety and health, also apply. The Company plans to obtain a Lemhi County Conditional Use Permit, an Idaho Department of Lands Surface Reclamation Bond and permitting for the U.S. Forest Service Access Road.

When this mine comes into production, we will also be subject to the rules and regulations of the Mine Safety and Health Administration, a Division of the United States Department of Labor.

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

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2017, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding additional permanent employees, as well as the possible purchase or lease of equipment.

Employees

As of the date of this filing, we currently employ ninety-nine (99) full-time employees and generally around twelve (12) temporary employees in the United States and Honduras. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

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

Reports to Security Holders

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all the reports that we have filed electronically with the SEC at their Internet site www.sec.gov.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR COMPANY

We have incurred losses since our inception in 2007 and may never be profitable, which raises doubt about our ability to continue as a going concern.

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2017, our accumulated deficit since inception was $16,383,271. We have substantial current obligations and at December 31, 2017, we had $15,037,381 of current liabilities compared to only $1,528,591of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2017. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

We have a limited operating history.

As an early stage company that has made acquisitions in only the past several years, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications, and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability. Additionally, the Company’s merger with the operating foreign entity was based on a review of all historical data and potential revenue streams and resources as could be ascertained from the submission of documents and a thorough review of all data made available. We believe the materials to be accurate and have attempted to discount the valuations due to perceived risks of foreign operations and the tasks of incorporating a non-public operating entity into Inception Mining Inc.

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

Natural resource exploration, and exploring for gold in particular, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources that can be mined or extracted at a profit at our UP and Burlington project. Even if we do discover gold or other deposits at that project, the deposit may not be of the quality or size necessary for us to make a profit after extracting it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits. At our Clavo Rico mine, the resources may become scarce or more difficult to obtain.

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

Our future unpatented claims will be created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Defending any challenges to our future property titles may be costly and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future. Potential conflicts to our mineral claims are discussed in detail elsewhere herein.

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

Our exploration activities may be adversely affected by the local climates, which could prevent or impair us from exploring our properties year-round.

The local climate in our area of operations may impair or prevent us from conducting exploration activities on our properties year round. Because of its rural location and limited infrastructure in this area, our property is generally impassible for several weeks each year as a result of significant rain or snow events. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

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

We are dependent upon the successful exploration of our mining property and the discovery of valuable mineralization on the property. All anticipated future revenues would come directly or indirectly from the UP and Burlington and Clavo Rico projects. Should we fail to locate economically extractable mineralization on our property or enter into an agreement to option and sell our interests to some other mining operation, we will have no revenue and our business will fail.

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

Our company is completely dependent on Trent D’Ambrosio, our Chief Executive Officer and Chief Financial Officer. Mr. D’Ambrosio is also a member of our Board of Directors. The loss of Mr. D’Ambrosio could significantly and adversely affect our business and could even result in a complete failure of the Company. We do not carry any life insurance on the life of Mr. D’Ambrosio.

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

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2017 and our related consolidated statements of operations, deficiency in stockholders’ deficit, and cash flows for the year ended December 31, 2017, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

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

Recent federal legislation, including the Sarbanes-Oxley Act of 2002 and the Jumpstart our Business Startups Act of 2012, among others, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

We believe our future success will depend upon our ability to retain our key management, primarily Mr. D’Ambrosio, our Chief Executive Officer and Chief Financial Officer. We may not be successful in attracting, assimilating and retaining our employees in the future.

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

ITEM 2: PROPERTIES

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

MONTANA
SALMON RIVER MOUNTAINS
Twin Falls
Sources: Esri, DeLorme, NAVTEQ, TomTom, Intermap, increment P Corp., GEBCO, USGS, FAO, NPS, NRCAN, GeoBase, IGN, Kadaster NL, Ordnance Survey, Esri Japan, METI, Esri China (Hong Kong), swisstopo, and the GIS User Community

N

1:180,000

0 1.75 3.5 7 Miles

Legend

Brooklyn Unpatented Claims (Controlled by Inception)

Patented Claims

U.P. & Burlington Property

Inception Mining Inc
M.S. 1602 Located in Section 17
T. 22 N. R. 21 E. B.M.
Lemhi County, Idaho

UP and Burlington as located in Idaho.

UNMARKED ROAD
FOREST SERVICE ROAD 781
POSSIBLE ROAD EXTENSION TO INTERSECT CLAIMS
+/- TRAIL
RIDGE ROAD
BURLINGTON
20.42
ACRES
U.P.
21.07
ACRES
U.S.L.M No. 3

N

1:9,000

0 0.075 0.15 0.3 Miles

Legend

- Brooklyn Unpatented Claims (Controlled by Inception)
- Patented Claims

U.P. & Burlington Property

Inception Mining Inc
M.S. 1602 Located in Section 17
T. 22 N. R. 21 E. B.M.
Lemhi County, Idaho

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

Prior to the expansion of the Mine, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 750 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of June 30, 2020.

At this property and during the period covered under this Annual Report, the Company extracted 90,356 tons of material through surface operations, with an average grade of 2.40 grams of gold per ton and 3.61 grams of silver per ton. After processing this material using the on-site leach pad, the Company produced 3,125 ounces of gold for a gold recovery percentage of 44.86% and 1,891 ounces of silver for refining, for a silver recovery percentage of 18.03%

The Company utilizes four distinct properties located at the Clavo Rico Concession: the main Clavo Rico property, where extraction, leaching, and processing occurs, and the Modesto, Loli, and Juan Carlos Williams properties, which are used as extraction sites. The Modesto location was acquired by the Company pursuant to a real estate purchase agreement in March 2016. The Company is permitted access to the Loli and Juan Carlos Williams properties pursuant to informal oral agreements.

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

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2017, we paid monthly rent of approximately $1,000 for use of a corporate office, which we anticipate will be sufficient until we commence full operations.

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

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the United States District Court for the Western District of North Carolina, Statesville Division. The Plaintiffs filed a First Amended Complaint on May 8, 2017.The Amended Complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin). The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company filed a motion to dismiss on jurisdictional grounds on May 19, 2017.  Magistrate Judge David S. Cayer issued a Memorandum and Recommendation and Order that the Motion to Dismiss should be granted.  Judge Connor, the Federal Judge to whom the case was assigned, entered an Order and Judgement on March 29, 2018 adopting the Recommendation of the Magistrate and Dismissing the case.

On June 12, 2017, Danzig Ltd, filed an arbitration in Boston, Massachusetts, with the American Arbitration Association (AAA) against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin).  The Boston arbitration asserts claims that largely mirror those in the lawsuit in North Carolina, and seeks $782,931.11 in damages, plus attorneys’ fees.  Messrs. D’Ambrosio and Ahlin were dismissed on the ground that they were not proper parties to the Arbitration.  The motion to stay the claims against the individual Respondents in the Fall of 2017 and the arbitrator has recently dismissed the individual Respondents pursuant to a renewed motion to dismiss those individual Respondents.  A hearing occurred the week of April 9, 2018. Post-hearing briefs will be filed by June 2018. The Company plans to continue to vigorously defend the claims by Danzig Ltd in that arbitration.

On July 20, 2017, Elliott Foxcroft filed an AAA arbitration in Salt Lake City, Utah, against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin).  The Salt Lake City arbitration alleges federal securities fraud, state securities fraud, breach of contract, unjust enrichment, fraud, breach of fiduciary duty, negligent misrepresentation, and breach of the implied covenant of good faith and fair dealing, relating to a Consulting Agreement executed between the Company and Elliott Foxcroft on March 27, 2014.  Mr. Foxcroft seeks at least $232,000 in damages in that Arbitration.  The Company has retained counsel to vigorously defend the allegations in that arbitrations. The Company has also alleged a counterclaim for breach of the consulting agreement with Mr. Foxcroft in the Salt Lake City arbitration, seeking damages in the initial amount of $150,000.  A motion to determine whether the arbitrator has authority to determine whether Messrs. D’Ambrosio and Ahlin are proper parties to the arbitration was filed and resulted in the arbitrator dismissing the individual Respondents.  The Arbitration is scheduled for an evidentiary hearing in July of 2018.

On August 22, 2017, the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin) filed a complaint against Danzig Ltd., Elliott Foxcroft, and Brett Bertolami in the United States District Court, District of Utah, Central Division.  The complaint was filed to determine whether the Consulting Agreements which form the basis for the Boston Arbitration and the Salt Lake City Arbitration allow the Claimants in those arbitrations to proceed against the individual Respondents in those arbitrations and to enjoin the Claimants in those arbitrations from pursuing claims against the individual Respondents. Judge Nuffer issued a Memorandum Decision and Order on February 27, 2018, concluding that he had the authority to determine whether the arbitration provision which formed the basis for the Foxcroft Arbitration in Salt Lake City allowed a claim against the individual Respondents Ahlin and D’Ambrosio and that it was improper to name those individuals in the arbitration.  Judge Nuffer did not rule on the claims in the Boston Arbitration because those claims were the same as formed the basis for the North Carolina Federal case, deferring to that case as having been first filed.  Judge Nuffer indicated that he would enjoin Foxcroft from proceeding against the individuals in the Salt Lake City Arbitration.  Foxcroft advised the court that he was no longer pursuing those individuals in the Salt Lake City Arbitration.

The Defendants Danzig Ltd., Elliott and Brett Bertolami in the Utah Federal case before Judge Nuffer have since filed a Counterclaim against Inception, Ahlin and D’Ambrosio purporting to state claims substantially the same as those filed in the still pending Boston and Salt Lake City Arbitrations.  The Company, Ahlin and D’Ambrosio have filed a Motion to Dismiss and for More Definite Statement of that Counterclaim, and will vigorously defend against that Counterclaim.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
2017
March 31, 2017	$0.5700	$0.3000
June 30, 2017	$0.4350	$0.3000
September 30, 2017	$0.4000	$0.1510
December 31, 2017	$0.3300	$0.1125

2016
March 31, 2016*	$1.2650	$0.4400
June 30, 2016*	$1.9250	$0.4955
September 30, 2016	$0.8000	$0.5000
December 31, 2016	$0.7199	$0.2500

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

Holders

As of March 26, 2018, there were 1,476 holders of record of our common stock and one holder of record for our preferred stock.

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

Recent Sales of Unregistered Securities

None.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to the expansion, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 750 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of June 30, 2020.

The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

We had a net loss of $3,384,527 for the year ended December 31, 2017, which was $20,739,322 less than the net income of $17,354,795 for the year ended December 31, 2016. This change in our results over the two periods is primarily the result of a decrease in precious metals sales of $2,322,803 caused by the higher than normal rainfall and the expansion of the leach pad and re-organizing of the crusher facility, a decrease of $3,437,313 in general and administrative expenses mostly from a reduction of consulting expenses in 2017, a decrease of $2,806,115 in interest expenses due to beneficial conversion features because of reduced notes with beneficial conversion features, a decrease of $12,671,034 in the change of derivative liabilities, and a decrease of $12,176,823 on extinguishment of debt because of the removal of the conversion feature on notes payable to related parties in 2016. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2017 and 2016.

	Year Ended December 31,		Increase/
	2017	2016	(Decrease)
Revenues	$3,631,759	$5,954,562	$(2,322,803)
Cost of Sales	3,754,072	3,895,962	(141,890)
General and Administrative	1,449,735	4,887,048	(3,437,313)
Depreciation and Amortization Expenses	115,929	141,897	(25,968)
Total Operating Expenses	5,319,736	8,924,907	(3,605,171)
Income (Loss) from Operations	(1,687,977)	(2,970,345)	(1,282,368)
Other Income (expense)	12,567	8,853	(3,714)
Change in Derivative Liabilities	421,726	13,092,760	12,671,034
Loss on Extinguishment of Debt	(3,325)	12,173,498	12,176,823
Change in Gold Purchase Fund	-	(16,338)	(16,338)
Interest Expense	(2,127,518)	(4,933,633)	(2,806,115)
Income (Loss) from Operations Before Taxes	(3,384,527)	17,354,795	20,739,322
Net Income (Loss)	$(3,384,527)	$17,354,795	$20,739,322

Liquidity and Capital Resources

Our balance sheet as of December 31, 2017, reflects assets of $2,436,237. As we had cash in the amount of $51,802 and a working capital deficit in the amount of $13,508,790 as of December 31, 2017, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2017	December 31, 2016
Current assets	$1,528,591	$1,714,321
Current liabilities	15,037,381	12,669,217
Working capital deficit	$(13,508,790)	$(10,954,896)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss since inception of $16,383,271. In addition, there is a working capital deficiency of $13,508,790 and a stockholder’s deficiency of $12,953,857 as of December 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2017	2016
Net Cash Provided by (Used in) Operating Activities	$(39,923)	$693,612
Net Cash Used in Investing Activities	(287,501)	(893,237)
Net Cash Provided by Financing Activities	184,608	257,389
Effects of Exchange Rate Changes on Cash	(34)	(751)
Net Increase (Decrease) in Cash	$(142,850)	$57,013

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2017 was $39,923, a decrease of $733,535 from the $693,612 net cash provided by operating activities during the year ended December 31, 2016. This increase is mostly due to an increase in accounts payable and accrued liabilities (related and non-related parties).

Investing Activities

Cash used in investing activities during the year ended December 31, 2017 was $287,501, a decrease of $605,736 from the $893,237 net cash outflow during the year ended December 31, 2016. This decrease was due to fewer purchases of fixed assets of approximately $24,046 and less advances to related parties of approximately $581,690.

Financing Activities

Financing activities during the year ended December 31, 2017, provided $184,608 to us, a decrease of $72,781from the $257,389 provided by financing activities during the year ended December 31, 2016. During the year ended December 31, 2017, the company received $649,500 from notes payable, $870,700 in notes payable from related parties, $972,550 in convertible notes payable, made payments of $633,500 in cash on notes payable, $1,377,881 in cash on notes payable – related parties and $373,000 in cash on convertible notes.

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2017, the Company recorded a net loss of $3,384,527 and used $39,923 in cash from operating activities. The Company has a net loss since inception of $16,383,271. In addition, there is a working capital deficiency of $13,508,790 and a stockholder’s deficiency of $12,953,857 as of December 31, 2017. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financials statements.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report, beginning at page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2017 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2017 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D/Ambrosio	53	CEO, CFO and Director

Whit Cluff	67	Director

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

Significant Employees

Other than as described herein, we do not expect any other individuals to make a significant contribution to our business.

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

ITEM 11: EXECUTIVE COMPENSATION

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

Compensation Table for Executives

Name & Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Trent D’Ambrosio,	2017	0	0	0	0	0	0	0
CEO, CFO and Director	2016	0	100,000	2,995,703	0	0	0	3,095,703

Whit Cluff,	2017	0	0	0	0	0	8,000	8,000
Director	2016	0	10,000	4,353	0	0	18,500	32,853

Employment Agreements

Mike Ahlin entered into a Settlement Agreement effective as of December 31, 2017 through which he was to be issued 20,000,shares of common stock in exchange for him waiving all amounts due to him as of the date of the Settlement Agreement. Mr. Ahlin also agreed to lock up all share in his possession.

The Company has no other formal employment agreements.

Outstanding Equity Awards at Fiscal Year-End

None.

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

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. All members of the Board of Directors participate in the consideration of executive officer and director compensation.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 26, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 52,433,761 shares of our common stock issued and outstanding as of March 26, 2018. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Inception Mining, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (1)	11,685,874	22.28%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Madison, LLC (1)	2,495,855	4.76%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Jason Briggs (2) 4049 S. Highland Drive Salt Lake City, Utah 84124	1,341,523	2.56%

All 5% beneficial owners as a group		15,523,252	29.60%

(1)	Beneficially controlled by Jason Briggs.
(2)	Includes additional shares beneficially owned by Jason Briggs including 311,982 shares owned personally and 1,029,541 shares owned by two separate irrevocable trust for which Jason Briggs serves as trustee.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Trent D’Ambrosio (1)	2,302,101	4.39%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Whit Cluff (1)	285,091	0.54%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

All Officers and Directors as a Group		2,587,192	4.93%

(1)	Executive officer and/or director of the Company.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants held by directors or officers of the Company.

Changes in Control

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. As of December 31, 2017, the Company owed $885,000 to the stockholder/director in accrued consulting fees.

The Company has received cash advances of $870,700 from related parties and repaid cash advances of $1,377,881 from related parties during the fiscal year ending December 31, 2017.

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2017, and 2016:

Fee Category	2017	2016
Audit Fees	$100,613	$82,396
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$100,613	$82,396

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q and Form 10-K or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2017 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12	List of Subsidiaries (12)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2017. (15)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2017.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: April 16, 2018	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2018	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	April 16, 2018

/s/ Whit Cluff
Whit Cluff	Director	April 16, 2018

INCEPTION MINING, INC.

CONTENTS

PAGE	F-1	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

PAGES	F-6 - F-26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Inception Mining, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Salt Lake City, UT
April 16, 2018

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$51,802	$194,652
Accounts receivable	170	4,712
Inventories	1,430,182	1,483,830
Prepaid expenses and other current assets	46,437	31,127
Total Current Assets	1,528,591	1,714,321

Property, plant and equipment, net	882,060	1,236,534
Other assets	25,586	26,036
Total Assets	$2,436,237	$2,976,891

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,540,317	$1,077,715
Accrued interest - related parties	5,611,682	4,681,895
Secured borrowings, net	86,733	135,739
Notes payable, net of debt discounts	179,302	160,000
Notes payable - related parties	6,739,773	6,603,868
Convertible notes payable, net of debt discounts	231,767	10,000
Derivative liabilities	647,807	-
Total Current Liabilities	15,037,381	12,669,217

Mine reclamation obligation	352,713	256,070
Total Liabilities	15,390,094	12,925,287

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding as of December 31, 2017 and December 31, 2016	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 52,183,761 and 51,229,590 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	522	512
Additional paid-in capital	3,992,407	3,607,391
Accumulated deficit	(16,383,271)	(12,999,113)
Accumulated other comprehensive loss	(555,635)	(549,675)
Total Controlling Interest	(12,945,976)	(9,940,884)
Non-Controlling Interest	(7,881)	(7,512)
Total Stockholders’ Deficit	(12,953,857)	(9,948,396)
Total Liabilities and Stockholders’ Deficit	$2,436,237	$2,976,891

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31, 2017	December 31, 2016
Precious Metals Income	$3,631,759	$5,954,562

Operating Expenses
Cost of sales	3,754,072	3,895,962
General and administrative	1,449,735	4,887,048
Depreciation and amortization	115,929	141,897
Total Operating Expenses	5,319,736	8,924,907
Income (Loss) from Operations	(1,687,977)	(2,970,345)

Other Income/(Expenses)
Other income (expense)	12,567	8,853
Change in derivative liability	421,726	13,092,760
Change in gold purchase fund	-	(16,338)
Gain (loss) on extinguishment of debt	(3,325)	12,173,498
Interest expense	(2,127,518)	(4,933,633)
Total Other Income/(Expenses)	(1,696,550)	20,325,140

Net Income (Loss) from Operations before Income Taxes	(3,384,527)	17,354,795
Provision for Income Taxes	-	-
NET INCOME (LOSS)	(3,384,527)	17,354,795
NET INCOME (LOSS) - Non-Controlling Interest	369	(638)
NET INCOME (LOSS) - Controlling Interest	$(3,384,158)	$17,354,157

Net income (loss) per share - Basic	$(0.07)	$0.35
Net income (loss) per share - Diluted	$(0.07)	$0.35
Weighted average number of shares outstanding during the period - Basic	51,635,405	49,103,382
Weighted average number of shares outstanding during the period - Diluted	51,635,405	49,103,382

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(5,960)	(314,183)
Total Comprehensive Income (Loss)	(3,390,487)	17,040,612
Total Comprehensive Income (Loss) - Non-Controlling Interest	357	(664)
Total Comprehensive Income(Loss) - Controlling Interest	$(3,390,130)	$17,039,948

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2015	-	$-	46,427,318	$464	$(1,444,079)	$(30,353,270)	$(235,492)	$(8,150)	$(32,040,527)
Shares issued for services	51	1	1,119,546	11	3,394,750	-	-	-	3,394,762
Shares issued for debt settlement	-	-	1,890,147	19	1,609,264	-	-	-	1,609,283
Shares issued for warrant exercise	-	-	2,021,769	20	37,404	-	-	-	37,424
Share cancellation	-	-	(253,300)	(3)	3	-	-	-	-
Shares issued for equipment purchase	-	-	20,100	1	10,049	-	-	-	10,050
Rounding adjustments for stock split	-	-	4,010	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(314,183)	-	(314,183)
Net loss for the year	-	-	-	-	-	17,354,157	-	638	17,354,795
Balance, December 31, 2016	51	$1	51,229,590	$512	$3,607,391	$(12,999,113)	$(549,675)	$(7,512)	$(9,948,396)
Shares issued for services	-	-	77,891	1	26,999	-	-	-	27,000
Shares issued for debt settlement	-	-	615,000	6	158,319	-	-	-	158,325
Warrants issued for services					124,448				124,448
Share cancellation	-	-	(18,720)	-	-	-	-	-	-
Warrant issued with note payable					26,253				26,253
Shares issued for cash	-	-	280,000	3	48,997	-	-	-	49,000
Foreign currency translation adjustment	-	-	-	-	-	-	(5,960)	-	(5,960)
Net loss for the period	-	-	-	-	-	(3,384,158)	-	(369)	(3,384,527)
Balance, December 31, 2017	51	$1	52,183,761	$522	$3,992,407	$(16,383,271)	$(555,635)	$(7,881)	$(12,953,857)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net Income (Loss)	$(3,384,527)	$17,354,795
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	639,097	799,474
Preferred stock issued for services	-	2,778,053
Common stock issued for services	27,000	616,709
Warrants issued for services	124,448
Loss on extinguishment of debt	3,325	(12,173,498)
Change in derivative liability	(421,726)	(13,092,761)
Amortization of debt discount	721,305	3,480,515
Change in consignment gold	-	16,338
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(17,368)	3,153
Decr (incr) inventories	82,653	(137,502)
Decr (incr) prepaid expenses and other current assets	4,851	(7,446)
Incr (decr) accounts payable and accrued liabilities	1,232,663	1,055,782
Incr (decr) accounts payable and accrued liabilities - related parties	948,357	-
Net Cash Provided By (Used In) Operating Activities	(39,922)	693,612

Cash Flows From Investing Activities:
Advances payable - related parties	-	(581,690)
Purchase of fixed assets	(287,501)	(311,547)
Net Cash Used In Investing Activities	(287,501)	(893,237)

Cash Flows From Financing Activities:
Repayment of notes payable	(633,500)	(1,045,000)
Repayment of notes payable-related parties	(1,377,881)	(1,013,000)
Repayment of convertible notes payable	(373,000)	(172,500)
Repayment of convertible notes payable - related parties	-	(1,141,958)
Proceeds from notes payable	649,500	1,095,000
Proceeds from notes payable-related parties	870,700	1,041,000
Proceeds from convertible notes payable	972,550	-
Proceeds from convertible notes payable - related parties	-	1,241,867
Proceeds from secured borrowings	27,239	251,980
Proceeds from issuance of common stock	49,000	-
Net Cash Provided by Financing Activities	184,608	257,389
Effects of exchange rate changes on cash	(35)	(751)
Net Increase / (Decrease) in Cash	(142,850)	57,013
Cash at Beginning of Period	194,652	137,639
Cash at End of Period	$51,802	$194,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$381,926	$312,883
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Land purchased with accounts payable	$-	$225,000
Convertible note payable issued for accounts payable	$-	$27,578
Convertible note payable - related party issued for accrued liabilities	$-	$375,343
Common stock issued for conversion of note payable - related party	$150,000	$925,156
Common stock issued for purchase of equipment	$-	$10,050
Common stock issued for extinguishment of debt	$8,325	$-
Assets held to satisfy secured borrowings	$119,362	$116,241

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2017, the Company recorded net loss of $3,384,527 and used $39,923 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and December 31, 2016, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Common share equivalents of 277,685 have not been included in the diluted income per share calculation for 2016 because they are not considered in the money. Common share equivalents of 4,688,168 have been excluded in the diluted income per share calculation for 2017 because they would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements – From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

3. Joint Venture – Corpus Gold, LLC

On October 1, 2017, the Company entered into a joint venture agreement with Corpus Mining and Exploration, Ltd. (Corpus) and formed a new entity, Corpus Gold, LLC (Corpus Gold). Corpus Gold is to provide a framework within which the Company will provide management services in directing and managing an exploration, drilling and evaluation of the mineral resources in concessions owned by the Company and Corpus will provide the capital necessary to complete such purpose. All revenues will be shared based on the revenue sharing agreement of 80% to Corpus and 20% to the Company. The Company pays the monthly expenses of Corpus Gold and is reimbursed by Corpus. As of December 31, 2017, the Company had a receivable of $22,122 for expenses spent in December 2017. These funds were received by the Company in January 2018.

4. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Supplies	$70,261	$95,860
Mineralized Material on Leach Pads	843,183	891,198
ADR Plant	159,463	330,592
Finished Ore	357,275	166,180
Total Inventories	$1,430,182	$1,483,830

There were no stockpiles at December 31, 2017 and 2016.

5. Derivative Financial Instruments

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

The derivative liability as of December 31, 2017, in the amount of $647,807 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2017 and 2016:

Debt Derivative Liabilities
Balance, December 31, 2015	$26,814,501
Transfers in upon initial fair value of derivative liabilities	133,615
Change in fair value of derivative liabilities and warrant liability	(12,879,146)
Change attributed to loss on extinguishment of debt	(13,707,114)
Transfers to permanent equity upon exercise of warrants	(361,856)
Balance, December 31, 2016	-
Transfers in upon initial fair value of derivative liabilities	1,069,533
Change in fair value of derivative liabilities and warrant liability	(421,726)
Change attributed to loss on extinguishment of debt	-
Transfers to permanent equity upon exercise of warrants	-
Balance, December 31, 2017	$647,807

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

At December 31, 2017, the Company marked to market the fair value of the debt derivatives and determined a fair value of $647,807. The Company recorded a gain from change in fair value of debt derivatives of $421,726 for the year ended December 31, 2017. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 149.26% to 181.45%, (3) weighted average risk-free interest rate of 1.53% to 1.76% (4) expected life of 0.38 to 0.95 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

Warrant liabilities – In prior years, the Company issued warrants in conjunction with the issuance with the Typenex, JMJ Financial and Firstfire Global Convertible and Jonathan Shane Promissory Notes. These warrants contained certain reset provisions. The accounting treatment of derivative financial instruments required that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At December 31, 2017 and 2016, the Company had no warrant liability. The Company recorded a gain from change in fair value of warrant liability of $213,614 for the year ended December 31, 2016.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Land	$279,344	$253,313
Buildings	2,441,552	2,179,254
Machinery and Equipment	967,008	985,535
Office Equipment and Furniture	43,605	43,757
Vehicles	87,838	83,901
Construction in Process	-	-
Total Property, Plant and Equipment	3,819,347	3,545,760
Less Accumulated Depreciation	(2,937,287)	(2,309,226)
Total Property, Plant and Equipment, net	$882,060	$1,236,534

In December 2016, the Company determined that the leach pad at the Clavo Rico mine was reaching its capacity. It was determined that the depreciation of the leach pad should be accelerated to fully depreciate the leach pad by March 31, 2017. This constitutes a change in management estimates. During the years ended December 31, 2017 and 2016, the Company recognized depreciation expense of $639,097 and $799,474, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	December 31, 2017	December 31, 2016
Cost of Goods Sold	$523,168	$657,577
General and Administrative	115,929	141,897
Total	$639,097	$799,474

7. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $352,713 and $256,070 as of December 31, 2017 and 2016, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increases in the reclamation liability in 2017 and 2016 were related to the expansion of the heap leach facility and related infrastructure.

Changes to the asset retirement obligation were as follows:

	December 31, 2017	December 31, 2016
Balance, Beginning of Year	$256,070	$77,716
Liabilities incurred	96,643	178,354
Disposal	-	-
Balance, End of Year	$352,713	$256,070

8. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Accounts Payable	$899,939	$428,751
Accrued Liabilities	270,123	296,069
Accrued Salaries and Benefits	262,323	175,811
Advances Payable	107,932	175,864
Smelter Royalties Payable	-	1,220
Total Accrued Liabilities	$1,540,317	$1,077,715

9. Secured Borrowings

During the year ended December 31, 2016, the Company entered into five financing arrangements with third parties for a combined principal amount of $251,980.  The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $25,198, for a total expected remittance of $277,178. The maturity dates of the notes ranged between June 22, 2017 and June 23, 2017. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2016, the Company held 101 ounces of gold, valued at cost of $116,241, to satisfy the liabilities upon maturity leaving a net obligation of $135,739, which is recorded on the Company’s balance sheet as secured borrowings. The Company reached agreements with the third parties to settle the financing arrangements as of June 12, 2017. The Company liquidated the gold held to satisfy the debt obligations. Four debt holders agreed to rollover their funds into new financing agreements. The remaining debt obligation of $122,107 was paid in full on July 10, 2017.

On June 20, 2017, the Company entered into four new financing arrangements with third parties for a combined principal amount of $195,720. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $19,572, for a total expected remittance of $215,292. The maturity date of the notes is June 21, 2018. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2017, the Company held 96 ounces of gold, valued at a cost of $119,361, to satisfy the liabilities upon maturity leaving a net obligation of $86,733, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	December 31, 2017	December 31, 2016
Secured obligations	$195,720	$251,980
Guaranteed interest	19,572	-
Deferred interest	(9,198)	-
	206,094	251,980
Gold held as security	(119,361)	(116,241)
Secured Borrowings, net	$86,733	$135,739

10. Notes Payable

Notes payable were comprised of the following as of December 31, 2017 and December 31, 2016:

Notes Payable	December 31, 2017	December 31, 2016
3-2-1 Partners, Inc.	$40,000	$100,000
GS Capital Partners	80,000	-
Phil Zobrist	60,000	60,000
Total Notes Payable	180,000	160,000
Less Unamortized Discount	(698)	-
Total Notes Payable, Net of Unamortized Debt Discount	$179,302	$160,000

3-2-1 Partners, LLC – On December 30, 2016, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $100,000 (the “Note”) due on January 20, 2017 and bears a 5% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on January 18, 2017. As of December 31, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On February 28, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on March 21, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on March 17, 2017. As of December 31, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On March 24, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on April 14, 2017 and bears a 7% interest rate. The Company made a payment of $80,250 towards the principal balance and accrued interest of $5,250 on April 28, 2017. As of December 31, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On April 12, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $30,000 (the “Note”) due on May 3, 2017 and bears a 7% interest rate. The Company made a payment of $32,100 towards the principal balance and accrued interest of $2,100 on April 28, 2017. As of December 31, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On May 2, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on May 23, 2017 and bears a 7% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on May 19, 2017. As of December 31, 2017, the outstanding balance of the Note was $0.

3-2-1 Partners, LLC – On May 22, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $75,000 (the “Note”) due on June 19, 2017 and bears a 4% interest rate. The Company made a payment of $78,000 towards the principal balance and accrued interest of $3,000 on July 3, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On July 6, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on July 30, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on August 8, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On July 13, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $25,000 (the “Note”) due on July 24, 2017 and bears a 5% interest rate. The Company made a payment of $26,250 towards the principal balance and accrued interest of $1,250 on July 21, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On July 31, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $25,000 (the “Note”) due on August 21, 2017 and bears a 5% interest rate. The Company made a payment of $26,250 towards the principal balance and accrued interest of $1,250 on August 11, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On August 14, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $26,000 (the “Note”) due on August 31, 2017 and bears a 5% interest rate. The Company made a payment of $27,300 towards the principal balance and accrued interest of $1,300 on August 25, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On August 25, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on September 22, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on September 25, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On October 13, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $50,000 (the “Note”) due on November 3, 2017 and bears a 5% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on November 10, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On November 15, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $27,500 (the “Note”) due on November 27, 2017 and bears a 5% interest rate. The Company made a payment of $29,150 towards the principal balance and accrued interest of $1,650 on November 27, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

3-2-1 Partners, LLC – On November 30, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $40,000 (the “Note”) due on December 14, 2017 and bears a 5% interest rate. As of December 31, 2017, the outstanding balance of the Note was $40,000 and accrued interest was $2,000.

GS Capital Partners – On August 11, 2017, the Company issued an unsecured Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $80,000 (the “Note”) due on April 11, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $76,000 (less an original issue discount (“OID”) of $4,000). For the year ended December 31, 2017, the Company amortized $3,302 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $80,000 and accrued interest was $2,490.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of December 31, 2017, the gross balance of the note was $60,000 and accrued interest was $53,704.

11. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of December 31, 2017 and December 31, 2016:

Notes Payable - Related Parties	December 31, 2017	December 31, 2016
Claymore Management	$185,000	$185,000
Diamond 80, LLC	49,000	-
GAIA Ltd	1,150,000	1,150,000
Legends Capital	815,000	765,000
LVD Investments	-	75,000
LWB Irrev Trust	1,101,000	1,101,000
MDL Ventures	1,171,793	1,049,888
Silverbrook Corporation	2,227,980	2,227,980
WOC Energy LLC	40,000	50,000
Total Notes Payable - Related Parties	$6,739,773	$6,603,868

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bears 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of December 31, 2017, the gross balance of the note was $185,000 and accrued interest was $226,258.

Diamond 80, LLC – On January 6, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on January 28, 2017 and bears a 7.5% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on January 27, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On January 19, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $34,000 (the “Note”) due on February 9, 2017 and bears a 7.5% interest rate. The Company made a payment of $36,550 towards the principal balance and accrued interest of $2,550 on March 17, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On January 20, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $9,000 (the “Note”) due on February 10, 2017 and bears a 7.5% interest rate. The Company made a payment of $9,675 towards the principal balance and accrued interest of $675 on March 17, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On January 31, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on February 21, 2017 and bears a 7.5% interest rate. The Company made a payment of $53,750 towards the principal balance and accrued interest of $3,750 on February 28, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0..

Diamond 80, LLC – On March 6, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on March 27, 2017 and bears a 7.5% interest rate. The Company made a payment of $53,500 towards the principal balance and accrued interest of $3,500 on March 30, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On March 24, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $40,000 (the “Note”) due on April 30, 2017 and bears a 7.5% interest rate. The Company made a payment of $43,000 towards the principal balance and accrued interest of $3,000 on May 2, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on June 30, 2017 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on June 30, 2017. As of December 31, 2017, the outstanding balance of the Note was $49,000 and accrued interest was $0.

Diamond 80, LLC – On May 4, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $40,000 (the “Note”) due on September 30, 2017 and bears a 7.0% interest rate. The Company made a payment of $42,800 towards the principal balance and accrued interest of $2,800 on September 27, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. As of December 31, 2017, the gross balance of the note was $1,150,000 and accrued interest was $1,190,071.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of December 31, 2017, the gross balance of the note was $765,000 and accrued interest was $814,567.

Legends Capital Group – On May 16, 2017, the Company issued an unsecured Short-Term Promissory Note to Legends Capital Group in the principal amount of $100,000 (the “Note”) due on September 15, 2017 and bears a 7.0% interest rate. The Company made a payment of $50,000 towards the principal balance and accrued interest of $0 on June 27, 2017. As of December 31, 2017, the outstanding balance of the Note was $50,000 and accrued interest was $7,000.

LVD Investments – On November 29, 2016, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $75,000 (the “Note”) due on January 30, 2017 and bears a 7.5% interest rate. The Company made a payment of $80,250 towards the principal balance and accrued interest of $5,250 on February 10, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

LVD Investments – On May 1, 2017, the Company issued an unsecured Short-Term Promissory Note to LVD Investments in the principal amount of $75,000 (the “Note”) due on August 31, 2017 and bears a 7.5% interest rate. The Company made a payment of $78,750 towards the principal balance and accrued interest of $3,750 on July 21, 2017.As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of December 31, 2017, the gross balance of the note was $1,101,000 and accrued interest was $1,260,553.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of December 31, 2017, the gross balance of the note was $1,171,793 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. As of December 31, 2017, the gross balance of the note was $2,227,980 and accrued interest was $2,111,663.

WOC Energy, LLC – On December 20, 2016, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on January 12, 2017 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on January 12, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On January 27, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $70,000 (the “Note”) due on February 17, 2017 and bears a 5.0% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on March 1, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On March 13, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on April 3, 2017 and bears a 5.0% interest rate. The Company made a payment of $52,000 towards the principal balance and accrued interest of $2,000 on September 13, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On July 13, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $12,000 (the “Note”) due on August 3, 2017 and bears a 2.0% interest rate. The Company made a payment of $12,200 towards the principal balance and accrued interest of $200 on July 20, 2017. As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On September 22, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on October 31, 2017 and bears a 4.0% interest rate. The Company made a payment of $52,000 towards the principal balance and accrued interest of $2,000 on October 30, 2017.As of December 31, 2017, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On November 6, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on January 6, 2018 and bears a 4.0% interest rate. As of December 31, 2017, the outstanding balance of the Note was $40,000 and accrued interest was $1,600.

12. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2017 and December 31, 2016:

Convertible Notes Payable	December 31, 2017	December 31, 2016
Adar Bays LLC	$63,000	$-
Auctus Fund	110,000	-
Crossover Capital	110,500	-
Crown Bridge Partners	50,000	-
Eagle Equities	63,000	-
Ema Financial	112,000	-
LG Capital Funding	52,500	-
Power Up Lending	98,000	-
Silo Equity Partners	53,000	-
UP and Burlington	$-	$10,000
Total Convertible Notes Payable	712,000	10,000
Less Unamortized Discount	(480,233)	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	$231,767	$10,000

Adar Bays, LLC – On December 6, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Adar Bays, LLC (“Adar Bays”), in the principal amount of $63,000 (the “Note”) due on December 6, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the year ended December 31, 2017, the Company amortized $4,315 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $63,000 and accrued interest was $345.

Auctus Fund – On August 17, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Auctus Fund (“Auctus”), in the principal amount of $110,000 (the “Note”) due on May 17, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $99,750 (less an original issue discount (“OID”) of $10,250). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 15 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount while the “Chill” is in effect. For the year ended December 31, 2017, the Company amortized $54,799 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $110,000 and accrued interest was $4,918.

Crossover Capital Fund II, LLC – On November 30, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crossover Capital Fund II, LLC (“Crossover Capital”), in the principal amount of $110,500 (the “Note”) due on August 30, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $10,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the year ended December 31, 2017, the Company amortized $12,548 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $110,500 and accrued interest was $1,126.

Crown Bridge Partners – On August 10, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $50,000 (the “Note”) due on August 10, 2018 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $43,000 (less an original issue discount (“OID”) of $7,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the year ended December 31, 2017, the Company amortized $19,589 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $50,000 and accrued interest was $1,959.

Eagle Equities, LLC – On December 12, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Eagle Equities, LLC (“Eagle Equities”), in the principal amount of $63,000 (the “Note”) due on December 12, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the year ended December 31, 2017, the Company amortized $3,279 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $63,000 and accrued interest was $262.

Ema Financial – On December 5, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Ema Financial, in the principal amount of $112,000 (the “Note”) due on December 5, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,800 (less an original issue discount (“OID”) of $11,200). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. However, if the Company’s share price at any time loses the bid, then the conversion price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the conversion shares to the Holder, or any date thereafter while conversion shares are held by the Holder, the closing bid price per share of common stock on the principal market on the trading day on which the common shares are traded is less than the sale price used to calculate the conversion price, then such conversion price shall be automatically reduced using the new low closing bid price and additional shares issued to the Holder. In the event the Company experiences a DTC “Chill” on its shares, or if the closing sale price at any time falls below $0.145, then the conversion price shall be decreased an additional 15% discount. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 5% discount will apply to all future conversions on this note. For the year ended December 31, 2017, the Company amortized $7,978 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $112,000 and accrued interest was $957.

JSJ Investments – On August 15, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $55,000 (the “Note”) due on May 15, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $53,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On December 20, 2017, the Company paid $76,058 to pay off the principal balance of $55,000 and $21,058 in accrued interest and prepayment penalty. For the year ended December 31, 2017, the Company amortized $55,000 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $0 and accrued interest was $0.

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

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a two year life and an exercise price of $0.75 per share. On August 15, 2017, the Company paid $115,931 to pay off the principal balance of $110,000 and $5,931 in accrued interest. The Company recognized a debt discount on this note of $37,253 which will be amortized over the life of the note. For the year ended September 30, 2017, the Company amortized $37,253 of debt discount to current period operations as interest expense. As of December 30, 2017 the gross balance of the note was $0 and accrued interest was $0.

LG Capital Funding – On September 9, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to LG Capital Funding (“LG Cap”), in the principal amount of $52,500 (the “Note”) due on September 7, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $2,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the year ended December 31, 2017, the Company amortized $16,541 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $52,500 and accrued interest was $1,323.

Power Up Lending Group – On April 21, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $68,000. The total net proceeds the Company received was $65,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of January 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the year ended December 31, 2017, the Company amortized $3,000 of debt discount to current period operations as interest expense. On October 11, 2017, the Company made a payment of $96,508 to pay the note and all accrued interest in full. As of December 31, 2017 the gross balance of the note was $0 and accrued interest was $0.

On August 18, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $35,000. The total net proceeds the Company received was $32,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of May 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the year ended December 31, 2017, the Company amortized $1,421 of debt discount to current period operations as interest expense. As of December 31, 2017 the gross balance of the note was $35,000 and accrued interest was $1,553.

On December 5, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of September 15, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the year ended December 31, 2017, the Company amortized $275 of debt discount to current period operations as interest expense. As of December 31, 2017 the gross balance of the note was $63,000 and accrued interest was $539.

Silo Equity Partners – On August 22, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Silo Equity Partners (“Silo”), in the principal amount of $53,000 (the “Note”) due on August 22, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the year ended December 31, 2017, the Company amortized $19,022 of debt discount to current period operations as interest expense. As of December 31, 2017, the gross balance of the note was $53,000 and accrued interest was $1,522.

Typenex Co-Investment, LLC – On February 27, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Typenex Co-Investment, LLC (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $130,000. The Note has a maturity date of August 27, 2017. The total net proceeds the Company received was $100,000 The Note accrues no interest, but does include an original issue discount of $25,000 and transaction expenses of $5,000. The Company has the right to prepay the Note prior to the Maturity Date without penalty.

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. Subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. On August 23, 2017, the Company paid $130,000 to pay the note in full. The Company recognized a debt discount on this note of $30,000 which will be amortized over the life of the note. For the year ended December 31, 2017, the Company amortized $30,000 of debt discount to current period operations as interest expense. As of December 31, 2017 the gross balance of the note was $0 and accrued interest was $0.

UP and Burlington Development – On February 25, 2013, the Company, its majority shareholder, and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement with Inception Resources, LLC, a Utah corporation, pursuant to which the Company purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock valued at $160 (valued at par value of $0.00001 because of the entities being under common control), the assumption of promissory notes in the amount of $800,000 and $150,000 and the assignment of a 3% net royalty. The Asset Purchase Agreement closed on February 25, 2013. On November 1, 2013, one of the notes was renegotiated with the note holder. The original note was restructured and treated as an extinguishment and as such is now convertible into shares of the Company’s common stock at $2.48 (0.45 pre-split) per share. All the other points of the note remained the same. A beneficial conversion feature on the new note was recorded for $630,000. On February 11, 2014, the Company converted $130,000 of principal into 288,889 shares of common stock. On December 10, 2014, the note holder elected to convert $41,250 of the principle balance of the note into 91,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to convert $300,000 of the principle balance of the note into 666,666 shares of common stock at $2.48 (0.45 pre-split) per share. On December 17, 2014, the note holder elected to forgive $148,750 of the principle balance of the note. The Company made a payment of $10,000 towards the principal balance on May 18, 2017. As of December 31, 2017, the outstanding balance on this note was $0.

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

During the year ended December 31, 2017, 34,048 three year warrants expired without being exercised. These warrants had an exercise price of $4.95.

The following tables summarize the warrant activity during the years ended December 31, 2017 and 2016:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2015	118,096	$1.04
Granted	180,000	1.50
Exercised	-	-
Forfeited	(20,411)	-
Balance at December 31, 2016	277,685	3.08
Granted	500,000	0.69
Exercised	-	-
Forfeited	(34,048)	4.95
Balance at December 31, 2017	743,637	$2.48

2017 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 30, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 30, 2017	Weighted Average Exercise Price
$0.50 - 6.88	743,637	1.55	$2.48	743,637	$2.48

14. Net Income Per Common Share

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

	Year Ended December 31,
	2017	2016
Numerator:
Net Income (Loss)	$(3,384,527)	$17,434,795
Non-Controlling Interest	369	(638)
Income available to Controlling Shareholders	$(3,384,158)	$17,434,157

Denominator:
Basic Weighted Average Shares Outstanding	51,635,405	49,103,382
Effect of Dilutive Securities	-	-
Diluted Weighted Average Shares Outstanding	51,635,405	49,103,382

Net Loss per Common Share:
Basic	$(0.07)	$0.36
Diluted	$(0.07)	$0.36

15. Income Taxes

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2017	2016
Expected income tax (recovery) expense at the statutory rate of 34%	$(1,150,739)	$5,900,630
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	2,166	3,984
Change in valuation allowance	1,148,573	(5,904,614)
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred income tax asset:	2017	2016
Net operating loss carry-forwards	$4,562,365	$8,660,075
Section 195 Startup Costs	1,393,346	1,393,346
Other	-	-
Debt Discount	(245,244)	(1,183,375)
Derivative Liability	(143,387)	(4,451,538)
Mineral Property	-	-
Valuation allowance	(5,567,080)	(4,418,508)
Deferred income taxes	$-	$-

As of December 31, 2017 and December 31, 2016, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $5,901,000 and $9,236,000 million, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2037.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2037.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2010 through December 31, 2017 generally remain open to examination by the Internal Revenue Service until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired.

16. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. As of December 31, 2017, the Company owed $885,000 to the stockholder/director in accrued consulting fees.

Employment Agreements – Effective as of December 31, 2017, the Company entered into a Settlement Agreement with Michael Ahlin through which he agreed to receive 20,000 shares of common stock in exchange for waiving all amounts owed by the Company.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Notes Payable – The Company took several short-term notes payable from related parties during 2017. The Company received $870,700 in cash from related parties and paid out $1,377,881 in cash to related parties on notes payable.

17. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business.

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the United States District Court for the Western District of North Carolina, Statesville Division. The Plaintiffs filed a First Amended Complaint on May 8, 2017.The Amended Complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin). The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company filed a motion to dismiss on jurisdictional grounds on May 19, 2017.  Magistrate Judge David S. Cayer issued a Memorandum and Recommendation and Order that the Motion to Dismiss should be granted.  Judge Connor, the Federal Judge to whom the case was assigned, entered an Order and Judgement on March 29, 2018 adopting the Recommendation of the Magistrate and Dismissing the case.

On June 12, 2017, Danzig Ltd, filed an arbitration in Boston, Massachusetts, with the American Arbitration Association (AAA) against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin).  The Boston arbitration asserts claims that largely mirror those in the lawsuit in North Carolina, and seeks $782,931.11 in damages, plus attorneys’ fees.  Messrs. D’Ambrosio and Ahlin were dismissed on the ground that they were not proper parties to the Arbitration.  The motion to stay the claims against the individual Respondents in the Fall of 2017 and the arbitrator has recently dismissed the individual Respondents pursuant to a renewed motion to dismiss those individual Respondents.  A hearing occurred the week of April 9, 2018. Post-hearing briefs will be filed by June 2018..  The Company plans to continue to vigorously defend the claims by Danzig Ltd in that arbitration.

On July 20, 2017, Elliott Foxcroft filed an AAA arbitration in Salt Lake City, Utah, against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin).  The Salt Lake City arbitration alleges federal securities fraud, state securities fraud, breach of contract, unjust enrichment, fraud, breach of fiduciary duty, negligent misrepresentation, and breach of the implied covenant of good faith and fair dealing, relating to a Consulting Agreement executed between the Company and Elliott Foxcroft on March 27, 2014.  Mr. Foxcroft seeks at least $232,000 in damages in that Arbitration.  The Company has retained counsel to vigorously defend the allegations in that arbitrations. The Company has also alleged a counterclaim for breach of the consulting agreement with Mr. Foxcroft in the Salt Lake City arbitration, seeking damages in the initial amount of $150,000.  A motion to determine whether the arbitrator has authority to determine whether Messrs. D’Ambrosio and Ahlin are proper parties to the arbitration was filed and resulted in the arbitrator dismissing the individual Respondents.  The Arbitration is scheduled for an evidentiary hearing in July of 2018.

On August 22, 2017, the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin) filed a complaint against Danzig Ltd., Elliott Foxcroft, and Brett Bertolami in the United States District Court, District of Utah, Central Division.  The complaint was filed to determine whether the Consulting Agreements which form the basis for the Boston Arbitration and the Salt Lake City Arbitration allow the Claimants in those arbitrations to proceed against the individual Respondents in those arbitrations and to enjoin the Claimants in those arbitrations from pursuing claims against the individual Respondents. Judge Nuffer issued a Memorandum Decision and Order on February 27, 2018, concluding that he had the authority to determine whether the arbitration provision which formed the basis for the Foxcroft Arbitration in Salt Lake City allowed a claim against the individual Respondents Ahlin and D’Ambrosio and that it was improper to name those individuals in the arbitration.  Judge Nuffer did not rule on the claims in the Boston Arbitration because those claims were the same as formed the basis for the North Carolina Federal case, deferring to that case as having been first filed.  Judge Nuffer indicated that he would enjoin Foxcroft from proceeding against the individuals in the Salt Lake City Arbitration.  Foxcroft advised the court that he was no longer pursuing those individuals in the Salt Lake City Arbitration.

The Defendants Danzig Ltd., Elliott and Brett Bertolami in the Utah Federal case before Judge Nuffer have since filed a Counterclaim against Inception, Ahlin and D’Ambrosio purporting to state claims substantially the same as those filed in the still pending Boston and Salt Lake City Arbitrations.  The Company, Ahlin and D’Ambrosio have filed a Motion to Dismiss and for More Definite Statement of that Counterclaim, and will vigorously defend against that Counterclaim.

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

In the opinion of management, as of December 31, 2017, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

18. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the year ended December 31, 2017, most of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of December 31, 2017. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

19. Subsequent Events

On January 24, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $60,000 (the “Note”) due on January 24, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $58,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion.

On January 30, 2018, the Company issued 250,000 shares of common stock to John Bushnell for $27,500 in cash. These shares were valued at $0.11 per share.

On January 30, 2018, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich, IRA in the principal amount of $100,000 (the “Note”). The Company is still determining the accounting effects for this note.

On February 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners, LLC (“GS Capital”), in the principal amount of $80,000 (the “Note”) due on February 1, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $76,000 (less an original issue discount (“OID”) of $4,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest trading price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 48% instead of 58% while the “Chill” is in effect.

On February 1, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $43,000. The total net proceeds the Company received was $40,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of November 15, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (10%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The Note is convertible into common stock, at holder’s option, at a 39% discount of the average of the lowest two trading price of the common stock during the 10 trading day period prior to conversion.

