Form 10-Q
period 2018-03-31
INCEPTION MINING INC.
filed 2018-05-21
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 21, 2018, there were 53,250,146 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

*

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$87,286	$51,802
Accounts receivable	18,258	170
Inventories	504,749	1,430,182
Prepaid expenses and other current assets	31,041	46,437
Total Current Assets	641,334	1,528,591

Property, plant and equipment, net	829,133	882,060
Other assets	37,905	25,586
Total Assets	$1,508,372	$2,436,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,709,236	$1,540,317
Accrued interest - related parties	5,855,889	5,611,682
Secured borrowings, net	81,727	86,733
Notes payable, net of debt discounts	60,000	179,302
Notes payable - related parties	6,880,074	6,739,773
Convertible notes payable, net of debt discounts	248,687	231,767
Derivative liabilities	505,683	647,807
Total Current Liabilities	15,341,296	15,037,381

Mine reclamation obligation	351,937	352,713
Total Liabilities	15,693,233	15,390,094

Commitments and Contingencies (See Note 15)	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 53,250,146 and 52,183,761 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	533	522
Additional paid-in capital	4,241,884	3,992,407
Accumulated Deficit	(17,867,743)	(16,383,271)
Other comprehensive income - foreign currency translation	(550,421)	(555,635)
Total Controlling Interest	(14,175,746)	(12,945,976)
Non-Controlling Interest	(9,115)	(7,881)
Total Stockholders’ Deficit	(14,184,861)	(12,953,857)
Total Liabilities and Stockholders’ Deficit	$1,508,372	$2,436,237

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Precious Metals Income	$1,179,440	$979,632

Operating Expenses
Cost of sales	1,687,599	895,637
General and administrative	477,811	326,993
Depreciation and amortization expense	10,275	100,556
Total Operating Expenses	2,175,685	1,323,186
Loss from Operations	(996,245)	(343,554)

Other Income/(Expenses)
Other income	131	2,848
Change in derivative liability	301,974	-
Change in gold purchase fund	-	14,421
Loss on extinguishment of debt	-	(3,325)
Interest expense	(791,566)	(356,900)
Total Other Income/(Expenses)	(489,461)	(342,956)

Net Loss from Operations before Income Taxes	(1,485,706)	(686,510)
Provision for Income Taxes	-	-
NET LOSS	(1,485,706)	(686,510)
NET LOSS - Non-Controlling Interest	1,234	234
NET LOSS - Controlling Interest	$(1,484,472)	$(686,276)

Net loss per share - Basic	$(0.03)	$(0.01)
Net loss per share - Diluted	$(0.03)	$(0.01)
Weighted average number of shares outstanding during the period – Basic and Diluted	53,122,165	51,272,454

Other Comprehensive Loss
Exchange differences arising on translating foreign operations	5,214	6,476
Total Comprehensive Loss	(1,480,492)	(680,034)
Total Comprehensive Loss - Non-Controlling Interest	(561)	(229)
Total Comprehensive Loss - Controlling Interest	$(1,481,053)	$(680,263)

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(1,485,706)	$(686,510)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	57,674	557,667
Common stock issued for services	216,296	-
Common stock issued for settlement	5,692	-
Loss on extinguishment of debt	-	3,325
Change in derivative liability	(301,974)	-
Change in warrant liability	-	-
Change in consignment gold	-	(14,421)
Amortization of debt discount	303,968	9,960
Changes in operating assets and liabilities:
Decrease/(increase) in trade receivables	(7,935)	(15,580)
Decrease/(increase) inventories	924,377	(453,355)
Decrease/(increase) prepaid expenses and other current assets	(7,250)	(128,723)
Increase/(decrease) accounts payable and accrued liabilities	340,747	366,490
Increase/(decrease) accrued liabilities - related parties	244,207	240,957
Increase/(decrease) secured borrowings	(5,005)	(46,724)
Net Cash Provided by (Used in) Operating Activities	285,091	(166,914)

Cash Flows From Investing Activities:
Advances payable - related parties	-	(27,126)
Purchase of fixed assets	(6,471)	(1,081)
Net Cash Used In Investing Activities	(6,471)	(28,207)

Cash Flows From Financing Activities:
Repayment of notes payable	(120,000)	(150,000)
Repayment of notes payable-related parties	(208,221)	(578,750)
Repayment of convertible notes payable	(300,500)	-
Proceeds from notes payable	-	125,000
Proceeds from notes payable-related parties	188,000	446,000
Proceeds from convertible notes payable	174,000	199,000
Proceeds from sale of common stock	27,500	-
Net Cash Provided by (Used in) Financing Activities	(239,221)	41,250
Effects of exchange rate changes on cash	(3,915)	106
Net Increase / (Decrease) in Cash	35,484	(153,765)
Cash at Beginning of Period	51,802	194,653
Cash at End of Period	$87,286	$40,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$237,604	$86,663
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt	$-	$8,325
Assets held to satisfy secured borrowings	$129,180	$177,386

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2018

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,485,706 during the period ended March 31, 2018, and had a working capital deficit of $14,699,962 as of March 31, 2018. These factors among others indicate that the Company may be unable to continue as a going concern for at least one year from the date the consolidated financial statements are issued or available to be issued.

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

Management is currently working to make changes that will result in profitable operations and to obtain additional funding sources to meet the Company’s need for cash for at least one year from the date the consolidated financial statements are issued or available to be issued.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 5,144,994 common share equivalents have been excluded from the diluted loss per share calculation for the period ended March 31, 2018 because it would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the three months ending March 31, 2018 and the year ended December 31, 2017.

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

As of January 1, 2018, the Company adopted FASB ASC 606 – Revenue from Contracts with Customers. The Company has implemented this standard and feels that there was no material impact on the Company’s revenue recognition or its financial statements.

3. Joint Venture – Corpus Gold, LLC

On October 1, 2017, the Company entered into a joint venture agreement with Corpus Mining and Exploration, Ltd. (Corpus) and formed a new entity, Corpus Gold, LLC (Corpus Gold). Corpus Gold is to provide a framework within which the Company will provide management services in directing and managing an exploration, drilling and evaluation of the mineral resources in concessions owned by the Company and Corpus will provide the capital necessary to complete such purpose. All revenues will be shared based on the revenue sharing agreement of 80% to Corpus and 20% to the Company. The Company pays the monthly expenses of Corpus Gold and is reimbursed by Corpus. As of March 31, 2018, the Company had a receivable of $11,969 for expenses spent in the three months ended March 31, 2018. These funds were received by the Company in April 2018.

4. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Supplies	$45,791	$70,261
Mineralized Material on Leach Pads	242,608	843,183
ADR Plant	104,160	159,463
Finished Ore	112,190	357,275
Total Inventories	$504,749	$1,430,182

There were no stockpiles at March 31, 2018 and December 31, 2017. In April 2018, management decided to impair the inventory on the old leach pad. The Company recorded an impairment of $700,101 for the inventory in process on the leach pad as of March 31, 2018.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2018 and December 31, 2017:

Debt Derivative Liabilities
Balance, December 31, 2016	$-
Transfers in upon initial fair value of derivative liabilities	1,069,533
Change in fair value of derivative liabilities and warrant liability	(421,726)
Change attributed to loss on extinguishment of debt	-
Transfers to permanent equity upon exercise of warrants	-
Balance, December 31, 2017	$647,807
Transfers in upon initial fair value of derivative liabilities	159,850
Change in fair value of derivative liabilities and warrant liability	(301,974)
Change attributed to loss on extinguishment of debt	-
Transfers to permanent equity upon exercise of warrants	-
Balance, March 31, 2018	$505,683
Net gain for the period included in earnings relating to the liabilities held at March 31, 2018	$301,974
Net gain for the period included in earnings relating to the liabilities held at December 31, 2017	$421,726

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

At March 31, 2018, the Company marked to market the fair value of the debt derivatives and determined a fair value of $505,683. The Company recorded a gain from change in fair value of debt derivatives of $301,974 for the period ended March 31, 2018. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 148.36% through 181.69%, (3) weighted average risk-free interest rate of 1.93% through 2.09% (4) expected life of 0.42 through 0.85 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

6. Property, Plant and Equipment, Net

Property, plant and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Land	$278,729	$279,344
Buildings	2,436,182	2,441,552
Machinery and Equipment	971,395	967,008
Office Equipment and Furniture	43,513	43,605
Vehicles	87,645	87,838
Construction in Process	72	-
	3,817,536	3,819,347
Less Accumulated Depreciation	(2,988,403)	(2,937,287)
Total Property, Plant and Equipment, net	$829,133	$882,060

In December 2016, the Company determined that the leach pad at the Clavo Rico mine was reaching its capacity. It was determined that the depreciation of the leach pad should be accelerated to fully depreciate the leach pad by March 31, 2017. This constitutes a change in management estimates. During the three months ended March 31, 2018 and 2017, the Company recognized depreciation expense of $57,693 and $557,667, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	March 31, 2018	March 31, 2017
Cost of Goods Sold	$47,418	$457,111
General and Administrative	10,275	100,556
Total	$57,693	$557,667

7. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $351,937 and $352,713 as of March 31, 2018 and December 31, 2017, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The decrease in the reclamation liability in 2018 was due to the currency exchange rate. The increase in the reclamation liability in 2017 was related to the expansion of the heap leach facility and related infrastructure. The write-off of the precious metal inventory in process did not affect the reclamation liability because the leach pad has not changed in size or volume of material on it.

Changes to the asset retirement obligation were as follows:

	March 31, 2018	December 31, 2017
Balance, Beginning of Year	$352,713	$256,070
Liabilities incurred	(776)	96,643
Disposal	-	-
Balance, End of Year	$351,937	$352,713

8. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at March 31, 2018 and December 31, 2017 consisted of the following:

	3/31/2018	12/31/2017
Accounts Payable	$917,679	$899,939
Accrued Liabilities	309,977	270,123
Accrued Salaries and Benefits	291,905	262,323
Advances Payable	189,675	107,932
Total Accrued Liabilities	$1,709,236	$1,540,317

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

On June 20, 2017, the Company entered into four new financing arrangements with third parties for a combined principal amount of $195,720. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $19,572, for a total expected remittance of $215,292. The maturity date of the notes is June 21, 2018. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of March 31, 2018, the Company held 98 ounces of gold, valued at a cost of $129,180, to satisfy the liabilities upon maturity leaving a net obligation of $81,727, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	March 31, 2018	December 31, 2017
Secured obligations	$195,720	$195,720
Guaranteed interest	19,572	19,572
Deferred interest	(4,385)	(9,198)
	210,907	206,094
Gold held as security	(129,180)	(119,361)
Secured Borrowings, net	$81,727	$86,733

10. Notes Payable

Notes payable were comprised of the following as of March 31, 2018 and December 31, 2017:

Notes Payable	March 31, 2018	December 31, 2017
3-2-1 Partners, Inc.	$-	$40,000
GS Capital Partners	-	80,000
Phil Zobrist	60,000	60,000
Total Notes Payable	60,000	180,000
Less Unamortized Discount	-	(698)
Total Notes Payable, Net of Unamortized Debt Discount	$60,000	$179,302

3-2-1 Partners, LLC – On November 30, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $40,000 (the “Note”) due on December 14, 2017 and bears a 5% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on January 16, 2018. As of March 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

GS Capital Partners – On August 11, 2017, the Company issued an unsecured Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $80,000 (the “Note”) due on April 11, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $76,000 (less an original issue discount (“OID”) of $4,000). For the three months ended March 31, 2018, the Company amortized $698 of debt discount to current period operations as interest expense. The Company made a payment of $109,468 towards the principal balance and accrued interest of $29,468 on February 5, 2018. As of March 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of March 31, 2018, the gross balance of the note was $60,000 and accrued interest was $56,367.

11. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2018 and December 31, 2017:

Notes Payable - Related Parties	March 31, 2018	December 31, 2017
Claymore Management	$185,000	$185,000
Diamond 80, LLC	49,000	49,000
Francis E. Rich IRA	100,000	-
GAIA Ltd	1,150,000	1,150,000
Legends Capital	775,000	815,000
LWB Irrev Trust	1,101,000	1,101,000
MDL Ventures	1,252,094	1,171,793
Silverbrook Corporation	2,227,980	2,227,980
WOC Energy LLC	40,000	40,000
Total Notes Payable - Related Parties	$6,880,074	$6,739,773

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of March 31, 2018, the gross balance of the note was $185,000 and accrued interest was $234,468.

D. D’Ambrosio – On February 13, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $88,000 (the “Note”) due on March 31, 2018 and bears a 5.70% interest rate. The Company made a payment of $93,000 towards the principal balance and accrued interest of $5,000 on March 30, 2018. As of March 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2018 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on June 30, 2017. As of March 31, 2018, the outstanding balance of the Note was $49,000 and accrued interest was $0.

Francis E. Rich IRA – On January 31, 2018, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of $100,000 (the “Note”) due on June 15, 2018 and bears a 30.0% interest rate. As of March 31, 2018, the outstanding balance of the Note was $100,000 and accrued interest was $4,849.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. As of March 31, 2018, the gross balance of the note was $1,150,000 and accrued interest was $1,241,112.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of March 31, 2018, the gross balance of the note was $765,000 and accrued interest was $848,490.

Legends Capital Group – On May 16, 2017, the Company issued an unsecured Short-Term Promissory Note to Legends Capital Group in the principal amount of $100,000 (the “Note”) due on September 15, 2017 and bears a 7.0% interest rate. The Company made a payment of $50,000 towards the principal balance and accrued interest of $0 on June 27, 2017. The Company made a payment of $40,000 towards the principal balance on February 28, 2018. As of March 31, 2018, the outstanding balance of the Note was $10,000 and accrued interest was $7,000.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of March 31, 2018, the gross balance of the note was $1,101,000 and accrued interest was $1,309,420.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of March 31, 2018, the gross balance of the note was $1,252,094 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2017. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. As of March 31, 2018, the gross balance of the note was $2,227,980 and accrued interest was $2,210,549.

WOC Energy, LLC – On November 6, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on January 6, 2018 and bears a 4.0% interest rate. As of March 31, 2018, the outstanding balance of the Note was $40,000 and accrued interest was $0.

12. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2018 and December 31, 2017:

Convertible Notes Payable	March 31, 2018	December 31, 2017
Adar Bays LLC	$63,000	$63,000
Auctus Fund	-	110,000
Crossover Capital	110,500	110,500
Crown Bridge Partners	-	50,000
Eagle Equities	63,000	63,000
Ema Financial	112,000	112,000
GS Capital Partners	80,000	-
JS Investments	60,000	-
LG Capital Funding	-	52,500
Power Up Lending	106,000	98,000
Silo Equity Partners	-	53,000
Total Convertible Notes Payable	594,500	712,000
Less Unamortized Discount	(345,813)	(480,233)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	$248,687	$231,767

Adar Bays, LLC – On December 6, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Adar Bays, LLC (“Adar Bays”), in the principal amount of $63,000 (the “Note”) due on December 6, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2018, the Company amortized $15,534 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $63,000 and accrued interest was $1,588.

Auctus Fund – On August 17, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Auctus Fund (“Auctus”), in the principal amount of $110,000 (the “Note”) due on May 17, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $99,750 (less an original issue discount (“OID”) of $10,250). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 15 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount while the “Chill” is in effect. On February 5, 2018, the Company paid $156,759 to pay off the principal balance of $110,000 and $46,759 in accrued interest and prepayment penalty. For the three months ended March 31, 2018, the Company amortized $55,201 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Crossover Capital Fund II, LLC – On November 30, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crossover Capital Fund II, LLC (“Crossover Capital”), in the principal amount of $110,500 (the “Note”) due on August 30, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $10,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2018, the Company amortized $36,429 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $110,500 and accrued interest was $4,396.

Crown Bridge Partners – On August 10, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $50,000 (the “Note”) due on August 10, 2018 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $43,000 (less an original issue discount (“OID”) of $7,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On January 24, 2018, the Company paid $74,623 to pay off the principal balance of $50,000 and $24,623 in accrued interest and prepayment penalty. For the three months ended March 31, 2018, the Company amortized $30,411 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Eagle Equities, LLC – On December 12, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Eagle Equities, LLC (“Eagle Equities”), in the principal amount of $63,000 (the “Note”) due on December 12, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2018, the Company amortized $15,534 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $63,000 and accrued interest was $1,505.

Ema Financial – On December 5, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Ema Financial, in the principal amount of $112,000 (the “Note”) due on December 5, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,800 (less an original issue discount (“OID”) of $11,200). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. However, if the Company’s share price at any time loses the bid, then the conversion price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the conversion shares to the Holder, or any date thereafter while conversion shares are held by the Holder, the closing bid price per share of common stock on the principal market on the trading day on which the common shares are traded is less than the sale price used to calculate the conversion price, then such conversion price shall be automatically reduced using the new low closing bid price and additional shares issued to the Holder. In the event the Company experiences a DTC “Chill” on its shares, or if the closing sale price at any time falls below $0.145, then the conversion price shall be decreased an additional 15% discount. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 5% discount will apply to all future conversions on this note. For the three months ended March 31, 2018, the Company amortized $27,616 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $112,000 and accrued interest was $4,271.

GS Capital Partners – On February 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $80,000 (the “Note”) due on February 1, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $76,000 (less an original issue discount (“OID”) of $4,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the three months ended March 31, 2018, the Company amortized $12,712 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $80,000 and accrued interest was $1,017.

JSJ Investments – On January 24, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $60,000 (the “Note”) due on January 22, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $58,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the three months ended March 31, 2018, the Company amortized $10,909 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $60,000 and accrued interest was $1,302.

LG Capital Funding – On September 9, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to LG Capital Funding (“LG Cap”), in the principal amount of $52,500 (the “Note”) due on September 7, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $2,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On March 9, 2018, the Company paid $76,400 to pay off the principal balance of $52,500 and $23,900 in accrued interest and prepayment penalty. For the three months ended March 31, 2018, the Company amortized $35,959 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On August 18, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $35,000. The total net proceeds the Company received was $32,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of May 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On January 31, 2018, the Company paid $49,767 to pay off the principal balance of $35,000 and $14,767 in accrued interest and prepayment penalty. For the three months ended March 31, 2018, the Company amortized $1,579 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

On December 5, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of September 15, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the three months ended March 31, 2018, the Company amortized $951 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $63,000 and accrued interest was $2,403.

On February 1, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $43,000. The total net proceeds the Company received was $40,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of November 15, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of ten percent (10% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the three months ended March 31, 2018, the Company amortized $606 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $43,000 and accrued interest was $820.

Silo Equity Partners – On August 22, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Silo Equity Partners (“Silo”), in the principal amount of $53,000 (the “Note”) due on August 22, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On February 9, 2018, the Company paid $77,030 to pay off the principal balance of $53,000 and $24,030 in accrued interest and prepayment penalty. For the three months ended March 31, 2018, the Company amortized $33,978 of debt discount to current period operations as interest expense. As of March 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

13. Stockholders’ Deficit

Common Stock

On January 1, 2018, 760,000 shares of common stock were issued to officers, former officers and members of the board of directors of the Company as payment for consulting services performed. These shares were valued at $0.2846 per share for a value of $216,296.

On January 1, 2018, 20,000 shares of common stock were issued to a former officers and members of the board of directors of the Company as part of a settlement agreement. These shares were valued at $0.2846 per share for a value of $5,692.

On January 30, 2018, the Company issued 250,000 shares of common stock for $27,500 in cash. These shares were valued at $0.11 per share.

On March 30, 2018, the Company issued 36,385 shares for services performed per a consulting agreement in 2015. These shares were valued and expensed based on quoted market prices at that time. These shares had never been issued.

Warrants

The following tables summarize the warrant activity during the three months ended March 31, 2018 and the year ended December 31, 2017:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2016	277,685	$3.08
Granted	500,000	0.70
Exercised	-	-
Forfeited	(34,048)	4.95
Balance at December 31, 2017	743,637	1.28
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2018	743,637	$1.28

2018 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2018	Weighted Average Exercise Price
$0.50 - 6.88	743,637	1.30 years	$1.28	743,637	$1.28

14. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. In October 2017, the agreement was renegotiated to increase the monthly amount to $25,000 per month. As of March 31, 2018, the Company owed $960,000 to the stockholder/director in accrued consulting fees.

15. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business.

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the United States District Court for the Western District of North Carolina, Statesville Division. The Plaintiffs filed a First Amended Complaint on May 8, 2017. The Amended Complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin). The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company filed a motion to dismiss on jurisdictional grounds on May 19, 2017. Magistrate Judge David S. Cayer issued a Memorandum and Recommendation and Order that the Motion to Dismiss should be granted. Judge Connor, the Federal Judge to whom the case was assigned, entered an Order and Judgement on March 29, 2018 adopting the Recommendation of the Magistrate and Dismissing the case.

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

In the opinion of management, as of March 31, 2018, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

16. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the three months ended March 31, 2018, 100 percent of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of March 31, 2018. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

17. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through May 21, 2018, the date which the financial statements were available to be issued and there are no material subsequent events.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2018, the results of its consolidated statements of comprehensive income/(loss) for the three-month period ended March 31, 2018, and its consolidated cash flows for the three-month period ended March 31, 2018. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Three months ended March 31, 2018 compared to the Three months ended March 31, 2017

We incurred a net loss of $1,485,706 for the three-month period ended March 31, 2018, and a net loss of $685,510 for the three-month period ended March 31, 2017, a change of $800,196. This change in our results over the two periods is primarily the result of a write-down in the inventory in process, a decrease in depreciation expense and an increase in interest expense. The write-down of $700,101 to the value of mineralized materials on the leach pad was a result of management’s determination in April 2018 that it would be more economically feasible to remove the material from the older areas of the leach pad and begin producing again on those areas. Starting in May 2018, the Company will begin to reutilize the areas and plans to begin production of new material on these sections of the leach pad in August 2018. This should allow for the company to add new material to the leach pad and continue to increase production in future periods. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2018 and 2017:

	Three-Months Ended March 31,		Increase/
	2018	2017	(Decrease)
Revenues	$1,179,440	$979,632	$199,808
Cost of Sales	1,687,599	895,637	791,962
General and Administrative	477,811	326,993	150,818
Depreciation and Amortization Expenses	10,275	100,556	(90,281)
Total Operating Expenses	2,175,685	1,323,186	852,499
Income (Loss) from Operations	(996,245)	(343,554)	652,691
Other Income (expense)	131	2,848	2,717
Change in Derivative Liabilities	301,974	-	(301,974)
Loss on Extinguishment of Debt	-	(3,325)	(3,325)
Change in Consignment Gold	-	14,421	14,421
Interest Expense	(791,566)	(356,900)	434,666
Income (Loss) from Operations Before Taxes	(1,485,706)	(686,510)	799,196
Net Income (Loss)	$(1,485,706)	$(686,510)	$799,196

Liquidity and Capital Resources

Our balance sheet as of March 31, 2018 reflects assets of $1,508,372. We had cash in the amount of $87,286 and working capital deficit in the amount of $14,699,962 as of March 31, 2018. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2018	December 31, 2017
Current assets	$641,334	$1,528,591
Current liabilities	15,341,296	15,037,381
Working capital deficit	$(14,699,962)	$(13,508,790)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $17,867,743. In addition, there is a working capital deficit of $14,699,962 as of March 31, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three-Months Ended March 31,
	2018	2017
Net Cash Provided by (Used in) Operating Activities	$285,091	$(166,914)
Net Cash Used in Investing Activities	(6,471)	(28,207)
Net Cash Provided by (Used in) Financing Activities	(239,221)	41,250
Effects of Exchange Rate Changes on Cash	(3,915)	106
Net Increase (Decrease) in Cash	$35,484	$(153,765)

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2018 was $285,091, an increase of $452,005 from the $166,914 net cash used during the three months ended March 31, 2017. This increase in the cash provided by operating activities was primarily due to the decrease of precious metals inventory of $700,101 and the increase in cost of precious metals production of $245,092 by the Company.

Investing Activities

Investing activities during the three months ended March 31, 2018 used $6,471, a decrease of $21,736 from the $28,207 used by activities during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company purchased $6,471 in fixed assets.

Financing Activities

Financing activities during the three months ended March 31, 2018 used $239,221, a decrease of $280,471 from the $41,250 provided by financing activities during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company received $188,000 in proceeds from notes payable - related parties, $174,000 in proceeds from convertible notes payable and $27,500 in proceeds from the sale of common stock. The Company made $120,000 in payments on notes payable, $208,221 in payments on notes payable – related parties and $300,500 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2017 and March 31, 2018 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2018 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the United States District Court for the Western District of North Carolina, Statesville Division. The Plaintiffs filed a First Amended Complaint on May 8, 2017. The Amended Complaint alleges fraud, breach of contract, state securities fraud, federal securities fraud, breach of fiduciary duty, unjust enrichment, and negligent misrepresentation against the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin). The allegations arise from the change of control transaction in February 2013 and other documents related to that transaction. The Company filed a motion to dismiss on jurisdictional grounds on May 19, 2017. Magistrate Judge David S. Cayer issued a Memorandum and Recommendation and Order that the Motion to Dismiss should be granted. Judge Connor, the Federal Judge to whom the case was assigned, entered an Order and Judgement on March 29, 2018 adopting the Recommendation of the Magistrate and Dismissing the case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2018, the Company issued the following equity securities:

On January 30, 2018, 250,000 shares of common stock of the Company were issued to John Bushnell for a cash payment of $27,500 or $0.11 per share. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 1, 2018, 600,000 shares of common stock were issued to Trent D’Ambrosio as payment for services performed for the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 1, 2018, 50,000 shares of common stock were issued to Trent D’Ambrosio as payment for services performed for the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 1, 2018, 10,000 shares of common stock were issued to Rod Sperry as payment for services performed for the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 1, 2018, 100,000 shares of common stock were issued to Kyle Pickar as payment for services performed for the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

On January 1, 2018, 20,000 shares of common stock were issued to Michael Ahlin as a settlement for all amounts owed to him by the Company. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 3(a)(9) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering.

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

INCEPTION MINING INC.

Date: May 21, 2018	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

