Form 10-K
period 2018-12-31
INCEPTION MINING INC.
filed 2019-04-01
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2018

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

[  ] Yes No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $5,428,524.

Outstanding Shares

As of April 1, 2019, the Registrant had 54,223,505 shares of common stock and 51 shares of preferred stock outstanding.

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

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2018, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding additional permanent employees, as well as the possible purchase or lease of equipment.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2018, our accumulated deficit since inception was $22,009,285. We have substantial current obligations and at December 31, 2018, we had $19,096,378 of current liabilities compared to only $653,395 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2018. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

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

Our company is completely dependent on Trent D’ Ambrosio, our Chief Executive Officer and Chief Financial Officer. Mr. D’ Ambrosio is also a member of our Board of Directors. The loss of Mr. D’ Ambrosio could significantly and adversely affect our business and could even result in a complete failure of the Company. We do not carry any life insurance on the life of Mr. D’ Ambrosio.

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

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2018 and our related consolidated statements of operations, deficiency in stockholders’ deficit, and cash flows for the year ended December 31, 2018, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’ s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

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

We believe our future success will depend upon our ability to retain our key management, primarily Mr. D’ Ambrosio, our Chief Executive Officer and Chief Financial Officer. We may not be successful in attracting, assimilating and retaining our employees in the future.

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

At this property and during the period covered under this Annual Report, the Company extracted 91,932 tons of material through surface operations, with an average grade of 2.46 grams of gold per ton and 0.84 grams of silver per ton. After processing this material using the on-site leach pad, the Company produced 2,932 ounces of gold for a gold recovery percentage of 40.20% and 998 ounces of silver for refining, for a silver recovery percentage of 40.19%

The Company utilizes four distinct properties located at the Clavo Rico Concession: the main Clavo Rico property, where extraction, leaching, and processing occurs, and the Modesto, Loli, and Juan Carlos Williams properties, which are used as extraction sites. The Modesto location was acquired by the Company pursuant to a real estate purchase agreement in March 2016. The Company is permitted access to the Loli and Juan Carlos Williams properties pursuant to informal oral agreements.

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

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2018, we paid monthly rent of approximately $1,000 for use of a corporate office, which we anticipate will be sufficient until we commence full operations.

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

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the United States District Court for the Western District of North Carolina, Statesville Division. This matter was dismissed for lack of personal jurisdiction in an Order and Judgment dated March 28, 2018.

On June 12, 2017, Danzig Ltd, filed an arbitration in Boston, Massachusetts, with the American Arbitration Association (AAA) against the Company and two if its officers and directors (Trent D’ Ambrosio and Michael Ahlin). Messrs. D’ Ambrosio and Ahlin were dismissed on the ground that they were not proper parties to the Arbitration. A hearing occurred the week of April 9, 2018. On October 24, 2018, a Final Award was issued dismissing all claims asserted by Danzig against Inception and awarding Inception $361,710.74 in fees and costs.

On July 20, 2017, Elliott Foxcroft filed an AAA arbitration in Salt Lake City, Utah, against the Company and two if its officers and directors (Trent D’ Ambrosio and Michael Ahlin). On November 16, 2018, Order No. 7 Dismissing Claims of Claimant [Foxcroft] with Prejudice Under AAA Rule 57, and Granting Motion to Dismiss [Inception’s] Counterclaims without Prejudice was entered. This concluded this arbitration as the claims asserted by Foxcroft against Inception were dismissed with prejudice, and Inception’s claims were dismissed without prejudice.

On August 22, 2017, the Company and two of its officers and directors (Trent D’ Ambrosio and Michael Ahlin) filed a complaint against Danzig Ltd., Elliott Foxcroft, and Brett Bertolami in the United States District Court, District of Utah, Central Division. On November 29, 2018 the United States District Court for the District of Utah entered an order denying Inception’s motion to dismiss Defendants’ Counterclaim but required the Defendants (Danzig, ltd, Bertalomi, and Foxcroft) to file a more definite statement of their claims by December 14, 2018. The ordered filing was not made and Inception filed another motion to dismiss. The dismissal of the counterclaim with prejudice was entered on January 15, 2019. A final Amended Judgment in a Civil Case was entered in the case on February 13, 2019 which also included confirmation of the order and award entered in the Boston and Salt Lake arbitrations, respectively.

One of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., has been served with notice of a labor dispute brought in Honduras by one of the Company’s former employees. The complaint alleges that the former employee was terminated from his position with the Company’s subsidiary and is entitled to certain statutory compensation. The Company has responded with its assertion that the employee voluntarily resigned and was not involuntarily terminated. The case was heard in Honduras by a labor judge and the Company has appealed the ruling in this case.

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

Holders

As of March 29, 2019, there were 1,476 holders of record of our common stock and one holder of record for our preferred stock.

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

Recent Sales of Unregistered Securities

On October 22, 2018, the Company entered into a Securities Purchase Agreement with POWER UP LENDING GROUP LTD., pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate amount of $63,000. The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On October 23, 2018, the Company issued an unsecured Convertible Promissory Note to EMA Financial, in the principal amount of $75,000 due on July 23, 2019 and bears 12% per annum interest, due at maturity. The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On October 25, 2018, the Company issued an unsecured Convertible Promissory Note to Crown Bridge Partners, in the principal amount of $55,000 due on May 11, 2019 and bears 5% per annum interest, due at maturity. The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On October 26, 2018, the Company entered into a Securities Purchase Agreement with LABRYS FUND, LP, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $300,000. The Note has a maturity date of April 26, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. In connection with the issuance of the Note, the Company issued to the Purchaser 1,362,398 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The Company issued 235,000 shares of common stock in connection with this note. The Note and the Returnable Shares were issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On November 1, 2018, the Company issued common stock to certain directors, consultants and employees of the Company. The Company issued 500,000 shares to Trent D’ Ambrosio, 25,000 shares to Whitney Cluff, 25,000 to Rodney Sperry, and 50,000 shares to Kyle Pickard in consideration for services rendered. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On November 7, 2018, the Company entered into a Securities Purchase Agreement with Coolidge Capital, LLC, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate amount of $75,000. The Note has a maturity date of August 7, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On November 9, 2018, the Company issued an unsecured Convertible Promissory Note to JSJ Investments, in the principal amount of $100,000 due on November 9, 2019 and bears 12% per annum interest, due at maturity. The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On November 26, 2018, the Company issued an unsecured Convertible Promissory Note to Morningview Financial, in the principal amount of $55,000 due on November 26, 2019 that bears 10% per annum interest, due at maturity. The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On November 28, 2018, the Company issued an unsecured Convertible Promissory Note to GS Capital Partners, in the principal amount of $200,000 due on November 28, 2019 and bears 8% per annum interest, due at maturity. The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On December 4, 2018, the Company issued an unsecured Convertible Promissory Note to Auctus Fund, in the principal amount of $125,000 due on September 4, 2019 and bears 12% per annum interest, due at maturity. The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On December 7, 2018, the Company issued an unsecured Convertible Promissory Noteto LG Capital Funding in the principal amount of $100,000 due on December 7, 2019 that bears 10% per annum interest, due at maturity. The Company issued 39,473 shares of common stock in connection with this note. The Note and the Shares issued in connection with this Note were issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On December 12, 2018, the Company issued an unsecured Convertible Promissory Note to Eagle Equities, LLC, in the principal amount of $103,000 due on June 8, 2019 and bears 8% per annum interest, due at maturity. The Note was issued without registration under the Securities Act of 1933, as amended, based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On January 14, 2019, the Company entered into a Securities Purchase Agreement with LABRYS FUND, LP, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $282,000. The Note has a maturity date of July 14, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. In connection with the issuance of the Note, the Company issued to the Purchaser 1,000,000 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The Company issued 130,000 shares of common stock in connection with this note. The Note and the Returnable Shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

We had a net loss of $5,627,050 for the year ended December 31, 2018, which was $2,242,523 more than the net loss of $3,384,527 for the year ended December 31, 2017. This change in our results over the two periods is primarily the result of an increase in interest expense from the debt discounts from convertible notes the associated derivative liabilities of $2,629,246 and that is offset with the increase of $557,835 in the change of derivative liabilities, an increase in interest expense paid in cash of $675,574 and the write-down of metals in process on the leach pad of $1,058,812. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Increase/
	2018	2017	(Decrease)
Revenues	$3,967,869	$3,631,759	$336,110
Cost of Sales	3,740,708	3,754,072	(13,364)
General and Administrative	2,035,203	1,449,735	585,468
Depreciation and Amortization Expenses	38,237	115,929	(77,692)
Total Operating Expenses	5,814,148	5,319,736	494,412
Income (Loss) from Operations	(1,846,279)	(1,687,977)	158,302
Other Income (expense)	4,942	12,567	7,625
Change in Derivative Liabilities	979,561	421,726	557,835
Loss on Extinguishment of Debt	(8,510)	(3,325)	5,185
Interest Expense	(4,756,764)	(2,127,518)	2,629,246
Income (Loss) from Operations Before Taxes	(5,627,050)	(3,384,527)	2,242,523
Net Income (Loss)	$(5,627,050)	$(3,384,527)	$2,242,523

Liquidity and Capital Resources

Our balance sheet as of December 31, 2018, reflects assets of $1,354,295. As we had cash in the amount of $50,857 and a working capital deficit in the amount of $18,442,983 as of December 31, 2018, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2018	December 31, 2017
Current assets	$653,395	$1,528,591
Current liabilities	19,096,378	15,037,381
Working capital deficit	$(18,442,983)	$(13,508,790)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss since inception of $22,009,285. In addition, there is a working capital deficiency of $18,442,983 and a stockholder’s deficiency of $18,075,011 as of December 31, 2018. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2018	2017
Net Cash Provided by (Used in) Operating Activities	$(175,029)	$(39,922)
Net Cash Used in Investing Activities	(30,499)	(287,501)
Net Cash Provided by (Used in) Financing Activities	199,650	184,608
Effects of Exchange Rate Changes on Cash	4,933	(35)
Net Increase (Decrease) in Cash	$(945)	$(142,850)

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2018 was $175,029, an increase of $135,107 from the $39,923 net cash used in operating activities during the year ended December 31, 2017. This increase is mostly due to a decrease in inventory and an increase in accounts payable and accrued liabilities (related and non-related parties).

Investing Activities

Cash used in investing activities during the year ended December 31, 2018 was $30,499, a decrease of $257,002 from the $287,501 net cash outflow during the year ended December 31, 2017. This decrease was due to fewer purchases of fixed assets.

Financing Activities

Financing activities during the year ended December 31, 2018, provided $199,650 to us, an increase of $15,042 from the $184,608 provided by financing activities during the year ended December 31, 2017. During the year ended December 31, 2018, the company received $0 from notes payable, $1,813,200 in notes payable from related parties, $2,637,500 in convertible notes payable, made payments of $120,000 in cash on notes payable, $2,550,006 in cash on notes payable – related parties and $1,688,500 in cash on convertible notes.

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2018, the Company recorded a net loss of $5,627,050 and used $175,029 in cash from operating activities. The Company has a net loss since inception of $22,009,285. In addition, there is a working capital deficiency of $18,442,983 and a stockholder’s deficiency of $18,075,011 as of December 31, 2018. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financials statements.

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

Revenue Recognition - Effective January 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

The Company generates revenue by selling gold and silver produced from its mining operations. The majority of the Company’s sales come from the sale of refined gold; however, the end product at the Company’s gold operations is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of the Company’s refining agreements, the doré bars are refined for a fee, and the Company’s share of the refined gold and silver is credited to its bullion account.

The Company recognizes revenue for gold and silver from doré production when it satisfies the performance obligation of transferring gold and silver inventory to the customer, which generally occurs upon transfer of gold and silver bullion credits as this is the point at which the customer obtains the ability to direct the use and obtain substantially all of the remaining benefits of ownership of the asset.

The Company generally recognizes the sale of gold bullion credits at the prevailing market price when gold bullion credits are delivered to the customer. The transaction price is determined based on the agreed upon market price and the number of ounces delivered. Payment is due upon delivery of gold bullion credits to the customer’s account

All accounts receivable amounts are due from a single customer. Substantially all mining revenues recorded in the current period also related to the same customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product.

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah on a month-to-month basis.

The Company incurred rent expense of $13,891 and $12,923 for the year ended December 31, 2018 and 2017.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2018 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2018 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D/Ambrosio	54	CEO, CFO and Director

Whit Cluff	68	Director

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

Compensation Table for Executives

Name & Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Trent D’Ambrosio,	2018	0	0	265,304	0	0	0	265,304
CEO, CFO and Director	2017	0	100,000	2,995,703	0	0	0	3,095,703

Whit Cluff,	2018	0	0	18,958	0	0	8,000	26,958
Director	2017	0	10,000	4,353	0	0	18,500	32,853

Employment Agreements

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of July 1, 2018 and provides for compensation of $450,000 annually. Additionally, the employment agreement provides for equity compensation to be issued valued at $5,000 per month and an optional annual bonus of up to $4,500,000 to be determined by the Board of Directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 29, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 56,506,993 shares of our common stock issued and outstanding as of March 29, 2019. We do not have any outstanding options, or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Inception Mining, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (1)	11,685,874	20.68%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Madison, LLC (1)	2,495,855	4.42%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Jason Briggs (2) 4049 S. Highland Drive Salt Lake City, Utah 84124	1,341,523	2.37%

All 5% beneficial owners as a group		15,523,252	27.47%

(1)	Beneficially controlled by Jason Briggs.
(2)	Includes additional shares beneficially owned by Jason Briggs including 311,982 shares owned personally and 1,029,541 shares owned by two separate irrevocable trust for which Jason Briggs serves as trustee.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Trent D’Ambrosio (1)	3,402,101	6.02%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Whit Cluff (1)	536,597	0.95%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

All Officers and Directors as a Group		3,938,698	6.97%

(1)	Executive officer and/or director of the Company.

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

As of December 31, 2018, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2018, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

The Company took several short-term notes payable from related parties during 2017. The Company received $1,813,200 in cash from related parties and paid out $2,550,006 in cash to related parties on notes payable.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of July 1, 2018 and provides for compensation of $450,000 annually. Additionally, the employment agreement provides for equity compensation to be issued valued at $5,000 per month and an optional annual bonus of up to $4,500,000 to be determined by the Board of Directors.

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2018, and 2016:

Fee Category	2018	2017
Audit Fees	$77,000	$77,186
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$77,000	$77,186

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2018 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12	List of Subsidiaries (12)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2017. (15)
10.14	Employment Agreement with Trent D’Ambrosio *

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2017.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: April 1, 2019	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2019	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	April 1, 2019

/s/ Whit Cluff
Whit Cluff	Director	April 1, 2019

INCEPTION MINING, INC.

CONTENTS

PAGE	F-1	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

PAGES	F-6 - F-35	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Inception Mining, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015

Salt Lake City, UT

April 1, 2019

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$50,857	$51,802
Accounts receivable	5,548	170
Inventories	570,614	1,430,182
Prepaid expenses and other current assets	26,376	46,437
Total Current Assets	653,395	1,528,591

Property, plant and equipment, net	664,041	882,060
Other assets	36,859	25,586
Total Assets	$1,354,295	$2,436,237

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,631,997	$1,540,317
Accrued interest - related parties	6,647,300	5,611,682
Secured borrowings, net	217,223	86,733
Notes payable, net of debt discounts	60,000	179,302
Notes payable - related parties	6,822,657	6,739,773
Convertible notes payable, net of debt discounts	1,169,395	231,767
Derivative liabilities	2,547,806	647,807
Total Current Liabilities	19,096,378	15,037,381

Mine reclamation obligation	341,845	352,713
Total Liabilities	19,438,223	15,390,094

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding as of December 31, 2018 and 2017	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 54,093,505 and 52,183,761 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	541	522
Additional paid-in capital	4,490,866	3,992,407
Accumulated Deficit	(22,009,285)	(16,383,271)
Accumulated other comprehensive income	(557,134)	(555,635)
Total Controlling Interest	(18,075,011)	(12,945,976)
Non-Controlling Interest	(8,917)	(7,881)
Total Stockholders’ Deficit	(18,083,928)	(12,953,857)
Total Liabilities and Stockholders’ Deficit	$1,354,295	$2,436,237

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31, 2018	December 31, 2017
Precious Metals Income	$3,967,869	$3,631,759

Operating Expenses
Cost of sales	3,740,708	3,754,072
General and administrative	2,035,203	1,449,735
Depreciation and amortization	38,237	115,929
Total Operating Expenses	5,814,148	5,319,736
Loss from Operations	(1,846,279)	(1,687,977)

Other Income/(Expenses)
Other income (expense)	4,942	12,567
Change in derivative liability	979,561	421,726
Loss on extinguishment of debt	(8,510)	(3,325)
Interest expense	(4,756,764)	(2,127,518)
Total Other Income/(Expenses)	(3,780,771)	(1,696,550)

Net Loss from Operations before Income Taxes	(5,627,050)	(3,384,527)
Provision for Income Taxes	-	-
NET LOSS	(5,627,050)	(3,384,527)
NET LOSS - Non-Controlling Interest	1,036	369
NET LOSS - Controlling Interest	$(5,626,014)	$(3,384,158)

Net loss per share - Basic	$(0.11)	$(0.07)
Net loss per share - Diluted	$(0.11)	$(0.07)
Weighted average number of shares outstanding during the period - Basic	53,501,213	51,635,405
Weighted average number of shares outstanding during the period - Diluted	53,501,213	51,635,405

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	1,499	(5,960)
Total Comprehensive Loss	(5,625,551)	(3,390,487)
Total Comprehensive Income (Loss) - Non-Controlling Interest	(378)	357
Total Comprehensive Loss - Controlling Interest	$(5,625,929)	$(3,390,130)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Accumulated Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2016	51	$1	51,229,590	$512	$3,607,391	$(12,999,113)	$(549,675)	$(7,512)	$(9,948,396)
Shares issued for services	-	-	77,891	1	26,999	-	-	-	27,000
Warrants issued for services	-	-	-	-	124,448	-	-	-	124,448
Warrants issued with note payable	-	-	-	-	26,253	-	-	-	26,253
Shares issued for debt settlement	-	-	615,000	6	158,319	-	-	-	158,325
Share cancellation	-	-	(18,720)	-	-	-	-	-	-
Shares issued for cash	-	-	280,000	3	48,997	-	-	-	49,000
Foreign currency translation adjustment	-	-	-	-	-	-	(5,960)	-	(5,960)
Net loss for the year	-	-	-	-	-	(3,384,158)	-	(369)	(3,384,527)
Balance, December 31, 2017	51	1	52,183,761	522	3,992,407	(16,383,271)	(555,635)	(7,881)	(12,953,857)
Shares issued for services	-	-	1,516,385	16	351,442	-	-	-	351,458
Shares issued for cash	-	-	450,000	4	41,996	-	-	-	42,000
Shares issued with note payable	-	-	329,723	3	46,194	-	-	-	46,197
Beneficial conversion feature on note payable	-	-	-	-	42,813	-	-	-	42,813
Shares issued with settlement of Accounts payable	-	-	100,000	1	16,009	-	-	-	16,010
Share cancellation	-	-	(486,364)	(5)	5	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(1,499)	-	(1,499)
Net loss for the period	-	-	-	-	-	(5,626,014)	-	(1,036)	(5,627,050)
Balance, December 31, 2018	51	$1	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net Loss	$(5,627,050)	$(3,384,527)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	225,395	639,097
Common stock issued for services	351,458	27,000
Warrants issued for services	-	124,448
Loss on extinguishment of debt	8,510	3,325
Change in derivative liability	(979,561)	(421,726)
Amortization of debt discount	2,438,886	721,305
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	16,640	(17,368)
Decr (incr) inventories	839,691	82,653
Decr (incr) prepaid expenses and other current assets	(14,601)	4,851
Incr (decr) accounts payable and accrued liabilities	1,529,985	1,232,663

Incr (decr) accounts payable and accrued liabilities - related parties	1,035,618	948,357
Net Cash Used In Operating Activities	(175,029)	(39,922)

Cash Flows From Investing Activities:
Purchase of fixed assets	(30,499)	(287,501)
Net Cash Used In Investing Activities	(30,499)	(287,501)

Cash Flows From Financing Activities:
Repayment of notes payable	(120,000)	(633,500)
Repayment of notes payable-related parties	(2,550,006)	(1,377,881)
Repayment of convertible notes payable	(1,688,500)	(373,000)
Repayment of secured borrowings	(40,647)	-
Proceeds from notes payable	-	649,500
Proceeds from notes payable-related parties	1,813,200	870,700
Proceeds from convertible notes payable	2,637,500	972,550
Proceeds from secured borrowings	17,093	27,239
Common stock issued with convertible note payable	89,010	-
Proceeds from issuance of common stock	42,000	49,000
Net Cash Provided by Financing Activities	199,650	184,608
Effects of exchange rate changes on cash	4,933	(35)
Net Decrease in Cash	(945)	(142,850)
Cash at Beginning of Period	51,802	194,652
Cash at End of Period	$50,857	$51,802

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,057,500	$381,926
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of note payable - related party	$-	$150,000
Common stock issued for extinguishment of debt and accounts payable	$16,010	$8,325
Common stock issued for note commitment fee	$46,193	$8,325
Assets held to satisfy secured borrowings	$19,401	$119,362
Recognition of debt discounts on convertible notes payable	$1,031,741	$-

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2018, the Company recorded net loss of $5,627,050 and used $175,029 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Revenue Recognition - Effective January 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

The Company generates revenue by selling gold and silver produced from its mining operations. The majority of the Company’s sales come from the sale of refined gold; however, the end product at the Company’s gold operations is generally doré bars. Doré is an alloy consisting primarily of gold but also containing silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% gold. Under the terms of the Company’s refining agreements, the doré bars are refined for a fee, and the Company’s share of the refined gold and silver is credited to its bullion account.

The Company recognizes revenue for gold and silver from doré production when it satisfies the performance obligation of transferring gold and silver inventory to the customer, which generally occurs upon transfer of gold and silver bullion credits as this is the point at which the customer obtains the ability to direct the use and obtain substantially all of the remaining benefits of ownership of the asset.

The Company generally recognizes the sale of gold bullion credits at the prevailing market price when gold bullion credits are delivered to the customer. The transaction price is determined based on the agreed upon market price and the number of ounces delivered. Payment is due upon delivery of gold bullion credits to the customer’s account.

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

Loss per Common Share - Basic net loss per common share is computed by dividing net loss, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive loss per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Common share equivalents of 28,206,471 have been excluded in the diluted income per share calculation for 2018 because they would be anti-dilutive. Common share equivalents of 4,688,168 have been excluded in the diluted income per share calculation for 2017 because they would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2018 and 2017.

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah on a month-to-month basis.

The Company incurred rent expense of $13,891 and $12,923 for the year ended December 31, 2018 and 2017.

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

3. Joint Venture – Corpus Gold, LLC

On October 1, 2017, the Company entered into a joint venture agreement with Corpus Mining and Exploration, Ltd. (Corpus) and formed a new entity, Corpus Gold, LLC (Corpus Gold). Corpus Gold is to provide a framework within which the Company will provide management services in directing and managing an exploration, drilling and evaluation of the mineral resources in concessions owned by the Company and Corpus will provide the capital necessary to complete such purpose. All revenues will be shared based on the revenue sharing agreement of 80% to Corpus and 20% to the Company. The Company pays the monthly expenses of Corpus Gold and is reimbursed by Corpus. As of December 31, 2018, the Company had a receivable of $0 for expenses spent in December 2018.

4. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Supplies	$87,231	$70,261
Mineralized Material on Leach Pads	247,213	843,183
ADR Plant	40,642	159,463
Finished Ore	195,528	357,275
Total Inventories	$570,614	$1,430,182

There were no stockpiles at December 31, 2018 and 2017. During 2018, management decided to write down the inventory on one of its leach pads. The Company recorded a write down of $1,058,812 for the inventory in process on the leach pad as of December 31, 2018.

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

The derivative liability as of December 31, 2018, in the amount of $2,547,806 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018 and 2017:

Debt Derivative Liabilities
Balance, December 31, 2016	$-
Transfers in upon initial fair value of derivative liabilities	1,069,533
Change in fair value of derivative liabilities and warrant liability	(421,726)
Balance, December 31, 2017	$647,807
Transfers in upon initial fair value of derivative liabilities	2,879,560
Change in fair value of derivative liabilities and warrant liability	(979,561)
Balance, December 31, 2018	$2,547,806
Net gain for the period included in earnings relating to the liabilities held at December 31, 2018	$979,561
Net gain for the period included in earnings relating to the liabilities held at December 31, 2017	$421,726

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

At December 31, 2018, the Company marked to market the fair value of the debt derivatives and determined a fair value of $2,511,226. The Company recorded a gain from change in fair value of debt derivatives of $953,390 for the year ended December 31, 2018. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 203.03% to 306.25%, (3) weighted average risk-free interest rate of 2.45% to 2.63% (4) expected life of 0.27 to 1.59 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

Warrant liabilities – During the year ended December 31, 2018, the Company issued warrants in conjunction with the issuance of three Crown Bridge Convertible Notes. These warrants contained certain reset provisions. The accounting treatment of derivative financial instruments required that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At December 31, 2018 and 2017, the Company had a warrant liability of $36,580 and $0, respectively. The Company recorded a gain from change in fair value of warrant liability of $26,171 and $0 for the years ended December 31, 2018 and 2017, respectively.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Land	$270,736	$279,344
Buildings	2,366,323	2,441,552
Machinery and Equipment	956,669	967,008
Office Equipment and Furniture	42,311	43,605
Vehicles	85,132	87,838
Construction in Process	11,277	-
	3,732,448	3,819,347
Less Accumulated Depreciation	(3,068,407)	(2,937,287)
Total Property, Plant and Equipment	$664,041	$882,060

During the years ended December 31, 2018 and 2017, the Company recognized depreciation expense of $225,395 and $639,097, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	December 31, 2018	December 31, 2017
Cost of Goods Sold	$187,158	$523,168
General and Administrative	38,237	115,929
Total	$225,395	$639,097

7. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $341,845 and $352,713 as of December 31, 2018 and 2017, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increase in the reclamation liability in 2017 was related to the expansion of the heap leach facility and related infrastructure. The decrease in 2018 was due to the foreign currency translation rate.

Changes to the asset retirement obligation were as follows:

	December 31, 2018	December 31, 2017
Balance, Beginning of Year	$352,713	$256,070
Liabilities incurred	(10,868)	96,643
Disposal	-	-
Balance, End of Year	$341,845	$352,713

8. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Accounts Payable	$558,749	$899,939
Accrued Liabilities	394,017	270,123
Accrued Salaries and Benefits	410,930	262,323
Advances Payable	268,301	107,932
Total Accrued Liabilities	$1,631,997	$1,540,317

9. Secured Borrowings

On June 20, 2017, the Company entered into four financing arrangements with third parties for a combined principal amount of $195,720. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $19,572, for a total expected remittance of $215,292. The maturity date of the notes is June 21, 2018. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2017, the Company held 96 ounces of gold, valued at a cost of $119,361, to satisfy the liabilities upon maturity leaving a net obligation of $86,733, which is recorded on the Company’s balance sheet as secured borrowings.

On June 25, 2018, the Company entered into four new financing arrangements with third parties for a combined principal amount of $225,000. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $22,500, for a total expected remittance of $247,500. The maturity date of the notes is June 26, 2019. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2018, the Company held 17 ounces of gold, valued at a cost of $19,401, to satisfy the liabilities upon maturity leaving a net obligation of $217,223, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	December 31, 2018	December 31, 2017
Secured obligations	$225,005	$195,720
Guaranteed interest	22,500	19,572
Deferred interest	(10,881)	(9,198)
	236,624	206,094
Gold held as security	(19,401)	(119,361)
Secured Borrowings, net	$217,223	$86,733

10. Notes Payable

Notes payable were comprised of the following as of December 31, 2018 and December 31, 2017:

Notes Payable	December 31, 2018	December 31, 2017
3-2-1 Partners, Inc.	$-	$40,000
GS Capital Partners	-	80,000
Phil Zobrist	60,000	60,000
Total Notes Payable	60,000	180,000
Less Unamortized Discount	-	(698)
Total Notes Payable, Net of Unamortized Debt Discount	$60,000	$179,302

3-2-1 Partners, LLC – On November 30, 2017, the Company issued an unsecured Short-Term Promissory Note to 3-2-1 Partners, LLC in the principal amount of $40,000 (the “Note”) due on December 14, 2017 and bears a 5% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on January 16, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

GS Capital Partners – On August 11, 2017, the Company issued an unsecured Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $80,000 (the “Note”) due on April 11, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $76,000 (less an original issue discount (“OID”) of $4,000). For the year ended December 31, 2018, the Company amortized $698 of debt discount to current period operations as interest expense. The Company made a payment of $109,468 towards the principal balance and accrued interest of $29,468 on February 5, 2018. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of December 31, 2018, the gross balance of the note was $60,000 and accrued interest was $64,504.

11. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of December 31, 2018 and December 31, 2017:

Notes Payable - Related Parties	Relationship	December 31, 2018	December 31, 2017
Claymore Management	Affiliate - Controlled by Director	$185,000	$185,000
Diamond 80, LLC	Immediate Family Member	49,000	49,000
Francis E. Rich IRA	Immediate Family Member	100,000	-
GAIA Ltd	Affiliate - Controlled by Director	1,150,000	1,150,000
Legends Capital	Affiliate - Controlled by Director	765,000	815,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,204,677	1,171,793
Silverbrook Corporation	Affiliate - Controlled by Director	2,227,980	2,227,980
WOC Energy LLC	Affiliate - Controlled by Director	40,000	40,000
Total Notes Payable - Related Parties		$6,822,657	$6,739,773

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management, an affiliated company controlled by a director of the Company, in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of December 31, 2018, the gross balance of the note was $185,000 and accrued interest was $259,668.

D. D’Ambrosio – On February 13, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $88,000 (the “Note”) due on March 30, 2018 and bears a 5.70% interest rate. The Company made a payment of $93,000 towards the principal balance and accrued interest of $5,000 on March 30, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On April 4, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $80,000 (the “Note”) due April 30, 2018 and bears a 5.00% interest rate. The Company made a payment of $84,000 towards the principal balance and accrued interest of $4,000 on April 16, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On April 19, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $80,000 (the “Note”) due on April 30, 2018 and bears a 5.00% interest rate. The Company made a payment of $84,000 towards the principal balance and accrued interest of $4,000 on April 30, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 3, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $90,000 (the “Note”) due on May 15, 2018 and bears a 5.00% interest rate. The Company made a payment of $94,500 towards the principal balance and accrued interest of $4,500 on May 14, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 9, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $10,000 (the “Note”) due on May 15, 2018 and bears a 5.00% interest rate. The Company made a payment of $10,500 towards the principal balance and accrued interest of $500 on May 14, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 16, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $90,000 (the “Note”) due on May 30, 2018 and bears a 5.00% interest rate. The Company made a payment of $94,500 towards the principal balance and accrued interest of $4,500 on May 23, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 24, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $100,000 (the “Note”) due on June 15, 2018 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on March 30, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On June 5, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $100,000 (the “Note”) due on June 30, 2018 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on June 25, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On June 27, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $120,000 (the “Note”) due on July 18, 2018 and bears a 5.0% interest rate. The Company made a payment of $126,000 towards the principal balance and accrued interest of $6,000 on July 5, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 6, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $150,000 (the “Note”) due on August 15, 2018 and bears a 5.00% interest rate. The Company made a payment of $157,500 towards the principal balance and accrued interest of $7,500 on August 7, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On August 10, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $100,000 (the “Note”) due on August 31, 2018 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on August 29, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On August 31, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $100,000 (the “Note”) due on September 15, 2018 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on September 13, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On September 17, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $100,000 (the “Note”) due on October 5, 2018 and bears a 5.0% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,500 on October 3, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On October 15, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $105,000 (the “Note”) due on October 25, 2018 and bears a 5.0% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,500 on October 30, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On November 13, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $100,000 (the “Note”) due on December 25, 2018 and bears a 5.0% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on December 13, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On December 19, 2018, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio, an immediate family member of a Company officer, in the principal amount of $60,000 (the “Note”) due on January 20, 2019 and bears a 5.0% interest rate. The Company made a payment of $63,000 towards the principal balance and accrued interest of $3,000 on December 31, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC, an affiliated company controlled by a director of the Company, in the principal amount of $50,000 (the “Note”) due on December 31, 2018 and bears a 5.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on June 30, 2017. As of December 31, 2018, the outstanding balance of the Note was $49,000 and accrued interest was $46,700.

Diamond 80, LLC – On August 20, 2018, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC, an affiliated company controlled by a director of the Company, in the principal amount of $40,000 (the “Note”) due on August 31, 2018 and bears a 50% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on August 29, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

Francis E. Rich IRA – On January 31, 2018, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA, an immediate family member of a Company officer, in the principal amount of $100,000 (the “Note”) due on February 14, 2019 and bears a 30.0% interest rate. As of December 31, 2018, the outstanding balance of the Note was $100,000 and accrued interest was $11,301.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd., an affiliated company controlled by a director of the Company, for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. As of December 31, 2018, the gross balance of the note was $1,150,000 and accrued interest was $1,397,071.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group, an affiliated company controlled by a director of the Company, for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of December 31, 2018, the gross balance of the note was $765,000 and accrued interest was $952,237.

Legends Capital Group – On May 16, 2017, the Company issued an unsecured Short-Term Promissory Note to Legends Capital Group, an affiliated company controlled by a director of the Company, in the principal amount of $100,000 (the “Note”) due on July 1, 2017 and bears a 7.0% interest rate. The Company made a payment of $50,000 towards the principal balance and accrued interest of $0 on June 27, 2017. The Company made a payment of $40,000 towards the principal balance on February 28, 2018. The Company made a payment of $10,000 towards the principal balance on May 2, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $7,000.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust, an affiliated company controlled by a director of the Company, for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of December 31, 2018, the gross balance of the note was $1,101,000 and accrued interest was $1,458,733.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of December 31, 2018, the gross balance of the note was $1,204,677 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation, an affiliated company controlled by a director of the Company, for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. As of December 31, 2018, the gross balance of the note was $2,227,980 and accrued interest was $2,512,700.

WOC Energy, LLC – On November 6, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC, an affiliated company controlled by a director of the Company, in the principal amount of $40,000 (the “Note”) due on January 6, 2018 and bears a 4.0% interest rate. As of December 31, 2018, the outstanding balance of the Note was $40,000 and accrued interest was $2,000.

WOC Energy, LLC – On June 5, 2018, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC, an affiliated company controlled by a director of the Company, in the principal amount of $60,000 (the “Note”) due on June 30, 2018 and bears a 5.0% interest rate. The Company made a payment of $63,000 towards the principal balance and accrued interest of $3,000 on June 29, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On July 19, 2018, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC, an affiliated company controlled by a director of the Company, in the principal amount of $70,000 (the “Note”) due on August 15, 2018 and bears a 5.0% interest rate. The Company made a payment of $73,000 towards the principal balance and accrued interest of $3,000 on August 8, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On November 12, 2018, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC, an affiliated company controlled by a director of the Company, in the principal amount of $70,000 (the “Note”) due on December 15, 2018 and bears a 5.0% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on December 19, 2018. As of December 31, 2018, the outstanding balance of the Note was $0 and accrued interest was $0.

12. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2018 and December 31, 2017:

Convertible Notes Payable	December 31, 2018	December 31, 2017
Adar Alef LLC	$105,000	$-
Adar Bays LLC	-	63,000
Antczak Polich Law LLC	430,000	-
Auctus Fund	125,000	110,000
Coolidge Capital	75,000	-
Crossover Capital	82,894	110,500
Crown Bridge Partners	55,000	50,000
Discover Growth	150,000	-
Eagle Equities	103,000	63,000
Ema Financial	75,000	112,000
GS Capital Partners	300,000	-
JSJ Investments	100,000	-
Labrys Funding	300,000	-
LG Capital Funding	100,000	52,500
Morningview Financial	55,000	-
Power Up Lending	116,000	98,000
SBI Investments	110,000	-
Silo Equity Partners	-	53,000
Total Convertible Notes Payable	2,281,894	712,000
Less Unamortized Discount	(1,112,499)	(480,233)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	$1,169,395	$231,767

Adar Alef, LLC – On November 19, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Adar Alef, LLC (“Adar Alef”), in the principal amount of $105,000 (the “Note”) due on November 19, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the year ended December 31, 2018, the Company amortized $12,082 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $105,000 and accrued interest was $967.

Adar Bays, LLC – On December 6, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Adar Bays, LLC (“Adar Bays”), in the principal amount of $63,000 (the “Note”) due on December 6, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 24, 2018, the Company paid $87,374 to pay off the principal balance of $63,000 and $24,374 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $58,685 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Adar Bays, LLC – On May 29, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Adar Bays, LLC (“Adar Bays”), in the principal amount of $105,000 (the “Note”) due on May 29, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On November 14, 2018, the Company paid $145,693 to pay off the principal balance of $105,000 and $40,693 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $105,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Auctus Fund – On August 17, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Auctus Fund (“Auctus”), in the principal amount of $110,000 (the “Note”) due on May 17, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $99,750 (less an original issue discount (“OID”) of $10,250). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 15 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount while the “Chill” is in effect. On February 5, 2018, the Company paid $156,759 to pay off the principal balance of $110,000 and $46,759 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $55,201 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Auctus Fund – On December 4, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Auctus Fund (“Auctus”), in the principal amount of $125,000 (the “Note”) due on September 4, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $112,250 (less an original issue discount (“OID”) of $12,750). The Note is convertible into common stock, at holder’s option, at a 50% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount while the “Chill” is in effect. For the year ended December 31, 2018, the Company amortized $12,318 of debt discount to current period operations as interest expense. As of year ended December 31, 2018, the gross balance of the note was $125,000 and accrued interest was $1,110.

Coolidge Capital, LLC – On May 21, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Coolidge Capital, LLC. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $75,000. The total net proceeds the Company received was $70,500 (less an original issue discount (“OID”) of $4,500). The Note has a maturity date of February 21, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $4,500 which will be amortized over the life of the note. On October 31, 2018, the Company paid $101,250 to pay off the principal balance of $75,000 and $26,250 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $4,500 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Coolidge Capital, LLC – On November 7, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Coolidge Capital, LLC. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $75,000. The total net proceeds the Company received was $70,500 (less an original issue discount (“OID”) of $4,500). The Note has a maturity date of August 7, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $4,500 which will be amortized over the life of the note. For the year ended December 31, 2018, the Company amortized $890 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $75,000 and accrued interest was $1,332.

Crossover Capital Fund II, LLC – On November 30, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crossover Capital Fund II, LLC (“Crossover Capital”), in the principal amount of $110,500 (the “Note”) due on August 30, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $10,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 23, 2018, the Company paid $157,777 to pay off the principal balance of $110,500 and $47,277 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $97,952 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Crossover Capital Fund II, LLC – On July 10, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crossover Capital Fund II, LLC (“Crossover Capital”), in the principal amount of $82,894 (the “Note”) due on April 10, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $75,000 (less an original issue discount (“OID”) of $7,894). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the year ended December 31, 2018, the Company amortized $52,641 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $82,894 and accrued interest was $4,742.

Crown Bridge Partners – On August 10, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $50,000 (the “Note”) due on August 10, 2018 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $43,000 (less an original issue discount (“OID”) of $7,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a five year life and an exercise price of $0.75 per share. On January 24, 2018, the Company paid $74,623 to pay off the principal balance of $50,000 and $24,623 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $30,411 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Crown Bridge Partners – On May 11, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $50,000 (the “Note”) due on May 11, 2019 and bears 5% per annum interest, due at maturity. The total net proceeds the Company received was $43,000 (less an original issue discount (“OID”) of $7,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a five year life and an exercise price of $0.75 per share. On October 24, 2018, the Company paid $73,651 to pay off the principal balance of $50,000 and $23,651 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $50,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Crown Bridge Partners – On October 25, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $55,000 (the “Note”) due on May 11, 2019 and bears 5% per annum interest, due at maturity. The total net proceeds the Company received was $47,000 (less an original issue discount (“OID”) of $8,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If the conversion price drops below $0.15 per share, then the conversion price will be 50% of the trading price. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a five year life and an exercise price of $0.75 per share. For the year ended December 31, 2018, the Company amortized $10,096 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $55,000 and accrued interest was $505.

Discover Growth Fund – On August 2, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Discover Growth Fund (“Discover Growth”), in the principal amount of $150,000 (the “Note”) due on August 2, 2020 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $150,000. The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If at any time while the note is outstanding, an event of default occurs, then an additional discount of 10% shall be factored into the variable conversion price until the note is no longer outstanding. For the year ended December 31, 2018, the Company amortized $30,985 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $150,000 and accrued interest was $6,205.

Eagle Equities, LLC – On December 12, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Eagle Equities, LLC (“Eagle Equities”), in the principal amount of $63,000 (the “Note”) due on December 12, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On June 5, 2018, the Company paid $91,564 to pay off the principal balance of $63,000 and $28,564 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $59,721 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Eagle Equities, LLC – On June 8, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Eagle Equities, LLC (“Eagle Equities”), in the principal amount of $103,000 (the “Note”) due on June 8, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On December 7, 2018, the Company paid $149,826 to pay off the principal balance of $103,000 and $46,826 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $103,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Eagle Equities, LLC – On December 12, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Eagle Equities, LLC (“Eagle Equities”), in the principal amount of $103,000 (the “Note”) due on December 12, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the year ended December 31, 2018, the Company amortized $5,362 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $103,000 and accrued interest was $429.

EMA Financial – On December 5, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to EMA Financial, in the principal amount of $112,000 (the “Note”) due on December 5, 2018 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,800 (less an original issue discount (“OID”) of $11,200). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. However, if the Company’s share price at any time loses the bid, then the conversion price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the conversion shares to the Holder, or any date thereafter while conversion shares are held by the Holder, the closing bid price per share of common stock on the principal market on the trading day on which the common shares are traded is less than the sale price used to calculate the conversion price, then such conversion price shall be automatically reduced using the new low closing bid price and additional shares issued to the Holder. In the event the Company experiences a DTC “Chill” on its shares, or if the closing sale price at any time falls below $0.145, then the conversion price shall be decreased an additional 15% discount. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 5% discount will apply to all future conversions on this note. On June 4, 2018, the Company paid $160,080 to pay off the principal balance of $112,000 and $48,080 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $104,022 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

EMA Financial – On October 23, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to EMA Financial, in the principal amount of $75,000 (the “Note”) due on July 23, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $67,500 (less an original issue discount (“OID”) of $7,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. However, if the Company’s share price at any time loses the bid, then the conversion price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the conversion shares to the Holder, or any date thereafter while conversion shares are held by the Holder, the closing bid price per share of common stock on the principal market on the trading day on which the common shares are traded is less than the sale price used to calculate the conversion price, then such conversion price shall be automatically reduced using the new low closing bid price and additional shares issued to the Holder. In the event the Company experiences a DTC “Chill” on its shares, or if the closing sale price at any time falls below $0.047, then the conversion price shall be decreased an additional 15% discount. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 15% discount will apply to all future conversions on this note. For the year ended December 31, 2018, the Company amortized $18,956 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $75,000 and accrued interest was $1,701.

GS Capital Partners – On February 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $80,000 (the “Note”) due on February 1, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $76,000 (less an original issue discount (“OID”) of $4,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On July 30, 2018, the Company paid $107,156 to pay off the principal balance of $80,000 and $27,156 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $80,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

GS Capital Partners – On June 8, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $80,000 (the “Note”) due on June 8, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $76,000 (less an original issue discount (“OID”) of $4,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On December 4, 2018, the Company paid $107,174 to pay off the principal balance of $80,000 and $27,174 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $80,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

GS Capital Partners – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $100,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the year ended December 31, 2018, the Company amortized $41,043 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $100,000 and accrued interest was $3,332.

GS Capital Partners – On November 28, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $200,000 (the “Note”) due on November 28, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $190,000 (less an original issue discount (“OID”) of $10,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the year ended December 31, 2018, the Company amortized $18,082 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $200,000 and accrued interest was $1,447.

JSJ Investments – On January 24, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $60,000 (the “Note”) due on January 24, 2019 and bears 12% per annum interest (default interest increases to 18% while default continues), due at maturity. The total net proceeds the Company received was $58,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 18, 2018, the Company paid $83,111 to pay off the principal balance of $60,000 and $23,111 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $60,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

JSJ Investments – On May 16, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $128,000 (the “Note”) due on May 16, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $125,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On November 13, 2018, the Company paid $173,933 to pay off the principal balance of $128,000 and $45,933 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $128,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

JSJ Investments – On November 9, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $100,000 (the “Note”) due on November 9, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $98,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the year ended December 31, 2018, the Company amortized $14,247 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $100,000 and accrued interest was $1,710.

Labrys Fund LP – On May 25, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $114,500. The Note has a maturity date of November 25, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $14,500). The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on May 25, 2018. In connection with the issuance of the Note, the Company issued to the Purchaser 316,298 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.30 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. The Default Note Conversion Price is a 45% discount of the lowest trading price of the common stock during the 30 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount on all future conversions. The Company issued 55,250 shares of common stock in connection with this note, which were valued at $10,498 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $40,121 which will be amortized over the life of the note. On October 31, 2018, the Company paid $125,484 to pay off the principal balance of $114,500 and $10,984 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $40,121 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

Labrys Fund LP – On October 26, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $300,000. The Note has a maturity date of April 26, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total net proceeds the Company received was $270,000 (less an original issue discount (“OID”) of $30,000). The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on October 26, 2018. In connection with the issuance of the Note, the Company issued to the Purchaser 1,362,398 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.11 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. The Default Note Conversion Price is a 45% discount of the lowest trading price of the common stock during the 30 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount on all future conversions. The Company issued 235,000 shares of common stock in connection with this note, which were valued at $28,200 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $85,473 which will be amortized over the life of the note. For the year ended December 31, 2018, the Company amortized $30,996 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $300,000 and accrued interest was $6,510.

LG Capital Funding – On September 9, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to LG Capital Funding (“LG Cap”), in the principal amount of $52,500 (the “Note”) due on September 7, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $2,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On March 9, 2018, the Company paid $76,400 to pay off the principal balance of $52,500 and $23,900 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $35,959 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

LG Capital Funding – On June 8, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to LG Capital Funding (“LG Cap”), in the principal amount of $75,000 (the “Note”) due on June 8, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $71,250 (less an original issue discount (“OID”) of $3,750). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On December 3, 2018, the Company paid $103,045 to pay off the principal balance of $75,000 and $28,045 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $3,750 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

LG Capital Funding – On December 7, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to LG Capital Funding (“LG Cap”), in the principal amount of $100,000 (the “Note”) due on December 7, 2019 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $85,000 (less an original issue discount (“OID”) of $15,000). The Note is convertible into common stock, at holder’s option, for the first 6 months at a fixed price of $0.18 per share and after that date at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount on all future conversions. The Company issued 39,473 shares of common stock in connection with this note, which were valued at $7,500 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $22,500 which will be amortized over the life of the note. For the year ended December 31, 2018, the Company amortized $1,479 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $100,000 and accrued interest was $658.

Morningview Financial – On November 26, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Morningview Financial (“Morningview”), in the principal amount of $55,000 (the “Note”) due on November 26, 2019 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $47,500 (less an original issue discount (“OID”) of $7,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. For the year ended December 31, 2018, the Company amortized $5,274 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $55,000 and accrued interest was $527.

Power Up Lending Group – On August 18, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $35,000. The total net proceeds the Company received was $32,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of May 30, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On January 31, 2018, the Company paid $49,767 to pay off the principal balance of $35,000 and $14,767 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $1,579 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

On December 5, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of September 15, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On June 5, 2018, the Company paid $89,943 to pay off the principal balance of $63,000 and $26,943 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $2,725 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

On February 1, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $43,000. The total net proceeds the Company received was $40,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of November 15, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On July 12, 2018, the Company paid $60,531 to pay off the principal balance of $43,000 and $17,531 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $3,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

On June 5, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of March 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On October 22, 2018, the Company paid $86,824 to pay off the principal balance of $63,000 and $23,824 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $3,000 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

On July 12, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $53,000. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of April 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the year ended December 31, 2018, the Company amortized $1,767 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $53,000 and accrued interest was $2,997.

On October 22, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of July 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. For the year ended December 31, 2018, the Company amortized $747 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $63,000 and accrued interest was $1,450.

SBI Investments – On December 17, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to SBI Investments, LLC (“SBI”), in the principal amount of $110,000 (the “Note”) due on June 17, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $10,000). The Note is convertible into common stock, at holder’s option, at a 50% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. If at any time while the note is outstanding, an event of default occurs, then an additional discount of 15% shall be factored into the variable conversion price until the note is no longer outstanding. For the year ended December 31, 2018, the Company amortized $8,462 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $110,000 and accrued interest was $338.

Silo Equity Partners – On August 22, 2017, the Company issued an unsecured Convertible Promissory Note (“Note”) to Silo Equity Partners (“Silo”), in the principal amount of $53,000 (the “Note”) due on August 22, 2018 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On February 9, 2018, the Company paid $77,030 to pay off the principal balance of $53,000 and $24,030 in accrued interest and prepayment penalty. For the year ended December 31, 2018, the Company amortized $34,268 of debt discount to current period operations as interest expense. As of December 31, 2018, the gross balance of the note was $0 and accrued interest was $0.

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

On March 30, 2018, 20,000 shares of common stock were issued to a former officers and members of the board of directors of the Company as part of a settlement agreement. These shares were valued at $0.2846 per share for a value of $5,692.

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

On May 27, 2018, the Company entered into a Settlement Agreement with a consultant through which the consultant agreed to return 36,364 shares of common stock to the Company. The 36,364 shares were returned to the Company and were immediately cancelled.

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

On July 18, 2018, the Company issued 200,000 shares of common stock for $14,500 in cash. These shares were valued at $0.725 per share.

On September 24, 2018, the Company entered into a Settlement Agreement with a consultant through which the consultant agreed to return 450,000 shares of common stock to the Company. The 450,000 shares were returned to the Company and were immediately cancelled.

On September 28, 2018, 600,000 shares of common stock were issued to officers, former officers and members of the board of directors of the Company as payment for consulting services performed. These shares were valued at $0.1891 per share for a value of $113,460.

On October 26, 2018, in connection with the issuance of the Note to Labrys Fund LP, the Company issued to the Note Purchaser 235,000 shares of its common stock as commitment shares for the issuance of the note. These shares were valued at $0.12 per share for a total value of $28,200.

On December 7, 2018, in connection with the issuance of the Note to LG Capital Funding, LLC, the Company issued to the Note Purchaser 39,473 shares of its common stock as commitment shares for the issuance of the note. These shares were valued at $0.19 per share for a total value of $7,499.

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

On January 1, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five year life and are exercisable at $0.75 per share.

On May 11, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five year life and are exercisable at $0.75 per share.

On October 25, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five year life and are exercisable at $0.75 per share.

The following tables summarize the warrant activity during the years ended December 31, 2018 and 2017:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2016	277,685	$3.08
Granted	500,000	0.70
Exercised	-	-
Forfeited	(34,048)	4.95
Balance at December 31, 2017	743,637	1.28
Granted	300,000	0.75
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2018	1,043,637	$1.12

2018 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2018	Weighted Average Exercise Price
$0.50 - 6.88	1,043,637	1.62 years	$1.12	1,043,637	$1.12

14. Net Loss Per Common Share

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

	Year Ended December 31,
	2018	2017
Numerator:
Net Loss	$(5,627,050)	$(3,384,527)
Non-Controlling Interest	1,036	369
Loss available to Controlling Shareholders	$(5,626,014)	$(3,384,158)

Denominator:
Basic Weighted Average Shares Outstanding	53,501,213	51,635,405
Effect of Dilutive Securities	-	-
Diluted Weighted Average Shares Outstanding	53,501,213	51,635,405

Net Loss per Common Share:
Basic	$(0.11)	$(0.07)
Diluted	$(0.11)	$(0.07)

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2018	2017
Expected income tax (recovery) expense at the statutory rate of 34%	$(1,913,197)	$(1,150,739)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	1,971	2,166
Change in valuation allowance	1,911,226	1,148,573
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred income tax asset:	2018	2017
Net operating loss carry-forwards	$7,277,496	$4,562,365
Section 195 Startup Costs	1,393,346	1,393,346
Other	-	-
Debt Discount	(859,485)	(245,244)
Derivative Liability	(333,051)	(143,387)
Mineral Property	-	-
Valuation allowance	(7,478,306)	(5,567,080)
Deferred income taxes	$-	$-

As of December 31, 2018 and December 31, 2017, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $7,277,500 and $4,562,000 million, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2038.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2038.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2011 through December 31, 2018 generally remain open to examination by the Internal Revenue Service until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired.

16. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2018, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Employment Agreements – Effective as of December 31, 2017, the Company entered into a Settlement Agreement with Michael Ahlin through which he agreed to receive 20,000 shares of common stock in exchange for waiving all amounts owed by the Company.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of July 1, 2018 and provides for compensation of $450,000 annually. Additionally, the employment agreement provides for equity compensation to be issued valued at $5,000 per month and an optional annual bonus of up to $4,500,000 to be determined by the Board of Directors.

Notes Payable – The Company took several short-term notes payable from related parties during 2017. The Company received $1,813,200 in cash from related parties and paid out $2,550,006 in cash to related parties on notes payable.

17. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. The following is a summary of pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations of the Company.

On January 26, 2017, the Company was served a copy of a complaint filed by Danzig Ltd. (“Danzig”) and Brett Bertolami (“Bertolami”) in the United States District Court for the Western District of North Carolina, Statesville Division. This matter was dismissed for lack of personal jurisdiction in an Order and Judgment dated March 28, 2018.

On June 12, 2017, Danzig Ltd, filed an arbitration in Boston, Massachusetts, with the American Arbitration Association (AAA) against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin). Messrs. D’Ambrosio and Ahlin were dismissed on the ground that they were not proper parties to the Arbitration. A hearing occurred the week of April 9, 2018. On October 24, 2018, a Final Award was issued dismissing all claims asserted by Danzig against Inception and awarding Inception $361,710.74 in fees and costs.

On July 20, 2017, Elliott Foxcroft filed an AAA arbitration in Salt Lake City, Utah, against the Company and two if its officers and directors (Trent D’Ambrosio and Michael Ahlin). On November 16, 2018, Order No. 7 Dismissing Claims of Claimant [Foxcroft] with Prejudice Under AAA Rule 57, and Granting Motion to Dismiss [Inception’s] Counterclaims without Prejudice was entered. This concluded this arbitration as the claims asserted by Foxcroft against Inception were dismissed with prejudice, and Inception’s claims were dismissed without prejudice.

On August 22, 2017, the Company and two of its officers and directors (Trent D’Ambrosio and Michael Ahlin) filed a complaint against Danzig Ltd., Elliott Foxcroft, and Brett Bertolami in the United States District Court, District of Utah, Central Division. On November 29, 2018 the United States District Court for the District of Utah entered an order denying Inception’s motion to dismiss Defendants’ Counterclaim but required the Defendants (Danzig, ltd, Bertalomi, and Foxcroft) to file a more definite statement of their claims by December 14, 2018. The ordered filing was not made and Inception filed another motion to dismiss. The dismissal of the counterclaim with prejudice was entered on January 15, 2019. A final Amended Judgment in a Civil Case was entered in the case on February 13, 2019 which also included confirmation of the order and award entered in the Boston and Salt Lake arbitrations, respectively.

One of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., has been served with notice of a labor dispute brought in Honduras by one of the Company’s former employees. The complaint alleges that the former employee was terminated from his position with the Company’s subsidiary and is entitled to certain statutory compensation. The Company has responded with its assertion that the employee voluntarily resigned and was not involuntarily terminated. The case was heard in Honduras by a labor judge and the Company has appealed the ruling in this case.

In the opinion of management, as of December 31, 2017, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

18. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the year ended December 31, 2018, most of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of December 31, 2018. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

19. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through April 1, 2019, the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as noted below.

On January 14, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $282,000. The Note has a maturity date of July 14, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total net proceeds the Company received was $253,800 (less an original issue discount (“OID”) of $28,200). The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on January 14, 2019. In connection with the issuance of the Note, the Company issued to the Purchaser 1,000,000 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.11 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. The Default Note Conversion Price is a 45% discount of the lowest trading price of the common stock during the 30 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount on all future conversions. The Company issued 130,000 shares of common stock in connection with this note as commitment shares.

