Form 10-Q
period 2019-09-30
INCEPTION MINING INC.
filed 2019-11-14
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 59,835,102 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$209,544	$50,857
Accounts receivable	83,270	5,548
Inventories	1,081,399	570,614
Prepaid expenses and other current assets	48,465	26,376
Total Current Assets	1,422,678	653,395

Property, plant and equipment, net	490,958	664,041
Other assets	36,352	36,859
Total Assets	$1,949,988	$1,354,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,103,892	$1,631,997
Accrued interest - related parties	7,374,643	6,647,300
Secured borrowings, net	171,605	217,223
Notes payable, net of debt discounts	60,000	60,000
Notes payable - related parties	6,829,641	6,822,657
Convertible notes payable, net of debt discounts	591,260	1,169,395
Derivative liabilities	6,693,257	2,547,806
Total Current Liabilities	23,824,298	19,096,378

Long-term convertible notes payable, net of debt discount	1,056,734	-
Mine reclamation obligation	337,886	341,845
Total Liabilities	25,218,918	19,438,223

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 59,435,102 and 54,093,505 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	594	541
Additional paid-in capital	6,482,512	4,490,866
Accumulated deficit	(29,201,834)	(22,009,285)
Accumulated other comprehensive income - foreign currency translation	(541,945)	(557,134)
Total Controlling Interest	(23,260,672)	(18,075,011)
Non-Controlling Interest	(8,258)	(8,917)
Total Stockholders’ Deficit	(23,268,930)	(18,083,928)
Total Liabilities and Stockholders’ Deficit	$1,949,988	$1,354,295

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Precious Metals Income	$1,853,730	$794,227	$3,876,937	$3,155,812

Operating Expenses
Cost of sales	483,837	654,141	2,368,451	3,195,266
General and administrative	562,243	646,716	1,743,704	1,623,506
Depreciation and amortization	9,054	9,459	27,213	28,970
Total Operating Expenses	1,055,134	1,310,316	4,139,368	4,847,742
Income (Loss) from Operations	798,596	(516,089)	(262,431)	(1,691,930)

Other Income/(Expenses)
Other income (expense)	2,051	771	3,485	2,790
Change in derivative liability	(558,863)	(2,148,545)	687,140	(1,372,972)
Loss on extinguishment of debt	(40,350)	(8,510)	(147,320)	(8,510)
Interest expense	(1,238,479)	(722,037)	(7,472,764)	(2,593,634)
Total Other Income/(Expenses)	(1,835,641)	(2,878,321)	(6,929,459)	(3,972,326)

Net Loss from Operations before Income Taxes	(1,037,045)	(3,394,410)	(7,191,890)	(5,664,256)
Provision for Income Taxes	-	-	-	-
NET LOSS	(1,037,045)	(3,394,410)	(7,191,890)	(5,664,256)
NET INCOME (LOSS) - Non-Controlling Interest	(746)	438	(659)	871
NET LOSS - Controlling Interest	$(1,037,791)	$(3,393,972)	$(7,192,549)	$(5,663,385)

Net loss per share – Basic and Diluted	$(0.02)	$(0.06)	$(0.13)	$(0.11)

Weighted average number of shares outstanding during the period – Basic and Diluted	58,284,979	53,617,945	56,122,353	53,335,657

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(22,354)	(11,225)	15,189	2,306
Total Comprehensive Income (Loss)	(1,059,399)	(3,405,635)	(7,176,701)	(5,661,950)
Total Comprehensive Income (Loss) - Non-Controlling Interest	(52)	253	(69)	(118)
Total Comprehensive Income (Loss) - Controlling Interest	$(1,059,451)	$(3,405,382)	$(7,176,770)	$(5,662,068)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2018	51	$1	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)
Shares issued for services	-	-	650,000	6	122,844	-	-	-	122,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with note payable	-	-	130,000	1	81,640	-	-	-	81,641
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	37,347	-	37,347
Net loss for the period	-	-	-	-	-	(3,786,657)	-	(164)	(3,786,821)
Balance, March 31, 2019	51	1	55,348,505	553	4,756,095	(25,795,942)	(519,787)	(9,081)	(21,568,161)
Shares issued for services	-	-	500,000	5	123,965	-	-	-	123,970
Warrants issued with note payable	-	-	-	-	1,211,962	-	-	-	1,211,962
Foreign currency translation adjustment	-	-	-	-	-	-	196	-	196
Net loss for the period	-	-	-	-	-	(2,368,101)	-	77	(2,368,024)
Balance, June 30, 2019	51	1	55,848,505	558	6,092,022	(28,164,043)	(519,591)	(9,004)	(22,600,057)
Shares issued for services	-	-	600,000	6	61,994	-	-	-	62,000
Shares issued for conversion of note payable	-	-	2,986,597	30	328,496	-	-	-	328,526
Foreign currency translation adjustment	-	-	-	-	-	-	(22,354)	-	(22,354)
Net loss for the period	-	-	-	-	-	(1,037,791)	-	746	(1,037,045)
Balance, September 30, 2019	51	$1	59,435,102	$594	$6,482,512	$(29,201,834)	$(541,945)	$(8,258)	$(23,268,930)

Balance, December 31, 2017	51	$1	52,183,761	$522	$3,992,407	$(16,383,271)	$(555,635)	$(7,881)	$(12,953,857)
Shares issued for services	-	-	816,385	8	221,980	-	-	-	221,988
Shares issued for cash	-	-	250,000	3	27,497	-	-	-	27,500
Foreign currency translation adjustment	-	-	-	-	-	-	5,214	-	5,214
Net loss for the period	-	-	-	-	-	(1,484,472)	-	(1,234)	(1,485,706)
Balance, March 31, 2018	51	1	53,250,146	533	4,241,884	(17,867,743)	(550,421)	(9,115)	(14,184,861)
Shares issued for services	-	-	100,000	1	16,009	-	-	-	16,010
Shares issued with note payable	-	-	55,250	1	26,037	-	-	-	26,038
Share cancellation	-	-	(36,364)	(1)	1	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(548)	-	(548)
Net loss for the period	-	-	-	-	-	(784,283)	-	143	(784,140)
Balance, June 30, 2018	51	1	53,369,032	534	4,283,931	(18,652,026)	(550,969)	(8,972)	(14,927,501)
Shares issued for services	-	-	700,000	7	129,464	-	-	-	129,471
Shares issued for cash	-	-	200,000	2	14,498	-	-	-	14,500
Share cancellation	-	-	(450,000)	(5)	5	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(2,360)	-	(2,360)
Net loss for the period	-	-	-	-	-	(3,394,630)	-	220	(3,394,410)
Balance, September 30, 2018	51	$1	53,819,032	$538	$4,427,898	$(22,046,656)	$(553,329)	$(8,752)	$(18,180,300)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities:
Net Loss	$(7,191,890)	$(5,664,256)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and amortization expense	162,947	169,768
Common stock issued for services	206,850	358,958
Loss on extinguishment of debt	147,320	8,510
Change in derivative liability	(687,140)	1,372,972
Amortization of debt discount	5,139,397	1,032,159
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(109,660)	(4,625)
Decr (incr) inventories	(431,002)	860,145
Decr (incr) prepaid expenses and other current assets	9,076	(12,469)
Incr (decr) accounts payable and accrued liabilities	520,821	421,286
Incr (decr) accounts payable and accrued liabilities - related parties	1,550,921	1,482,342
Incr (decr) secured borrowings	(45,618)	-
Net Cash Provided By (Used In) Operating Activities	(727,978)	24,790

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(19,994)
Net Cash Used In Investing Activities	-	(19,994)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(120,000)
Repayment of notes payable-related parties	(1,634,412)	(1,886,949)
Repayment of convertible notes payable	(2,722,414)	(895,000)
Proceeds from notes payable-related parties	1,119,000	1,478,200
Proceeds from convertible notes payable	4,075,975	1,289,750
Proceeds from secured borrowings	-	17,093
Common stock issued with convertible note payable	-	26,038
Proceeds from issuance of common stock	48,750	42,000
Net Cash Provided by (Used in) Financing Activities	886,899	(48,868)
Effects of exchange rate changes on cash	(234)	8,257
Net Increase / (Decrease) in Cash	158,687	(35,815)
Cash at Beginning of Period	50,857	51,800
Cash at End of Period	$209,544	$15,985

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,129,867	$684,609
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$12,000	$16,009
Common stock issued for note commitment fee	$17,550	$10,498
Assets held to satisfy secured borrowings	$82,478	$-
Recognition of debt discounts on convertible notes payable	$5,127,699	$984,743
Note payable issued for conversion of accounts payable	$40,000	$-
Warrants issued with convertible note payable	$1,211,962	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,192,890 during the period ended September 30, 2019, and had a working capital deficit of $22,401,620 as of September 30, 2019. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Condensed Financial Statements - The interim consolidated financial statements included herein have been prepared by Inception Mining Inc. (“Inception Mining” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2019, the results of its consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2019, and its consolidated cash flows for the three and nine-month periods ended September 30, 2019. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 103,217,945 common share equivalents have been excluded from the diluted loss per share calculation for the period ended September 30, 2019 because it would be anti-dilutive.

Other Comprehensive Loss – Other Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the six months ending September 30, 2019 and the year ended December 31, 2018.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Supplies	$25,903	$87,230
Mineralized Material on Leach Pads	163,310	247,213
ADR Plant	308,401	40,642
Finished Ore	583,785	195,528
Total Inventories	$1,081,399	$570,613

There were no stockpiles at September 30, 2019 and December 31, 2018.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2019 and December 31, 2018:

Debt Derivative Liabilities
Balance, December 31, 2017	$647,807
Transfers in upon initial fair value of derivative liabilities	2,879,560
Change in fair value of derivative liabilities and warrant liability	(979,561)
Transfers to permanent equity upon exercise of warrants	-
Balance, December 31, 2018	$2,547,806
Transfers in upon initial fair value of derivative liabilities	5,095,391
Change in fair value of derivative liabilities and warrant liability	(687,140)
Transfers to permanent equity upon conversions	(262,800)
Balance, September 30, 2019	$6,693,257
Net gain for the period included in earnings relating to the liabilities held at September 30, 2019	$687,140
Net gain for the period included in earnings relating to the liabilities held at December 31, 2018	$979,561

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

At September 30, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $6,673,163.The Company recorded a gain from change in fair value of debt derivatives of $670,654 for the period ended September 30, 2019. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 244.93% through 274.69%, (3) weighted average risk-free interest rate of 1.63% through 1.88% (4) expected life of 0.34 through 1.64 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

At September 30, 2019, the Company had a warrant liability of $20,094. The Company recorded a gain from change in fair value of warrant liability of $16,486 for the period ended September 30, 2019. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 210.75% to 226.32%, (3) weighted average risk-free interest rate of 1.55% to 1.56% (4) expected life of 2.86 to 4.07 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

At December 31, 2018, the Company had a warrant liability of $36,580. The Company recorded a gain from change in fair value of warrant liability of $26,171 for the year ended December 31, 2018.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Land	$267,601	$270,736
Buildings	2,338,914	2,366,323
Machinery and Equipment	945,882	956,669
Office Equipment and Furniture	41,840	42,311
Vehicles	84,146	85,132
Construction in Process	7,491	11,277
	3,685,874	3,732,448
Less Accumulated Depreciation	(3,194,916)	(3,068,407)
Total Property, Plant and Equipment	$490,958	$664,041

During the nine months ended September 30, 2019 and 2018, the Company recognized depreciation expense of $162,947 and $169,768, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	September 30, 2019	September 30, 2018
Cost of Goods Sold	$135,734	$140,798
General and Administrative	27,213	28,970
Total	$162,947	$169,768

6. Mine Reclamation Obligation

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $337,886 and $341,845 as of September 30, 2019 and December 31, 2018, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation obligation for information indicating that our assumptions should change.

Changes to the asset retirement obligation were as follows:

	September 30, 2019	December 31, 2018
Balance, Beginning of Year	$341,845	$352,713
Liabilities incurred	-	-
Disposal	-	-
Change due to foreign currency translation	(3,959)	(10,868)
Balance, End of Year	$337,886	$341,845

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Accounts Payable	$681,096	$558,749
Accrued Liabilities	415,394	394,017
Accrued Salaries and Benefits	551,590	410,930
Advances Payable	455,812	268,301
Total Accrued Liabilities	$2,103,892	$1,631,997

8. Secured Borrowings

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

On June 26, 2019, the Company entered into four new financing arrangements with third parties for a combined principal amount of $247,571. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $24,757, for a total expected remittance of $272,328. The maturity date of the notes is June 27, 2020. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of September 30, 2019, the Company held 60 ounces of gold, valued at a cost of $82,478, to satisfy the liabilities upon maturity leaving a net obligation of $171,605, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	September 30, 2019	December 31, 2018
Secured obligations	$247,571	$225,005
Guaranteed interest	24,757	22,500
Deferred interest	(18,245)	(10,881)
	254,083	236,624
Gold held as security	(82,478)	(19,401)
Secured Borrowings, net	$171,605	$217,223

9. Notes Payable

Notes payable were comprised of the following as of September 30, 2019 and December 31, 2018:

Notes Payable	September 30, 2019	December 31, 2018
Phil Zobrist	$60,000	$60,000
Total Notes Payable	60,000	60,000
Less Unamortized Discount	-	-
Total Notes Payable, Net of Unamortized Debt Discount	$60,000	$60,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of September 30, 2019, the gross balance of the note was $60,000 and accrued interest was $72,582.

10. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of September 30, 2019 and December 31, 2018:

Notes Payable - Related Parties	Relationship	September 30, 2019	December 31, 2018
Claymore Management	Affiliate - Controlled by Director	$185,000	$185,000
Diamond 80, LLC	Immediate Family Member	-	49,000
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
GAIA Ltd	Affiliate - Controlled by Director	1,150,000	1,150,000
Legends Capital	Affiliate - Controlled by Director	765,000	765,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,260,661	1,204,677
Silverbrook Corporation	Affiliate - Controlled by Director	2,227,980	2,227,980
WOC Energy LLC	Affiliate - Controlled by Director	40,000	40,000
Total Notes Payable - Related Parties		$6,829,641	$6,822,657

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of September 30, 2019, the gross balance of the note was $185,000 and accrued interest was $284,464.

D. D’Ambrosio – On January 4, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $125,000 (the “Note”) due on February 5, 2019 and bears a 5.00% interest rate. The Company made a payment of $131,250 towards the principal balance and accrued interest of $6,250 on February 13, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 19, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $100,000 (the “Note”) due on March 19, 2019 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on March 8, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On March 14, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $100,000 (the “Note”) due on April 30, 2019 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on April 5, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On April 9, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $122,000 (the “Note”) due on May 30, 2019 and bears a 5.00% interest rate. The Company made a payment of $128,100 towards the principal balance and accrued interest of $6,100 on May 21, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On June 14, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $182,000 (the “Note”) due on July 5, 2019 and bears a 5.00% interest rate. The Company made a payment of $191,100 towards the principal balance and accrued interest of $9,100 on May 21, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 12, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $150,000 (the “Note”) due on August 12, 2019 and bears a 5.00% interest rate. The Company made a payment of $157,500 towards the principal balance and accrued interest of $7,500 on July 25, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2018 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $44,700.

Francis E. Rich IRA – On February 14, 2013, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 100,000 (the “Note”) due on February 14, 2020 and bears a 15.0% interest rate. As of September 30, 2019, the outstanding balance of the Note was $100,000 and accrued interest was $18,740.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. As of September 30, 2019, the gross balance of the note was $1,150,000 and accrued interest was $1,551,896.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of September 30, 2019, the gross balance of the note was $765,000 and accrued interest was $1,055,229.

Legends Capital Group – On May 16, 2017, the Company issued an unsecured Short-Term Promissory Note to Legends Capital Group in the principal amount of $100,000 (the “Note”) due on September 15, 2018 and bears a 7.0% interest rate. The Company made a payment of $50,000 towards the principal balance and accrued interest of $0 on June 27, 2018. The Company made a payment of $40,000 towards the principal balance on February 28, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of September 30, 2019, the gross balance of the note was $1,101,000 and accrued interest was $1,606,961.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of September 30, 2019, the gross balance of the note was $1,260,661 and accrued interest was $0.

Pine Valley Investments, LLC – On May 7, 2019, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $100,000 (the “Note”) due on May 21, 2019 and bears a 5.0% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on May 21, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2018. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. As of September 30, 2019, the gross balance of the note was $2,227,980 and accrued interest was $2,812,653.

WOC Energy, LLC – On November 6, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on September 30, 2019 and bears a 4.0% interest rate. As of September 30, 2019, the outstanding balance of the Note was $40,000 and accrued interest was $0.

WOC Energy, LLC – On January 8, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $75,000 (the “Note”) due on January 11, 2019 and bears a 5.0% interest rate. The Company made a payment of $78,750 towards the principal balance and accrued interest of $3,750 on February 19, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On February 22, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on March 31, 2019 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on March 26, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On April 3, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $60,000 (the “Note”) due on May 10, 2019 and bears a 5.0% interest rate. The Company made a payment of $63,000 towards the principal balance and accrued interest of $3,000 on May 21, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On April 16, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $55,000 (the “Note”) due on May 31, 2019 and bears a 5.0% interest rate. The Company made a payment of $57,750 towards the principal balance and accrued interest of $2,750 on May 21, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On May 1, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on May 31, 2019 and bears a 5.0% interest rate. This note was a conversion of accounts payable due to the lender of $40,000. The Company made a payment of $12,000 towards the principal balance and accrued interest of $2,000 on July 10, 2019. The Company made a payment of $10,000 towards the principal balance on July 15, 2019. The Company made a payment of $11,000 towards the principal balance and accrued interest of $1,000 on August 28, 2019. The Company made a payment of $10,000 towards the principal balance on September 5, 2019. As of September 30, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

11. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2019 and December 31, 2018:

Convertible Notes Payable	September 30, 2019	December 31, 2018
Adar Alef LLC	$-	$105,000
Antczak Polich Law LLC	387,980	430,000
Auctus Fund	-	125,000
Coolidge Capital	100,000	75,000
Crossover Capital	-	82,894
Crown Bridge Partners	55,000	55,000
Discover Growth (”Investor”)	3,985,000	150,000
Eagle Equities	-	103,000
Ema Financial	75,000	75,000
GS Capital Partners	-	300,000
JS Investments	-	100,000
Labrys Funding	-	300,000
LG Capital Funding	-	100,000
Morningview Financial	-	55,000
Odyssey Funding	105,000	-
Power Up Lending	-	116,000
SBI Investments	-	110,000
Scotia International	400,000	-
Total Convertible Notes Payable	5,107,980	2,281,894
Less Unamortized Discount	(3,459,986)	(1,112,499)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	1,647,994	1,169,395
Less Short-Term Convertible Notes Payable	(591,260)	(1,169,395)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$1,056,734	$-

Adar Alef, LLC – On November 19, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Adar Alef, LLC (“Adar Alef”), in the principal amount of $105,000 (the “Note”) due on November 19, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 22, 2019, the Company paid $146,137 to pay off the principal balance of $105,000 and $41,137 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $92,918 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of September 30, 2019, the gross balance of the note was $300,000 and accrued interest was $29,984.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the nine months ended September 30, 2019, the Company made several payments amounting to $42,020. As of September 30, 2019, the gross balance of the note was $87,980 and accrued interest was $8,633.

Auctus Fund – On December 4, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Auctus Fund (“Auctus”), in the principal amount of $125,000 (the “Note”) due on September 4, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $112,250 (less an original issue discount (“OID”) of $12,750). The Note is convertible into common stock, at holder’s option, at a 50% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount while the “Chill” is in effect. On May 23, 2019, the Company paid $171,475 to pay off the principal balance of $125,000 and $46,475 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $111,240 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Coolidge Capital, LLC – On November 7, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Coolidge Capital, LLC. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $75,000. The total net proceeds the Company received was $70,500 (less an original issue discount (“OID”) of $4,500). The Note has a maturity date of August 7, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $4,500 which will be amortized over the life of the note. On May 3, 2019, the Company paid $105,000 to pay off the principal balance of $75,000 and $30,000 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $3,610 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Coolidge Capital, LLC – On May 10, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Coolidge Capital, LLC. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $100,000. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note has a maturity date of February 10, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $5,000 which will be amortized over the life of the note. For the nine months ended September 30, 2019, the Company amortized $2,554 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $100,000 and accrued interest was $4,701.

Coventry Enterprises, LLC – On February 12, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Coventry Enterprises, LLC (“Coventry”), in the principal amount of $50,000 (the “Note”) due on February 12, 2020 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $47,500 (less an original issue discount (“OID”) of $2,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 23, 2019, the Company paid $68,750 to pay off the principal balance of $50,000 and $18,750 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $50,000 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Crossover Capital Fund II, LLC – On July 10, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crossover Capital Fund II, LLC (“Crossover Capital”), in the principal amount of $82,894 (the “Note”) due on April 10, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $75,000 (less an original issue discount (“OID”) of $7,894). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On January 4, 2019, the Company paid $118,750 to pay off the principal balance of $82,894 and $35,856 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $30,253 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Crossover Capital Fund II, LLC – On May 3, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crossover Capital Fund II, LLC (“Crossover Capital”), in the principal amount of $80,500 (the “Note”) due on February 3, 2020 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $70,975 (less an original issue discount (“OID”) of $9,525). The Note is convertible into common stock, at holder’s option, at a 50% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 22, 2019, the Company paid $93,161 to pay off the principal balance of $80,500 and $12,661 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $80,500 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Crown Bridge Partners – On October 25, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $55,000 (the “Note”) due on May 11, 2019 and bears 5% per annum interest, due at maturity. The total net proceeds the Company received was $47,000 (less an original issue discount (“OID”) of $8,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If the conversion price drops below $0.15 per share, then the conversion price will be 50% of the trading price. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a five year life and an exercise price of $0.75 per share. On April 18, 2019, the Company paid $83,738 to pay off the principal balance of $55,000 and $28,738 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $44,904 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Crown Bridge Partners – On April 18, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $55,000 (the “Note”) due on April 18, 2020 and bears 5% per annum interest, due at maturity. The total net proceeds the Company received was $47,000 (less an original issue discount (“OID”) of $8,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If the conversion price drops below $0.15 per share, then the conversion price will be 50% of the trading price. For the nine months ended September 30, 2019, the Company amortized $24,795 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $55,000 and accrued interest was $1,243.

Investor – On August 2, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $150,000 (the “Note”) due on August 2, 2020 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $150,000. The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If at any time while the note is outstanding, an event of default occurs, then an additional discount of 10% shall be factored into the variable conversion price until the note is no longer outstanding. On January 23, 2019, the Company paid $210,000 to pay off the principal balance of $150,000 and $60,000 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $119,015 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2021 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. For the nine months ended September 30, 2019, the Company amortized $238,372 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $3,985,000 and accrued interest was $145,207.

Eagle Equities, LLC – On December 12, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Eagle Equities, LLC (“Eagle Equities”), in the principal amount of $103,000 (the “Note”) due on December 12, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 22, 2019, the Company paid $147,812 to pay off the principal balance of $103,000 and $44,812 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $97,638 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

EMA Financial – On October 23, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to EMA Financial, in the principal amount of $75,000 (the “Note”) due on July 23, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $67,500 (less an original issue discount (“OID”) of $7,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. However, if the Company’s share price at any time loses the bid, then the conversion price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the conversion shares to the Holder, or any date thereafter while conversion shares are held by the Holder, the closing bid price per share of common stock on the principal market on the trading day on which the common shares are traded is less than the sale price used to calculate the conversion price, then such conversion price shall be automatically reduced using the new low closing bid price and additional shares issued to the Holder. In the event the Company experiences a DTC “Chill” on its shares, or if the closing sale price at any time falls below $0.047, then the conversion price shall be decreased an additional 15% discount. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 15% discount will apply to all future conversions on this note. On April 25, 2019, the Company paid $107,308 to pay off the principal balance of $75,000 and $32,308 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $56,044 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

EMA Financial – On May 1, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to EMA Financial, in the principal amount of $75,000 (the “Note”) due on February 1, 2020 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $67,500 (less an original issue discount (“OID”) of $7,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, or if the closing sale price at any time falls below $0.15, then the conversion price shall be decreased an additional 15% discount. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 15% discount will apply to all future conversions on this note. For the nine months ended September 30, 2019, the Company amortized $40,761 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $75,000 and accrued interest was $3,748.

GS Capital Partners – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $100,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On January 22, 2019, the Company paid $133,814 to pay off the principal balance of $100,000 and $33,814 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $57,515 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

GS Capital Partners – On November 28, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $200,000 (the “Note”) due on November 28, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $190,000 (less an original issue discount (“OID”) of $10,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 23, 2019, the Company paid $267,890 to pay off the principal balance of $200,000 and $67,890 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $181,918 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

GS Capital Partners – On January 23, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $100,000 (the “Note”) due on February 23, 2020 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the nine months ended September 30, 2019, the Company amortized $100,000 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

JSJ Investments – On November 9, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $100,000 (the “Note”) due on November 9, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $98,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 10, 2019, the Company paid $145,961 to pay off the principal balance of $100,000 and $45,961 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $85,753 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

JSJ Investments – On February 5, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $100,000 (the “Note”) due on February 5, 2020 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $98,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 23, 2019, the Company paid $138,452 to pay off the principal balance of $100,000 and $38,452 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $100,000 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Labrys Fund LP – On October 26, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $300,000. The Note has a maturity date of April 26, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total net proceeds the Company received was $270,000 (less an original issue discount (“OID”) of $30,000). The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on October 26, 2018. In connection with the issuance of the Note, the Company issued to the Purchaser 1,362,398 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.11 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. The Default Note Conversion Price is a 45% discount of the lowest trading price of the common stock during the 30 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount on all future conversions. The Company issued 235,000 shares of common stock in connection with this note, which were valued at $28,200 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $85,473 which will be amortized over the life of the note. On May 22, 2019, the Company paid $319,510 to pay off the principal balance of $300,000 and $19,510 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $54,477 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Labrys Fund LP – On January 14, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $282,000. The Note has a maturity date of July 14, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total net proceeds the Company received was $250,000 (less an original issue discount (“OID”) of $32,000). The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on January 14, 2019. In connection with the issuance of the Note, the Company issued to the Purchaser 1,000,000 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.11 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. The Default Note Conversion Price is a 45% discount of the lowest trading price of the common stock during the 30 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount on all future conversions. The Company issued 130,000 shares of common stock in connection with this note, which were valued at $17,550 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $113,641 which will be amortized over the life of the note. On May 22, 2019, the Company paid $293,867 to pay off the principal balance of $282,000 and $11,867 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $113,641 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

LG Capital Funding – On December 7, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to LG Capital Funding (“LG Cap”), in the principal amount of $100,000 (the “Note”) due on December 7, 2019 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $85,000 (less an original issue discount (“OID”) of $15,000). The Note is convertible into common stock, at holder’s option, for the first 6 months at a fixed price of $0.18 per share and after that date at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount on all future conversions. The Company issued 39,473 shares of common stock in connection with this note, which were valued at $7,500 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $22,500 which will be amortized over the life of the note. On May 23, 2019, the Company paid $146,252 to pay off the principal balance of $100,000 and $46,252 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $21,020 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Morningview Financial – On November 26, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Morningview Financial (“Morningview”), in the principal amount of $55,000 (the “Note”) due on November 26, 2019 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $47,500 (less an original issue discount (“OID”) of $7,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 23, 2019, the Company paid $78,546 to pay off the principal balance of $55,000 and $23,546 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $49,726 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Odyssey Capital Funding, LLC – On May 15, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Odyssey Capital Funding, LLC (“Odyssey Capital”), in the principal amount of $105,000 (the “Note”) due on May 15, 2020 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the nine months ended September 30, 2019, the Company amortized $39,590 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $105,000 and accrued interest was $3,970.

One 44 Capital, LLC – On January 28, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to One 44 Capital, LLC (“One 44”), in the principal amount of $100,000 (the “Note”) due on December 12, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. For the nine months ended September 30, 2019, the Company amortized $100,000 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On July 12, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $53,000. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of April 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On January 14, 2019, the Company paid $75,855 to pay off the principal balance of $53,000 and $22,855 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $1,233 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On October 22, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of July 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On April 16, 2019, the Company paid $90,083 to pay off the principal balance of $63,000 and $27,083 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $2,253 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On January 11, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $53,000. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of October 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On May 22, 2019, the Company paid $67,353 to pay off the principal balance of $53,000 and $14,353 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $3,000 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On April 16, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of February 28, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On May 22, 2019, the Company paid $80,062 to pay off the principal balance of $63,000 and $17,062 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $3,000 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

SBI Investments – On December 17, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to SBI Investments, LLC (“SBI”), in the principal amount of $110,000 (the “Note”) due on June 17, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $10,000). The Note is convertible into common stock, at holder’s option, at a 50% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. If at any time while the note is outstanding, an event of default occurs, then an additional discount of 15% shall be factored into the variable conversion price until the note is no longer outstanding. On May 23, 2019, the Company paid $147,827 to pay off the principal balance of $110,000 and $37,827 in accrued interest and prepayment penalty. For the nine months ended September 30, 2019, the Company amortized $101,538 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $0 and accrued interest was $0.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10 trading day period prior to conversion. For the nine months ended September 30, 2019, the Company amortized $21,731 of debt discount to current period operations as interest expense. As of September 30, 2019, the gross balance of the note was $400,000 and accrued interest was $17,293.

12. Stockholders’ Deficit

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

On July 1, 2019, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.15 per share for a value of $30,000.

On July 29, 2019, the Company issued to a Note Holder 2,986,597 shares of its common stock under a conversion notice. The conversion was for $265,000 in principle. The shares were valued at $0.11 per share for a total value of $328,526. The Company recognized a loss of extinguishment of debt of $40,350 on this conversion.

On August 1, 2019, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.08 per share for a value of $16,000.

On September 1, 2019, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.08 per share for a value of $16,000.

Warrants

On May 20, 2019, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”) through which the Investor purchased (i) a Senior Secured Redeemable Convertible Note (“Note”) with a face value of $4,250,000 that is convertible into shares of common stock of the Company and (ii) a warrant (“Warrant”) to purchase 9,250,000 shares of common stock of the Company. The warrant has a life of three years. The warrant is exercisable at the following prices – 3,750,000 shares of common stock at $0.40 per share, 3,000,000 shares of common stock at $0.50 per share and 2,500,000 shares of common stock at $0.60 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $1,211,962, which has been recorded in additional paid-in capital.

The following tables summarize the warrant activity during the nine months ended September 30, 2019 and the year ended December 31, 2018:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2017	743,637	$1.27
Granted	300,000	0.75
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2018	1,043,637	1.12
Granted	9,250,000	0.49
Exercised	-	-
Forfeited	(680,000)	0.90
Balance at September 30, 2019	9,613,637	$0.53

2019 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2019	Weighted Average Exercise Price
$0.40 - 2.00	9,613,637	2.65 years	$0.53	9,613,637	$0.53

13. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of September 30, 2019, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took several short-term notes payable from related parties during the nine months ended September 30, 2019. The Company received $1,119,000 in cash from related parties and paid out $1,634,412 in cash to related parties on notes payable.

14. Commitments and Contingencies

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

15. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the nine months ended September 30, 2019, 100 percent of our consolidated product revenues were attributable to Cobra Oro de Honduras, A-Mark Precious Metals and to Asahi Refining, Inc., our current and only three customers as of September 30, 2019. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

16. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through November 14, 2019, the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below:

From October 1, 2019 through the date of this filing, the Company issued an additional 400,000 shares per a consulting agreement.

On September 27, 2019, the Company entered into an Agreement for the acquisition of the UP-Burlington Project. Pursuant to the Agreement, the potential acquirer paid a nonrefundable amount of $25,000 for access to the asset and the right to conduct due diligence for sixty days. Once the due diligence is completed, the potential acquirer has the option to purchase the UP-Burlington project for $475,000.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2019, the results of its consolidated statements of operations and comprehensive loss for the three and nine-month periods ended September 30, 2019, and its consolidated cash flows for the three and nine-month periods ended September 30, 2019. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Prior to the expansion, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 750 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of September 30, 2020.

The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Nine months ended September 30, 2019 compared to the Nine months ended September 30, 2018

We incurred a net loss of $7,191,890 for the nine-month period ended September 30, 2019, and a net loss of $5,664,256 for the nine-month period ended September 30, 2018. This change in our results over the two periods is primarily the result of the increase in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase/
	2019	2018	(Decrease)
Revenues	$3,876,937	$3,155,812	$721,125
Cost of Sales	2,368,451	3,195,266	(826,815)
General and Administrative	1,743,704	1,623,506	120,198
Depreciation and Amortization Expenses	27,213	28,970	(1,757)
Total Operating Expenses	4,139,368	4,847,742	(708,374)
Income (Loss) from Operations	(262,431)	(1,691,930)	(1,429,499)
Other Income (expense)	3,485	2,790	(695)
Change in Derivative Liabilities	687,140	(1,372,972)	(2,060,112)
Loss on Extinguishment of Debt	(147,320)	(8,510)	138,810
Interest Expense	(7,472,764)	(2,593,634)	4,879,130
Income (Loss) from Operations Before Taxes	(7,191,890)	(5,664,256)	1,527,634
Net Income (Loss)	$(7,191,890)	$(5,664,256)	$1,527,634

Revenues increased because of the crusher problems that the mine has been working on fixing since the end of 2018 was resolved. Crushing production has been resolved so the mine began putting more material on the leach pad as capacity allows. The Company also entered an agreement with Corbra Oro to process sulfide ore for the Company, which contributed to the increase in revenues.

Cost of sales decreased because the write-down of the inventory in process during 2018.

General and administrative expenses increased based on increases in salaries and benefits and investor relations, accounting services and the cost of importing offset by decreases in legal and consulting fees.

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

Three months ended September 30, 2019 compared to the Three months ended September 30, 2018

We incurred a net loss of $1,037,045 for the three-month period ended September 30, 2019, and a net loss of $3,394,410 for the three-month period ended September 30, 2018. This change in our results over the two periods is primarily the result of the change in derivative liabilities. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase/
	2019	2018	(Decrease)
Revenues	$1,853,730	$794,227	$1,059,503
Cost of Sales	483,837	654,141	(170,304)
General and Administrative	562,243	646,716	(84,473)
Depreciation and Amortization Expenses	9,054	9,459	(405)
Total Operating Expenses	1,055,134	1,310,316	(255,182)
Income (Loss) from Operations	798,596	(516,089)	(1,314,685)
Other Income (expense)	2,051	771	(1,280)
Change in Derivative Liabilities	(558,863)	(2,148,545)	(1,589,682)
Loss on Extinguishment of Debt	(40,350)	(8,510)	31,840
Interest Expense	(1,238,479)	(722,037)	516,442
Income (Loss) from Operations Before Taxes	(1,037,045)	(3,394,410)	(2,357,365)
Net Income (Loss)	$(1,037,045)	$(3,394,410)	$(2,357,365)

Revenues increased because of the crusher problems that the mine has been working on fixing since the end of 2018 was resolved. Crushing production has been resolved so the mine began putting more material on the leach pad as capacity allows. The Company has also began shipping ore to Cobra Oro per the sales agreement.

The decrease in the Cost of sales was due to increases in cyanide, geologist expenses and the increased cost of moving the sulfide ore under the Cobra Oro agreement, offset with decreases in cement, equipment rents and other expenses.

General and administrative expenses decreased based on increases in salaries and benefits and investor relations offset by decreases in legal and consulting fees.

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2019 reflects assets of $1,949,988. We had cash in the amount of $209,544 and working capital deficit in the amount of $22,401,620 as of September 30, 2019. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2019	December 31, 2018
Current assets	$1,422,678	$653,395
Current liabilities	23,824,298	19,096,378
Working capital deficit	$(22,401,620)	$(18,442,983)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $29,201,834. In addition, there is a working capital deficit of $22,401,620 as of September 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net Cash Provided by (Used in) Operating Activities	$(727,978)	$24,790
Net Cash Used in Investing Activities	-	(19,994)
Net Cash Provided by (Used in) Financing Activities	886,899	(48,868)
Effects of Exchange Rate Changes on Cash	(234)	8,257
Net Increase (Decrease) in Cash	$158,687	$(35,815)

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2019 was $727,978, a decrease of $752,777 from the $24,790 net cash provided during the nine months ended September 30, 2018. This decrease in the cash provided by operating activities was primarily due to the decrease in inventories in 2018 that provided cash of over $900,000 to operations in that year.

Investing Activities

Investing activities during the nine months ended September 30, 2019 used $0, a decrease of $19,994 from the $19,994 used by investing activities during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company purchased $0 in fixed assets.

Financing Activities

Financing activities during the nine months ended September 30, 2019 provided $886,899, an increase of $935,767 from the $48,868 used in financing activities during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company received $1,119,000 in proceeds from notes payable - related parties, $4,075,975 in proceeds from convertible notes payable and $48,750 in proceeds from the sale of common stock. The Company made $1,634,412 in payments on notes payable – related parties and $2,722,414 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2018 and September 30, 2019 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties, tax compliance issues and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2019 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

The Company issued the following equity securities since July 1, 2019:

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

ITEM 5. OTHER INFORMATION

On September 27, 2019, the Company entered into an Agreement for the acquisition of the UP-Burlington Project. Pursuant to the Agreement, the potential acquirer paid a nonrefundable amount of $25,000 for access to the asset and the right to conduct due diligence for sixty days. Once the due diligence is completed, the potential acquirer has the option to purchase the UP-Burlington project for $475,000.

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

INCEPTION MINING INC.

Date: November 14, 2019	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

