Form 10-K
period 2019-12-31
INCEPTION MINING INC.
filed 2020-03-30
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(1) Yes [X] No [  ] (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $5,348,842.

Outstanding Shares

As of March 27, 2020, the Registrant had 64,695,602 shares of common stock and 51 shares of preferred stock outstanding.

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

The Company

Overview

We are a mining company that was formed in Nevada on July 2, 2007. As a mining company, we are engaged in the production of precious metals. Our activities are not limited to production and they also include production, acquisition, exploration, and development of mineral properties, primarily for gold, from an owned mining property in Honduras. During 2019, Inception Mining had two projects, the UP and Burlington mine and the Clavo Rico mine, as further described below. Our target properties are those that have been the subject of historical exploration. We have generated revenue and are generating revenue from mining operations.

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

UP and Burlington Gold Mine

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine (“UP and Burlington”). Discovered in 1892, UP and Burlington is a private gold property that has been held unused in a family trust for the past 75 years. UP and Burlington is located in Lemhi County, Northwest of Salmon, Idaho, at an elevation of 7,994 feet. UP and Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres.

On February 21, 2020, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $250,000 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-trade Australian company.

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

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2019, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding additional permanent employees, as well as the possible purchase or lease of equipment.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts arising from any patents or trademarks, or any royalty agreements.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2019, our accumulated deficit since inception was $28,984,217. We have substantial current obligations and at December 31, 2019, we had $22,331,953 of current liabilities compared to only $935,467 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2019. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

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

We will be required to raise significantly more capital in order to fund our Clavo Rico operations. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold, base metals, and other minerals we are able to mine, the status of the national and worldwide economy, and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we would likely may lose our lease and options to acquire an ownership interest in UP and Burlington and be unable to fund our operations at the Clavo Rico mine in Honduras. This would likely lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

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

Our ability to obtain additional and continuing funding, and our profitability in the event we ever commence mining operations or sell our rights to mine, will be significantly affected by changes in the market price of gold. Further, the gold deposits that are recovered from our Clavo Rico mine will also be subject to the volatility in the price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration and development of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future development of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

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

Historical production of gold at Clavo Rico may not be indicative of the potential for future development or revenue.

Historical production of gold and minerals from Clavo Rico cannot be relied upon as an indication that these mines will have commercially feasible reserves. Investors in our securities should not rely on historical operations of Clavo Rico as an indication that we will be able to place them into commercial production again. We expect to incur losses unless and until such time as the properties enter into commercial production and generate sufficient revenue to fund our continuing operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2019 and our related consolidated statements of operations, deficiency in stockholders’ deficit, and cash flows for the year ended December 31, 2019, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

ITEM 2: PROPERTIES

UP and Burlington Gold Mine, Salmon, Lemhi County, Idaho

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine (“UP and Burlington”). Discovered in 1892, UP and Burlington is a private gold property that has been held unused in a family trust for the past 75 years. UP and Burlington is located in Lemhi County, Northwest of Salmon, Idaho, at an elevation of 7,994 feet. UP and Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres.

On February 21, 2020, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $250.000 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-trade Australian company.

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

At this property and during the period covered under this Annual Report, the Company extracted 103,787 tons of material through surface operations, with an average grade of 2.17 grams of gold per ton. After processing this material using the on-site leach pad, the Company produced 3,697 ounces of gold for a gold recovery percentage of 54.75% and 79 ounces of silver for refining, for a silver recovery percentage of 37.86%.

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

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2019, we paid monthly rent of approximately $1,000 for use of a corporate office.

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

Holders

As of March 17, 2020, there were 1,468 holders of record of our common stock and one holder of record for our preferred stock.

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

Recent Sales of Unregistered Securities

On January 16, 2020, the Company issued 1,645,000 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 11, 2020, the Company issued 1,000,000 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 27, 2020, the Company issued 1,415,500 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

UP and Burlington Gold Mine

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine (“UP and Burlington”). Discovered in 1892, UP and Burlington is a private gold property that has been held unused in a family trust for the past 75 years. UP and Burlington is located in Lemhi County, Northwest of Salmon, Idaho, at an elevation of 7,994 feet. UP and Burlington’s two gold mining claims were brought to patent in 1900, which covers the Mine’s 40 acres.

On February 21, 2020, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $250,000 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-trade Australian company.

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

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

We had a net loss of $6,973,968 for the year ended December 31, 2019, which was $1,346,918 more than the net loss of $5,627,050 for the year ended December 31, 2018. This change in our results over the two periods is primarily the result of an increase in revenues and an increase in interest expense from the debt discounts from convertible notes the associated derivative liabilities of $3,731,457 and that is offset with the increase of $1,417,728 in the change of derivative liabilities. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Increase/
	2019	2018	(Decrease)
Revenues	$4,955,027	$3,967,869	$987,158
Cost of Sales	3,656,127	3,740,708	(84,581)
General and Administrative	2,066,886	2,035,203	31,683
Depreciation and Amortization Expenses	35,718	38,237	(2,519)
Total Operating Expenses	5,758,731	5,814,148	(55,417)
Income (Loss) from Operations	(803,704)	(1,846,279)	(1,042,575)
Other Income (expense)	67,988	4,942	(63,046)
Change in Derivative Liabilities	2,397,289	979,561	(1,417,728)
Loss on Extinguishment of Debt	(147,320)	(8,510)	138,810
Interest Expense	(8,488,221)	(4,756,764)	3,731,457
Income (Loss) from Operations Before Taxes	(6,973,968)	(5,627,050)	1,346,918
Net Income (Loss)	$(6,973,968)	$(5,627,050)	$1,346,918

Liquidity and Capital Resources

Our balance sheet as of December 31, 2019, reflects assets of $1,415,617. As we had cash in the amount of $47,996 and a working capital deficit in the amount of $21,396,486 as of December 31, 2019, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2019	December 31, 2018
Current assets	$935,467	$653,395
Current liabilities	22,331,953	19,096,378
Working capital deficit	$(21,396,486)	$(18,442,983)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss since inception of $28,984,217. In addition, there is a working capital deficiency of $21,396,486 and a stockholder’s deficiency of $22,996,014 as of December 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2019	2018
Net Cash Provided by (Used in) Operating Activities	$(429,875)	$(175,029)
Net Cash Used in Investing Activities	(1,723)	(30,499)
Net Cash Provided by (Used in) Financing Activities	428,982	199,650
Effects of Exchange Rate Changes on Cash	(275)	4,933
Net Increase (Decrease) in Cash	$(2,861)	$(945)

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2019 was $429,875, an increase of $254,816 from the $175,029 net cash used in operating activities during the year ended December 31, 2018. This increase is mostly due to the change in inventory.

Investing Activities

Cash used in investing activities during the year ended December 31, 2019 was $1,723, a decrease of $28,776 from the $30,499 net cash outflow during the year ended December 31, 2018. This decrease was due to fewer purchases of fixed assets.

Financing Activities

Financing activities during the year ended December 31, 2019, provided $428,982 to us, an increase of $229,332 from the $199,650 provided by financing activities during the year ended December 31, 2018. During the year ended December 31, 2019, the company received $1,688,000 in notes payable from related parties, $4,075,975 in convertible notes payable, made payments of $2,249,186 in cash on notes payable – related parties and $3,089,414 in cash on convertible notes.

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2019, the Company recorded a net loss of $6,973,968 and used $429,875 in cash from operating activities. The Company has a net loss since inception of $28,984,217. In addition, there is a working capital deficiency of $21,396,486 and a stockholder’s deficiency of $22,996,014 as of December 31, 2019. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

The Company incurred rent expense of $13,637 and $13,891 for the year ended December 31, 2019 and 2018.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2019 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2019 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D/Ambrosio	55	CEO, CFO and Director

Whit Cluff	69	Director

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

Compensation Table for Executives

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Trent D’Ambrosio, Chief Executive Officer,	2019	198,638	-	94,500	-	-	-	-	293,138
Chief Financial Officer, President, Secretary, and Director	2018	-	-	265,304	-	-	-	-	265,304

Whit Cluff,	2019	-	-	14,175	-	-	-	44,500	58,675
Director	2018	-	-	18,958	-	-	-	8,000	26,958

Employment Agreements

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually. Additionally, the employment agreement provides for benefits and an optional annual bonus to be determined by the Board of Directors.

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

The percentages below are calculated based on 64,695,602 shares of our common stock issued and outstanding as of March 17, 2020. Unless otherwise indicated, the address of each person listed is c/o Inception Mining, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (1)	11,685,874	18.06%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Madison, LLC (1)	2,495,855	3.86%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Jason Briggs (2) 4049 S. Highland Drive Salt Lake City, Utah 84124	1,341,523	2.07%

All 5% beneficial owners as a group		15,523,252	23.99%

(1)	Beneficially controlled by Jason Briggs.
(2)	Includes additional shares beneficially owned by Jason Briggs including 311,982 shares owned personally and 1,029,541 shares owned by two separate irrevocable trust for which Jason Briggs serves as trustee.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Trent D’Ambrosio (1)	3,902,101	6.03%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Whit Cluff (1)	1,232,597	1.91%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

All Officers and Directors as a Group		5,134,698	7.97%

(1)	Executive officer and/or director of the Company.

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

As of December 31, 2019, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2019, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

The Company took several short-term notes payable from related parties during 2019. The Company received $1,688,000 in cash from related parties and paid out $2,478,775 in cash to related parties on notes payable.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually. Additionally, the employment agreement provides for benefits and an optional annual bonus to be determined by the Board of Directors.

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2019, and 2016:

Fee Category	2019	2018
Audit Fees	$68,000	$77,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$68,000	$77,000

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2019 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12	List of Subsidiaries (12)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2017. (15)
10.14	Employment Agreement with Trent D’Ambrosio (16)

10.15	Note Purchase Agreement (16)

10.16	Senior Secured Redeemable Convertible Note (16)

10.17	Warrant (16)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2017.

(16)	Incorporated by reference from the Form S-1 filed with the SEC on June 2, 2019.l

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: March 30, 2020	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2020	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	March 30, 2020

/s/ Whit Cluff
Whit Cluff	Director	March 30, 2020

INCEPTION MINING, INC.

CONTENTS

PAGE	F-1	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

PAGES	F-6 - F-33	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Inception Mining, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note s to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Salt Lake City, UT

March 27, 2020

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$47,996	$50,857
Accounts receivable	20,538	5,548
Inventories	855,069	570,614
Prepaid expenses and other current assets	11,864	26,376
Total Current Assets	935,467	653,395

Property, plant and equipment, net	443,348	664,041
Other assets	36,802	36,859
Total Assets	$1,415,617	$1,354,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,192,346	$1,631,997
Accrued interest - related parties	7,608,238	6,647,300
Secured borrowings, net	211,066	217,223
Notes payable, net of debt discounts	60,000	60,000
Notes payable - related parties	6,921,216	6,822,657
Convertible notes payable, net of debt discounts	355,980	1,169,395
Derivative liabilities	4,983,107	2,547,806
Total Current Liabilities	22,331,953	19,096,378

Long-term convertible notes payable, net of debt discounts	1,566,627	-
Mine reclamation obligation	513,051	341,845
Total Liabilities	24,411,631	19,438,223

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 60,035,102 and 54,093,505 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	600	541
Additional paid-in capital	6,521,506	4,490,866
Accumulated deficit	(28,984,217)	(22,009,285)
Accumulated other comprehensive income	(525,951)	(557,134)
Total Controlling Interest	(22,988,061)	(18,075,011)
Non-Controlling Interest	(7,953)	(8,917)
Total Stockholders’ Deficit	(22,996,014)	(18,083,928)
Total Liabilities and Stockholders’ Deficit	$1,415,617	$1,354,295

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31, 2019	December 31, 2018
Precious Metals Income	$4,955,027	$3,967,869

Operating Expenses
Cost of sales	3,656,127	3,740,708
General and administrative	2,066,886	2,035,203
Depreciation and amortization	35,718	38,237
Total Operating Expenses	5,758,731	5,814,148
Loss from Operations	(803,704)	(1,846,279)

Other Income/(Expenses)
Other income (expense)	67,988	4,942
Change in derivative liability	2,397,289	979,561
Loss on extinguishment of debt	(147,320)	(8,510)
Interest expense	(8,488,221)	(4,756,764)
Total Other Income/(Expenses)	(6,170,264)	(3,780,771)

Loss from Operations before Income Taxes	(6,973,968)	(5,627,050)
Provision for Income Taxes	-	-
NET LOSS	(6,973,968)	(5,627,050)
NET LOSS - Non-Controlling Interest	(964)	1,036
NET LOSS - Controlling Interest	$(6,974,932)	$(5,626,014)

Loss per share – Basic and Diluted	$(0.12)	$(0.11)
Weighted average number of shares outstanding during the period – Basic and Diluted	57,056,526	53,501,213

Other Comprehensive Loss
Exchange differences arising on translating foreign operations	31,183	1,499
Total Comprehensive Loss	(6,942,785)	(5,625,551)
Total Comprehensive Loss - Non-Controlling Interest	(388)	(378)
Total Comprehensive Loss - Controlling Interest	$(6,943,173)	$(5,625,929)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Other		Total
	($0.00001Par)		($0.00001Par)		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2017	51	$1	52,183,761	$522	$3,992,407	$(16,383,271)	$(555,635)	$(7,881)	$(12,953,857)
Shares issued for services	-	-	1,516,385	16	351,442	-	-	-	351,458
Shares issued for cash	-	-	450,000	4	41,996	-	-	-	42,000
Shares issued with note payable	-	-	329,723	3	89,007	-	-	-	89,010
Shares issued with settlement of A/P	-	-	100,000	1	16,009	-	-	-	16,010
Share cancellation	-	-	(486,364)	(5)	5	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(1,499)	-	(1,499)
Net loss for the year	-	-	-	-	-	(5,626,014)	-	(1,036)	(5,627,050)
Balance, December 31, 2018	51	1	54,093,505	541	4,490,866	(22,009,285)	(557,134)	(8,917)	(18,083,928)
Shares issued for services	-	-	2,050,000	20	245,830	-	-	-	245,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with notes payable	-	-	3,416,597	34	1,724,065	-	-	-	1,724,099
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	31,183	-	31,183
Net loss for the year	-	-	-	-	-	(6,974,932)	-	964	(6,973,968)
Balance, December 31, 2019	51	$1	60,035,102	$600	$6,521,506	$(28,984,217)	$(525,951)	$(7,953)	$(22,996,014)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities:
Net Loss	$(6,973,968)	$(5,627,050)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	212,006	225,395
Common stock issued for services	245,850	351,458
Warrants issued for services	-	-
Loss on extinguishment of debt	147,320	8,510
Change in derivative liability	(2,397,289)	(979,561)
Amortization of debt discount	5,781,020	2,438,886
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(14,990)	16,640
Decr (incr) inventories	(284,455)	839,691
Decr (incr) prepaid expenses and other current assets	14,512	(14,601)
Incr (decr) accounts payable and accrued liabilities	560,349	1,529,985
Incr (decr) accounts payable and accrued liabilities - related parties	2,240,814	1,035,618
Incr (decr) secured borrowings	38,986	-
Net Cash Used In Operating Activities	(429,845)	(175,029)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,723)	(30,499)
Net Cash Used In Investing Activities	(1,723)	(30,499)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(120,000)
Repayment of notes payable-related parties	(2,249,186)	(2,550,006)
Repayment of convertible notes payable	(3,089,414)	(1,688,500)
Repayment of secured borrowings	(45,143)	(40,647)
Proceeds from notes payable-related parties	1,688,000	1,813,200
Proceeds from convertible notes payable	4,075,975	2,637,500
Proceeds from secured borrowings	-	17,093
Common stock issued with convertible note payable	-	89,010
Proceeds from issuance of common stock	48,750	42,000
Net Cash Provided by Financing Activities	428,982	199,650
Effects of exchange rate changes on cash	(275)	4,933
Net Change in Cash	(2,861)	(945)
Cash at Beginning of Period	50,857	51,802
Cash at End of Period	$47,996	$50,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,387,474	$1,057,500
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$12,000	$16,010
Common stock issued for note commitment fee	$17,550	$46,193
Assets held to satisfy secured borrowings	$49,257	$19,401
Recognition of debt discounts on convertible notes payable	$5,127,699	$1,031,741
Note payable issued for conversion of accounts payable	$40,000	$-
Warrants issued with convertible note payable	$1,211,962	$-

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2019 and 2018

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2019, the Company recorded net loss of $6,973,968 and used $429,845 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Loss per Common Share - Basic net loss per common share is computed by dividing net loss, less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive loss per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. Common share equivalents of 122,123,227 have been excluded in the diluted income per share calculation for 2019 because they would be anti-dilutive. Common share equivalents of 28,206,471 have been excluded in the diluted income per share calculation for 2018 because they would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2019 and 2018.

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

The Company incurred rent expense of $13,637 and $13,891 for the year ended December 31, 2019 and 2018.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Supplies	$62,912	$87,231
Mineralized Material on Leach Pads	201,407	247,213
ADR Plant	92,404	40,642
Finished Ore	498,346	195,528
Total Inventories	$855,069	$570,614

There were no stockpiles at December 31, 2019 and 2018. During 2018, management decided to write down the inventory on one of its leach pads. The Company recorded a write down of $1,058,812 for the inventory in process on the leach pad as of December 31, 2018.

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

The derivative liability as of December 31, 2019, in the amount of $4,983,107 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019 and 2018:

Debt Derivative Liabilities
Balance, December 31, 2017	$647,807
Transfers in upon initial fair value of derivative liabilities	2,879,560
Change in fair value of derivative liabilities and warrant liability	(979,561)
Balance, December 31, 2018	$2,547,806
Transfers in upon initial fair value of derivative liabilities	5,095,389
Change in fair value of derivative liabilities and warrant liability	(2,397,289)
Transfers to permanent equity upon conversion of note payable	(262,799)
Balance, December 31, 2019	$4,983,107
Net gain for the period included in earnings relating to the liabilities held at December 31, 2019	$2,379,289
Net gain for the period included in earnings relating to the liabilities held at December 31, 2018	$979,561

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

At December 31, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,971,378. The Company recorded a gain from change in fair value of debt derivatives of $2,372,438 for the year ended December 31, 2019. The fair value of the embedded derivatives was determined using Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 225.30% to 256.89%, (3) weighted average risk-free interest rate of 1.58% to 1.59% (4) expected life of 1.39 to 2.03 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

At December 31, 2019 and 2018, the Company had a warrant liability of $11,729 and $36,580, respectively. The Company recorded a gain from change in fair value of warrant liability of $24,851 and $26,171 for the years ended December 31, 2019 and 2018, respectively.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Land	$267,471	$270,736
Buildings	2,337,775	2,366,323
Machinery and Equipment	946,777	956,669
Office Equipment and Furniture	42,191	42,311
Vehicles	84,105	85,132
Construction in Process	7,487	11,277
	3,685,806	3,732,448
Less Accumulated Depreciation	(3,242,458)	(3,068,407)
Total Property, Plant and Equipment	$443,348	$664,041

During the years ended December 31, 2019 and 2018, the Company recognized depreciation expense of $212,006 and $225,395, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	December 31, 2019	December 31, 2018
Cost of Goods Sold	$176,288	$187,158
General and Administrative	35,718	38,237
Total	$212,006	$225,395

6. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $513,051 and $341,845 as of December 31, 2019 and 2018, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increase in the reclamation liability in 2019 was related to the expansion of the heap leach facility and related infrastructure and accretion. The decrease in 2018 was due to the foreign currency translation rate.

Changes to the asset retirement obligation were as follows:

	December 31, 2019	December 31, 2018
Balance, Beginning of Year	$341,845	$352,713
Liabilities incurred	171,206	(10,868)
Disposal	-	-
Balance, End of Year	$513,051	$341,845

7. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Accounts Payable	$750,529	$558,749
Accrued Liabilities	530,779	394,017
Accrued Salaries and Benefits	507,043	410,930
Advances Payable	403,995	268,301
Total Accrued Liabilities	$2,192,346	$1,631,997

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

On June 26, 2019, the Company entered into four new financing arrangements with third parties for a combined principal amount of $247,571. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $24,757, for a total expected remittance of $272,328. The maturity date of the notes is June 25, 2020. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2019, the Company held 35 ounces of gold, valued at a cost of $49,257, to satisfy the liabilities upon maturity leaving a net obligation of $211,066, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	December 31, 2019	December 31, 2018
Secured obligations	$247,571	$225,005
Guaranteed interest	24,757	22,500
Deferred interest	(12,005)	(10,881)
	260,323	236,624
Gold held as security	(49,257)	(19,401)
Secured Borrowings, net	$211,066	$217,223

9. Notes Payable

Notes payable were comprised of the following as of December 31, 2019 and December 31, 2018:

Notes Payable	December 31, 2019	December 31, 2018
Phil Zobrist	$60,000	$60,000
Total Notes Payable	$60,000	$60,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of December 31, 2019, the gross balance of the note was $60,000 and accrued interest was $75,304.

10. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of December 31, 2019 and December 31, 2018:

Notes Payable - Related Parties	Relationship	December 31, 2019	December 31, 2018
Clavo Rico, Incorporated	Affiliate - Controlled by Director	$3,377,980	$-
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	57,000	-
Diamond 80, LLC	Immediate Family Member	-	49,000
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
GAIA Ltd	Affiliate - Controlled by Director	-	1,150,000
Legends Capital	Affiliate - Controlled by Director	755,000	765,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,305,236	1,204,677
Silverbrook Corporation	Affiliate - Controlled by Director	-	2,227,980
WOC Energy LLC	Affiliate - Controlled by Director	40,000	40,000
Total Notes Payable - Related Parties		$6,921,216	$6,822,657

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2019 and bear 18% per annum interest. As of December 31, 2019, the gross balance of the notes were $3,377,980 and accrued interest was $4,517,807.

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of December 31, 2019, the gross balance of the note was $185,000 and accrued interest was $292,858.

D. D’Ambrosio – On January 4, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $125,000 (the “Note”) due on February 5, 2019 and bears a 5.00% interest rate. The Company made a payment of $131,250 towards the principal balance and accrued interest of $6,250 on February 13, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 19, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $100,000 (the “Note”) due on March 19, 2019 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on March 8, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On March 14, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $100,000 (the “Note”) due on April 30, 2019 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on April 5, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On April 9, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $122,000 (the “Note”) due on May 30, 2019 and bears a 5.00% interest rate. The Company made a payment of $128,100 towards the principal balance and accrued interest of $6,100 on May 21, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On June 14, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $182,000 (the “Note”) due on July 5, 2019 and bears a 5.00% interest rate. The Company made a payment of $191,100 towards the principal balance and accrued interest of $9,100 on May 21, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 12, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $150,000 (the “Note”) due on August 12, 2019 and bears a 5.00% interest rate. The Company made a payment of $157,500 towards the principal balance and accrued interest of $7,500 on July 25, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On November 7, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $160,000 (the “Note”) due on December 5, 2019 and bears a 5.00% interest rate. The Company made a payment of $168,000 towards the principal balance and accrued interest of $8,000 on November 27, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On November 29, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $152,000 (the “Note”) due on December 15, 2019 and bears a 5.00% interest rate. The Company made a payment of $159,600 towards the principal balance and accrued interest of $7,600 on December 12, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On December 12, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $150,000 (the “Note”) due on December 31, 2019 and bears a 5.00% interest rate. The Company made a payment of $157,500 towards the principal balance and accrued interest of $7,500 on December 27, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On December 30, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $57,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. As of December 31, 2019, the outstanding balance of the Note was $57,000 and accrued interest was $2,850.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2018 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $36,700.

Francis E. Rich IRA – On February 14, 2013, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of $100,000 (the “Note”) due on February 14, 2020 and bears a 15.0% semi-annual interest rate. As of December 31, 2019, the outstanding balance of the Note was $100,000 and accrued interest was $11,425.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. On April 5, 2019, the entire outstanding balance of $1,150,000 and accrued interest was assigned to Clavo Rico, Incorporated. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. On November 29, 2019, the Company made a payment of $10,000 towards the outstanding principal balance. As of December 31, 2019, the gross balance of the note was $755,000 and accrued interest was $1,089,685.

Legends Capital Group – On May 16, 2017, the Company issued an unsecured Short-Term Promissory Note to Legends Capital Group in the principal amount of $100,000 (the “Note”) due on September 15, 2018 and bears a 7.0% interest rate. The Company made a payment of $50,000 towards the principal balance and accrued interest of $0 on June 27, 2018. The Company made a payment of $40,000 towards the principal balance on February 28, 2019. On May 21, 2019, the Company paid the remaining interest balance of $7,000. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of December 31, 2019, the gross balance of the note was $1,101,000 and accrued interest was $1,656,913.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of December 31, 2019, the gross balance of the note was $1,305,236 and accrued interest was $0.

Pine Valley Investments, LLC – On May 7, 2019, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $100,000 (the “Note”) due on May 21, 2019 and bears a 5.0% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on May 21, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. On April 5, 2019, the entire outstanding balance of $2,227,980 and accrued interest was assigned to Clavo Rico, Incorporated. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

WOC Energy, LLC – On November 6, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on September 30, 2019 and bears a 4.0% interest rate. As of December 31, 2019, the outstanding balance of the Note was $40,000 and accrued interest was $0.

WOC Energy, LLC – On January 8, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $75,000 (the “Note”) due on January 11, 2019 and bears a 5.0% interest rate. The Company made a payment of $78,750 towards the principal balance and accrued interest of $3,750 on February 19, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On February 22, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on March 31, 2019 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on March 26, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On April 3, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $60,000 (the “Note”) due on May 10, 2019 and bears a 5.0% interest rate. The Company made a payment of $63,000 towards the principal balance and accrued interest of $3,000 on May 21, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On April 16, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $55,000 (the “Note”) due on May 31, 2019 and bears a 5.0% interest rate. The Company made a payment of $57,750 towards the principal balance and accrued interest of $2,750 on May 21, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On May 1, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on May 31, 2019 and bears a 5.0% interest rate. This note was a conversion of accounts payable due to the lender of $40,000. The Company made a payment of $12,000 towards the principal balance and accrued interest of $2,000 on July 10, 2019. The Company made a payment of $10,000 towards the principal balance on July 15, 2019. The Company made a payment of $11,000 towards the principal balance and accrued interest of $1,000 on August 28, 2019. The Company made a payment of $10,000 towards the principal balance on September 5, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On November 13, 2019, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on December 15, 2019 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on December 12, 2019. As of December 31, 2019, the outstanding balance of the Note was $0 and accrued interest was $0.

11. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2019 and December 31, 2018:

Convertible Notes Payable	December 31, 2019	December 31, 2018
Adar Alef LLC	$-	$105,000
Antczak Polich Law LLC	355,980	430,000
Auctus Fund	-	125,000
Coolidge Capital	-	75,000
Crossover Capital	-	82,894
Crown Bridge Partners	-	55,000
Investor	3,985,000	150,000
Eagle Equities	-	103,000
Ema Financial	-	75,000
GS Capital Partners	-	300,000
JS Investments	-	100,000
Labrys Funding	-	300,000
LG Capital Funding	-	100,000
Morningview Financial	-	55,000
Power Up Lending	-	116,000
SBI Investments	-	110,000
Scotia International	400,000	-
Total Convertible Notes Payable	4,740,980	2,281,894
Less Unamortized Discount	(2,818,373)	(1,112,499)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	1,922,607	1,169,395
Less Short-Term Convertible Notes Payable	(355,980)	(1,169,395)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$1,566,627	$-

Adar Alef, LLC – On November 19, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Adar Alef, LLC (“Adar Alef”), in the principal amount of $105,000 (the “Note”) due on November 19, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 22, 2019, the Company paid $146,137 to pay off the principal balance of $105,000 and $41,137 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $92,918 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of December 31, 2019, the gross balance of the note was $300,000 and accrued interest was $36,033.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the year ended December 31, 2019, the Company made several payments amounting to $74,020. As of December 31, 2019, the gross balance of the note was $55,980 and accrued interest was $10,062.

Auctus Fund – On December 4, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Auctus Fund (“Auctus”), in the principal amount of $125,000 (the “Note”) due on September 4, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $112,250 (less an original issue discount (“OID”) of $12,750). The Note is convertible into common stock, at holder’s option, at a 50% discount of the lowest trading price of the common stock during the 25 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount while the “Chill” is in effect. On May 23, 2019, the Company paid $171,475 to pay off the principal balance of $125,000 and $46,475 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $111,240 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Coolidge Capital, LLC – On November 7, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Coolidge Capital, LLC. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $75,000. The total net proceeds the Company received was $70,500 (less an original issue discount (“OID”) of $4,500). The Note has a maturity date of August 7, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $4,500 which will be amortized over the life of the note. On May 3, 2019, the Company paid $105,000 to pay off the principal balance of $75,000 and $30,000 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $3,610 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Coolidge Capital, LLC – On May 10, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Coolidge Capital, LLC. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $100,000. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note has a maturity date of February 10, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $5,000 which will be amortized over the life of the note. On November 13, 2019, the Company paid $145,934 to pay off the principal balance of $100,000 and $45,934 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $5,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Coventry Enterprises, LLC – On February 12, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Coventry Enterprises, LLC (“Coventry”), in the principal amount of $50,000 (the “Note”) due on February 12, 2020 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $47,500 (less an original issue discount (“OID”) of $2,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 23, 2019, the Company paid $68,750 to pay off the principal balance of $50,000 and $18,750 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $50,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Crossover Capital Fund II, LLC – On July 10, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crossover Capital Fund II, LLC (“Crossover Capital”), in the principal amount of $82,894 (the “Note”) due on April 10, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $75,000 (less an original issue discount (“OID”) of $7,894). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On January 4, 2019, the Company paid $118,750 to pay off the principal balance of $82,894 and $35,856 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $30,253 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Crossover Capital Fund II, LLC – On May 3, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crossover Capital Fund II, LLC (“Crossover Capital”), in the principal amount of $80,500 (the “Note”) due on February 3, 2020 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $70,975 (less an original issue discount (“OID”) of $9,525). The Note is convertible into common stock, at holder’s option, at a 50% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 22, 2019, the Company paid $93,161 to pay off the principal balance of $80,500 and $12,661 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $80,500 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Crown Bridge Partners – On October 25, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $55,000 (the “Note”) due on May 11, 2019 and bears 5% per annum interest, due at maturity. The total net proceeds the Company received was $47,000 (less an original issue discount (“OID”) of $8,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If the conversion price drops below $0.15 per share, then the conversion price will be 50% of the trading price. The Company issued 100,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a five year life and an exercise price of $0.75 per share. On April 18, 2019, the Company paid $83,738 to pay off the principal balance of $55,000 and $28,738 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $44,904 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Crown Bridge Partners – On April 18, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Crown Bridge Partners (“Crown Bridge”), in the principal amount of $55,000 (the “Note”) due on April 18, 2020 and bears 5% per annum interest, due at maturity. The total net proceeds the Company received was $47,000 (less an original issue discount (“OID”) of $8,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If the conversion price drops below $0.15 per share, then the conversion price will be 50% of the trading price. On October 7, 2019, the Company paid $83,738 to pay off the principal balance of $55,000 and $28,738 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $55,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Investor – On August 2, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $150,000 (the “Note”) due on August 2, 2020 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $150,000. The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. If at any time while the note is outstanding, an event of default occurs, then an additional discount of 10% shall be factored into the variable conversion price until the note is no longer outstanding. On January 23, 2019, the Company paid $210,000 to pay off the principal balance of $150,000 and $60,000 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $119,015 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2021 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock, provided there has not been an event of default. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29,2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. For the year ended December 31, 2019, the Company amortized $1,253,230 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $3,985,000 and accrued interest was $249,641.

Eagle Equities, LLC – On December 12, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Eagle Equities, LLC (“Eagle Equities”), in the principal amount of $103,000 (the “Note”) due on December 12, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $3,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 22, 2019, the Company paid $147,812 to pay off the principal balance of $103,000 and $44,812 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $97,638 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

EMA Financial – On October 23, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to EMA Financial, in the principal amount of $75,000 (the “Note”) due on July 23, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $67,500 (less an original issue discount (“OID”) of $7,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. However, if the Company’s share price at any time loses the bid, then the conversion price may, in the Holder’s sole and absolute discretion, be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the conversion shares to the Holder, or any date thereafter while conversion shares are held by the Holder, the closing bid price per share of common stock on the principal market on the trading day on which the common shares are traded is less than the sale price used to calculate the conversion price, then such conversion price shall be automatically reduced using the new low closing bid price and additional shares issued to the Holder. In the event the Company experiences a DTC “Chill” on its shares, or if the closing sale price at any time falls below $0.047, then the conversion price shall be decreased an additional 15% discount. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 15% discount will apply to all future conversions on this note. On April 25, 2019, the Company paid $107,308 to pay off the principal balance of $75,000 and $32,308 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $56,044 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

EMA Financial – On May 1, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to EMA Financial, in the principal amount of $75,000 (the “Note”) due on February 1, 2020 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $67,500 (less an original issue discount (“OID”) of $7,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, or if the closing sale price at any time falls below $0.15, then the conversion price shall be decreased an additional 15% discount. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 15% discount will apply to all future conversions on this note. On October 21, 2019, the Company paid $107,009 to pay off the principal balance of $75,000 and $32,009 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $75,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

GS Capital Partners – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $100,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On January 22, 2019, the Company paid $133,814 to pay off the principal balance of $100,000 and $33,814 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $57,515 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

GS Capital Partners – On November 28, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $200,000 (the “Note”) due on November 28, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $190,000 (less an original issue discount (“OID”) of $10,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On May 23, 2019, the Company paid $267,890 to pay off the principal balance of $200,000 and $67,890 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $181,918 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

GS Capital Partners – On January 23, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to GS Capital Partners (“GS Capital”), in the principal amount of $100,000 (the “Note”) due on February 23, 2020 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 42% discount of the lowest closing price of the common stock during the 12 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On July 12, 2019, the Company paid $133,726 to pay off the principal balance of $100,000 and $33,726 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $100,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

JSJ Investments – On November 9, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $100,000 (the “Note”) due on November 9, 2019 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $98,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 10, 2019, the Company paid $145,961 to pay off the principal balance of $100,000 and $45,961 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $85,753 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

JSJ Investments – On February 5, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to JSJ Investments (“JSJ”), in the principal amount of $100,000 (the “Note”) due on February 5, 2020 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $98,000 (less an original issue discount (“OID”) of $2,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 23, 2019, the Company paid $138,452 to pay off the principal balance of $100,000 and $38,452 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $100,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Labrys Fund LP – On October 26, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $300,000. The Note has a maturity date of April 26, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total net proceeds the Company received was $270,000 (less an original issue discount (“OID”) of $30,000). The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on October 26, 2018. In connection with the issuance of the Note, the Company issued to the Purchaser 1,362,398 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.11 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. The Default Note Conversion Price is a 45% discount of the lowest trading price of the common stock during the 30 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount on all future conversions. The Company issued 235,000 shares of common stock in connection with this note, which were valued at $28,200 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $85,473 which will be amortized over the life of the note. On May 22, 2019, the Company paid $319,510 to pay off the principal balance of $300,000 and $19,510 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $54,477 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Labrys Fund LP – On January 14, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with LABRYS FUND, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $282,000. The Note has a maturity date of July 14, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The total net proceeds the Company received was $250,000 (less an original issue discount (“OID”) of $32,000). The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on January 14, 2019. In connection with the issuance of the Note, the Company issued to the Purchaser 1,000,000 shares of its common stock (the “Returnable Shares”) that shall be returned to the Company’s treasury if the Note is fully repaid and satisfied. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of $0.11 as set forth in the Note, subject to adjustment as set forth in the Note if the Note is in Default. The Default Note Conversion Price is a 45% discount of the lowest trading price of the common stock during the 30 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 15% discount on all future conversions. The Company issued 130,000 shares of common stock in connection with this note, which were valued at $17,550 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $113,641 which will be amortized over the life of the note. On May 22, 2019, the Company paid $293,867 to pay off the principal balance of $282,000 and $11,867 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $113,641 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

LG Capital Funding – On December 7, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to LG Capital Funding (“LG Cap”), in the principal amount of $100,000 (the “Note”) due on December 7, 2019 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $85,000 (less an original issue discount (“OID”) of $15,000). The Note is convertible into common stock, at holder’s option, for the first 6 months at a fixed price of $0.18 per share and after that date at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount on all future conversions. The Company issued 39,473 shares of common stock in connection with this note, which were valued at $7,500 and recorded as part of the debt discount. The Company recognized a debt discount on this note of $22,500 which will be amortized over the life of the note. On May 23, 2019, the Company paid $146,252 to pay off the principal balance of $100,000 and $46,252 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $21,020 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Morningview Financial – On November 26, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Morningview Financial (“Morningview”), in the principal amount of $55,000 (the “Note”) due on November 26, 2019 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $47,500 (less an original issue discount (“OID”) of $7,500). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. On May 23, 2019, the Company paid $78,546 to pay off the principal balance of $55,000 and $23,546 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $49,726 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Odyssey Capital Funding, LLC – On May 15, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Odyssey Capital Funding, LLC (“Odyssey Capital”), in the principal amount of $105,000 (the “Note”) due on May 15, 2020 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On November 8, 2019, the Company paid $154,128 to pay off the principal balance of $105,000 and $49,128 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $105,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

One 44 Capital, LLC – On January 28, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to One 44 Capital, LLC (“One 44”), in the principal amount of $100,000 (the “Note”) due on December 12, 2019 and bears 10% per annum interest, due at maturity. The total net proceeds the Company received was $95,000 (less an original issue discount (“OID”) of $5,000). The Note is convertible into common stock, at holder’s option, at a 40% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased an additional 10% discount while the “Chill” is in effect. On July 25, 2019, the Company paid $146,866 to pay off the principal balance of $100,000 and $46,866 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $100,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On July 12, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $53,000. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of April 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On January 14, 2019, the Company paid $75,855 to pay off the principal balance of $53,000 and $22,855 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $1,233 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On October 22, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of July 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On April 16, 2019, the Company paid $90,083 to pay off the principal balance of $63,000 and $27,083 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $2,253 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On January 11, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $53,000. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of October 30, 2019 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On May 22, 2019, the Company paid $67,353 to pay off the principal balance of $53,000 and $14,353 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $3,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Power Up Lending Group – On April 16, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with POWER UP LENDING GROUP LTD. (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate amount of $63,000. The total net proceeds the Company received was $60,000 (less an original issue discount (“OID”) of $3,000). The Note has a maturity date of February 28, 2020 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12% - 22% default interest per annum) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company may prepay the Note in whole provided that the Purchaser be given written notice not more than three (3) Trading Days. The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price of the greater of the fixed conversion price of or a variable conversion price as set forth in the Note. The fixed conversion price is $0.00009. The variable conversion price is 61% (39% discount) of the market price. Market price is the average of the lowest two trading prices in a ten trading day look back period. The company recognized a debt discount on this note of $3,000 which will be amortized over the life of the note. On May 22, 2019, the Company paid $80,062 to pay off the principal balance of $63,000 and $17,062 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $3,000 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

SBI Investments – On December 17, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to SBI Investments, LLC (“SBI”), in the principal amount of $110,000 (the “Note”) due on June 17, 2019 and bears 8% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $10,000). The Note is convertible into common stock, at holder’s option, at a 50% discount of the lowest trading price of the common stock during the 20 trading day period prior to conversion. At any time after the closing date, if the Company’s common stock is not deliverable by DWAC, then an additional 10% discount will apply to all future conversions on this note. If at any time while the note is outstanding, an event of default occurs, then an additional discount of 15% shall be factored into the variable conversion price until the note is no longer outstanding. On May 23, 2019, the Company paid $147,827 to pay off the principal balance of $110,000 and $37,827 in accrued interest and prepayment penalty. For the year ended December 31, 2019, the Company amortized $101,538 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $0 and accrued interest was $0.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10 trading day period prior to conversion. For the year ended December 31, 2019, the Company amortized $29,332 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $400,000 and accrued interest was $23,342.

12. Stockholders’ Deficit

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

On October 1, 2019, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.08 per share for a value of $16,000.

On November 1, 2019, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.065 per share for a value of $13,000.

On December 1, 2019, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.05 per share for a value of $10,000.

Warrants

On January 1, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share.

On May 11, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share.

On October 25, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share.

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

The following tables summarize the warrant activity during the years ended December 31, 2019 and 2017:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2017	743,637	$1.28
Granted	300,000	0.75
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2018	1,043,637	1.12
Granted	9,250,000	0.49
Exercised	-	-
Forfeited	(680,000)	0.90
Balance at December 31, 2019	9,613,637	$0.53

2019 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2019	Weighted Average Exercise Price
$0.40 - 6.88	9,613,637	2.40 years	$0.53	9,613,637	$0.53

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

	Year Ended December 31,
	2019	2018
Numerator:
Net Loss	$(6,973,968)	$(5,627,050)
Non-Controlling Interest	(964)	1,036
Loss available to Controlling Shareholders	$(6,974,932)	$(5,626,014)

Denominator:
Basic Weighted Average Shares Outstanding	57,056,526	53,501,213
Effect of Dilutive Securities	-	-
Diluted Weighted Average Shares Outstanding	57,056,526	53,501,213

Net Loss per Common Share:
Basic	$(0.12)	$(0.11)
Diluted	$(0.12)	$(0.11)

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2019	2018
Expected income tax (recovery) expense at the statutory rate of 26%	$(1,813,232)	$(1,913,197)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	3,079	1,971
Change in valuation allowance	1,810,153	1,911,226
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred income tax asset:	2019	2018
Net operating loss carry-forwards	$10,021,474	$7,277,496
Section 195 Startup Costs	1,393,346	1,393,346
Debt Discount	(1,503,066)	(859,485)
Derivative Liability	(623,295)	(333,051)
Valuation allowance	(9,288,459)	(7,478,306)
Deferred income taxes	$-	$-

As of December 31, 2019 and December 31, 2018, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $10,021,500 and $7,277,500, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2039.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2039.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2012 through December 31, 2019 generally remain open to examination by the Internal Revenue Service until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired.

15. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2019, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Employment Agreements – Effective as of December 31, 2018, the Company entered into a Settlement Agreement with Michael Ahlin through which he agreed to receive 20,000 shares of common stock in exchange for waiving all amounts owed by the Company.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually. Additionally, the employment agreement provides for benefits and an optional annual bonus to be determined by the Board of Directors.

Notes Payable – The Company took several short-term notes payable from related parties during 2019. The Company received $1,688,000 in cash from related parties and paid out $2,249,186 in cash to related parties on notes payable (see Note 10).

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

In the opinion of management, as of December 31, 2019, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

17. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the year ended December 31, 2019, most of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of December 31, 2019. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

18. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through March 27, 2020, the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as noted below.

On February 21, 2020, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $250,000 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-trade Australian company.

On January 16, 2020, the Company issued 1,645,000 shares of common stock related to a conversion notice received from an investor. On February 11, 2020, the Company issued 1,000,000 shares of common stock related to a conversion notice received from an investor. On February 27, 2020, the Company issued 1,415,500 shares of common stock related to a conversion notice received from an investor. The Company is still evaluating the accounting for these conversion notices.

