Form 10-Q/A
period 2019-06-30
INCEPTION MINING INC.
filed 2020-05-22
CIK 1416090

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

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Inception Mining, Inc., a Nevada corporation.

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the six-month period ended June 30, 2019, which was filed with the Securities and Exchange Commission on August 14, 2019 (the “Original Filing”).

This Form 10-Q/A is being filed to:

(a)	Restate the consolidated financial statements for the three and six-month periods ended June 30, 2019 to reflect revised valuations of derivative liabilities on a convertible note and the warrants issued with the convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

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

The effects of the adjustments on the Company’s previously issued June 30, 2019 consolidated financial statement affect the derivative liabilities account, the change in derivative liabilities account and the interest expense account. For more details on this adjustment, please refer to the restatement footnote (Note 18) in the consolidated financial statements.

The adjustments mentioned above reflect restatements due to revised valuations of derivative liabilities on convertible notes payable and warrants being recognized during the year, together with the change in the derivative liability. The adjustments to the derivative liabilities were caused by an error in the valuation method used to determine the valuation of the derivative liabilities.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing, with the exception of a few typographical errors in the original file. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on August 14, 2019.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited - Restated)
ASSETS
Current Assets
Cash and cash equivalents	$12,732	$50,857
Accounts receivable	16,909	5,548
Inventories	676,661	570,614
Prepaid expenses and other current assets	18,959	26,376
Total Current Assets	725,261	653,395

Property, plant and equipment, net	546,549	664,041
Other assets	36,591	36,859
Total Assets	$1,308,401	$1,354,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,557,603	$1,631,997
Accrued interest - related parties	7,152,869	6,647,300
Secured borrowings, net	237,247	217,223
Notes payable, net of debt discounts	60,000	60,000
Notes payable - related parties	6,953,913	6,822,657
Convertible notes payable, net of debt discounts	648,212	1,169,395
Derivative liabilities	20,429,997	2,547,806
Total Current Liabilities	37,039,841	19,096,378

Long-term convertible notes payable, net of debt discount	561,943	-
Mine reclamation obligation	339,477	341,845
Total Liabilities	37,941,261	19,438,223

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 55,848,505 and 54,093,505 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	558	541
Additional paid-in capital	4,880,060	4,490,866
Accumulated Deficit	(40,984,884)	(22,009,285)
Accumulated Other comprehensive income - foreign currency translation	(519,591)	(557,134)
Total Controlling Interest	(36,623,856)	(18,075,011)
Non-Controlling Interest	(9,004)	(8,917)
Total Stockholders’ Deficit	(36,632,860)	(18,083,928)
Total Liabilities and Stockholders’ Deficit	$1,308,401	$1,354,295

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Restated)		(Restated)
Precious Metals Income	$1,101,765	$1,182,145	$2,023,207	$2,361,585

Operating Expenses
Cost of sales	656,103	853,526	1,884,614	2,541,125
General and administrative	561,140	498,979	1,181,461	976,790
Depreciation and amortization	9,071	9,236	18,159	19,511
Total Operating Expenses	1,226,314	1,361,741	3,084,234	3,537,426
Loss from Operations	(124,549)	(179,596)	(1,061,027)	(1,175,841)

Other Income/(Expenses)
Other income (expense)	1,450	1,888	1,434	2,019
Change in derivative liability	6,941,101	473,599	5,446,112	775,573
Loss on extinguishment of debt	(101,970)	-	(106,970)	-
Interest expense	(21,904,897)	(1,080,031)	(23,255,235)	(1,871,597)
Total Other Income/(Expenses)	(15,064,316)	(604,544)	(17,914,659)	(1,094,005)

Net Loss from Operations before Income Taxes	(15,188,865)	(784,140)	(18,975,686)	(2,269,846)
Provision for Income Taxes	-	-	-	-
NET LOSS	(15,188,865)	(784,140)	(18,975,686)	(2,269,846)
NET LOSS - Non-Controlling Interest	(77)	(801)	87	433
NET LOSS - Controlling Interest	$(15,188,942)	$(784,941)	$(18,975,599)	$(2,269,413)

Net loss per share - Basic	$(0.27)	$(0.01)	$(0.34)	$(0.04)
Net loss per share - Diluted	$(0.27)	$(0.01)	$(0.34)	$(0.04)
Weighted average number of shares outstanding during the period - Basic	55,626,527	53,261,414	55,023,118	53,192,174
Weighted average number of shares outstanding during the period - Diluted	55,626,527	53,261,414	55,023,118	53,192,174

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	196	(548)	37,543	4,666
Total Comprehensive Loss	(15,188,669)	(784,688)	(18,938,143)	(2,265,180)
Total Comprehensive Income (Loss) - Non-Controlling Interest	38	(142)	(17)	(371)
Total Comprehensive Loss - Controlling Interest	$(15,188,631)	$(784,830)	$(18,938,160)	$(2,265,551)

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Accumulated Other	Non-	Total
	($0.00001Par)		($0.00001Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2018	51	$1	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)
Shares issued for services	-	-	650,000	6	122,844	-	-	-	122,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with note payable	-	-	130,000	1	81,640	-	-	-	81,641
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	37,347	-	37,347
Net loss for the period	-	-	-	-	-	(3,786,657)	-	(164)	(3,786,821)
Balance, March 31, 2019	51	1	55,348,505	553	4,756,095	(25,795,942)	(519,787)	(9,081)	(21,568,161)
Shares issued for services	-	-	500,000	5	123,965	-	-	-	123,970
Foreign currency translation adjustment	-	-	-	-	-	-	196	-	196
Net loss for the period - Restated	-	-	-	-	-	(15,188,942)	-	77	(15,188,865)
Balance, June 30, 2019 - Restated	51	$1	55,848,505	$558	$4,880,060	$(40,984,884)	$(519,591)	$(9,004)	$(36,632,860)

Balance, December 31, 2017	51	$1	52,183,761	$522	$3,992,407	$(16,383,271)	$(555,635)	$(7,881)	$(12,953,857)
Shares issued for services	-	-	816,385	8	221,980	-	-	-	221,988
Shares issued for cash	-	-	250,000	3	27,497	-	-	-	27,500
Foreign currency translation adjustment	-	-	-	-	-	-	5,214	-	5,214
Net loss for the period	-	-	-	-	-	(1,484,472)	-	(1,234)	(1,485,706)
Balance, March 31, 2018	51	1	53,250,146	533	4,241,884	(17,867,743)	(550,421)	(9,115)	(14,184,861)
Shares issued for services	-	-	100,000	1	16,009	-	-	-	16,010
Shares issued with note payable	-	-	55,250	1	26,037	-	-	-	26,038
Share cancellation	-	-	(36,364)	(1)	1	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(548)	-	(548)
Net loss for the period	-	-	-	-	-	(784,283)	-	143	(784,140)
Balance, June 30, 2018	51	$1	53,369,032	$534	$4,283,931	$(18,652,026)	$(550,969)	$(8,972)	$(14,927,501)

See accompanying notes to the unaudited consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(18,975,686)	$(2,269,846)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and amortization expense	109,702	113,176
Common stock issued for services	144,860	237,998
Loss on extinguishment of debt	106,970	-
Change in derivative liability	(5,446,112)	(775,573)
Amortization of debt discount	21,455,111	733,044
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	(11,517)	(4,571)
Decrease (increase) inventories	(106,047)	1,025,293
Decrease (increase) prepaid expenses and other current assets	7,459	(26,796)
Increase (decrease) accounts payable and accrued liabilities	675,009	474,336
Increase (decrease) accounts payable and accrued liabilities - related parties	505,569	500,821
Increase (decrease) secured borrowings	20,024	-
Net Cash Provided By (Used In) Operating Activities	(1,514,658)	7,882

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(12,045)
Net Cash Used In Investing Activities	-	(12,045)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(120,000)
Repayment of notes payable-related parties	(1,136,759)	(1,054,173)
Repayment of convertible notes payable	(2,480,394)	(772,000)
Proceeds from notes payable-related parties	969,000	918,000
Proceeds from convertible notes payable	4,075,975	919,750
Proceeds from secured borrowings	-	17,093
Common stock issued with convertible note payable	-	26,038
Proceeds from issuance of common stock	48,750	27,500
Net Cash Provided by (Used in) Financing Activities	1,476,572	(37,792)
Effects of exchange rate changes on cash	(39)	(1,221)
Net Decrease in Cash	(38,125)	(43,176)
Cash at Beginning of Period	50,857	51,800
Cash at End of Period	$12,732	$8,624

Supplemental disclosure of cash flow information:
Cash paid for interest	$947,514	$530,151
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$12,000	$-
Common stock issued for note commitment fee	$17,550	$-
Assets held to satisfy secured borrowings	$47,128	$-
Recognition of debt discounts on convertible notes payable	$3,915,737	$-
Note payable issued for conversion of accounts payable	$40,000	$-
Warrants issued with convertible note payable	$1,711,394	$-

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $18,975,686 during the period ended June 30, 2019, and had a working capital deficit of $36,314,580 as of June 30, 2019. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Settlement of Contracts in Company’s Equity – In accordance with ASC 815-40-25, the Company must meet certain requirements in order to report contracts as equity versus liabilities. These requirements must be met by the Company or the contracts need to be reported as liabilities. The Company has adopted the sequencing approach as guidance on contracts that permit partial net share settlement. The Company evaluates the contracts based on the earliest issuance date. Currently, using the sequencing approach, the Company has one convertible note and two warrant issuances that are reported as equity instead of liabilities.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2019 and December 31, 2018:

Debt Derivative Liabilities
Balance, December 31, 2017	$647,807
Transfers in upon initial fair value of derivative liabilities	2,879,560
Change in fair value of derivative liabilities and warrant liability	(979,561)
Transfers to permanent equity upon exercise of warrants	-
Balance, December 31, 2018	$2,547,806
Transfers in upon initial fair value of derivative liabilities	23,328,303
Change in fair value of derivative liabilities and warrant liability	(5,446,112)
Transfers to permanent equity upon exercise of warrants	-
Balance, June 30, 2019	$20,429,997
Net gain for the period included in earnings relating to the liabilities held at June 30, 2019	$5,446,112
Net gain for the period included in earnings relating to the liabilities held at December 31, 2018	$979,561

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

At June 30, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $19,674,980. The Company recorded a gain from change in fair value of debt derivatives of $4,453,154 for the period ended June 30, 2019. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 208.51% through 296.43%, (3) weighted average risk-free interest rate of 1.71% through 2.09% (4) expected life of 0.57 through 2.54 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 228.2%, (2) weighted average risk-free interest rate of 1.77% and (3) expected life of 1.89 years.

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

At June 30, 2019, the Company had a warrant liability of $755,017. The Company recorded a gain from change in fair value of warrant liability of $992,958 for the six months ended June 30, 2019. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 211.39% to 228.29%, (3) weighted average risk-free interest rate of 1.71% to 2.23% (4) expected life of 3.12 to 4.33 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 206.4%, (2) weighted average risk-free interest rate of 1.71% and (3) expected life of 2.89 years.

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

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2021 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock.in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. These warrants were valued at $1,711,394 and recorded by the Company as debt discount interest expense. The note has an early payoff penalty of 140% of the then outstanding face value. For the six months ended June 30, 2019, the Company amortized $238,372 of debt discount to current period operations as interest expense. As of June 30, 2019, the gross balance of the note was $4,250,000 and accrued interest was $47,740.

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

Warrants

On May 20, 2019, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”) through which the Investor purchased (i) a Senior Secured Redeemable Convertible Note (“Note”) with a face value of $4,250,000 that is convertible into shares of common stock of the Company and (ii) a warrant (“Warrant”) to purchase 9,250,000 shares of common stock of the Company. The warrant has a life of three years. The warrant is exercisable at the following prices – 3,750,000 shares of common stock at $0.40 per share, 3,000,000 shares of common stock at $0.50 per share and 2,500,000 shares of common stock at $0.60 per share. These warrants were valued at $1,711,394, which has been recorded in warrant derivative liabilities. The Company re-valued the warrants at June 30, 2019 for $716,089 and recorded a gain on the change in derivative liabilities of $995,305.

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

18. Restatement

The Company has restated the June 30, 2019 financial statements as originally presented in its 10-Q filed on August 14, 2019.

This Form 10-Q/A is being filed to:

(a)	Restate the consolidated financial statements for the three and six-month periods ended June 30, 2019 to reflect revised valuations of derivative liabilities on convertible notes and the warrants issued with the convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

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

The changes and explanation of such are as follows:

Consolidated balance sheet as of June 30, 2019:

	Originally Reported	Restatement Adjustment	As Restated
Derivative liabilities	$6,397,194	$14,032,803	$20,429,997
Total current liabilities	23,007,038	14,032,803	37,039,841
Total liabilities	23,908,458	14,032,803	37,941,261
Additional paid-in capital	6,092,022	(1,211,962)	4,880,060
Accumulated deficit	(28,164,043)	(12,820,841)	(40,984,884)
Total controlling interest	(22,591,053)	(14,032,803)	(36,623,856)
Total stockholders’ deficit	$(22,600,057)	$(14,032,803)	$(36,632,860)

Consolidated Statement of Operations and Comprehensive Loss for the six-month period ended June 30, 2019:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$1,246,003	$4,200,109	$5,446,112
Interest expense	(6,234,285)	(17,020,950)	(23,255,235)
Total other income (expense)	(5,093,818)	(12,820,841)	(17,914,659)
Loss from operations before income taxes	(6,154,845)	(12,820,841)	(18,975,686)
Net loss	(6,154,845)	(12,820,841)	(18,975,686)
Net loss - controlling interest	(6,154,758)	(12,820,841)	(18,975,599)
Net loss per share - basic and diluted	(0.11)	(0.23)	(0.34)
Total comprehensive loss	(6,117,302)	(12,820,841)	(18,938,143)
Total comprehensive loss - controlling interest	$(6,117,319)	$(12,820,841)	$(18,938,160)

Consolidated Statement of Operations and Comprehensive Loss for the three-month period ended June 30, 2019:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$2,740,992	$4,200,109	$6,941,101
Interest expense	(4,883,947)	(17,020,950)	(21,904,897)
Total other income (expense)	(2,243,475)	(12,820,841)	(15,064,316)
Loss from operations before income taxes	(2,368,024)	(12,820,841)	(15,188,865)
Net loss	(2,368,024)	(12,820,841)	(15,188,865)
Net loss - controlling interest	(2,368,101)	(12,820,841)	(15,188,942)
Net loss per share - basic and diluted	(0.04)	(0.23)	(0.27)
Total comprehensive loss	(2,367,828)	(12,820,841)	(15,188,669)
Total comprehensive loss - controlling interest	$(2,367,790)	$(12,820,841)	$(15,188,631)

The adjustments above reflect restatement due to revised valuations of derivative liabilities on convertible notes payable and warrants being recognized during the six-month period, together with the change in the derivative liability during the three and six-month periods.

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

Results of Operations

Six months ended June 30, 2019 compared to the Six months ended June 30, 2018

We incurred a net loss of $18,975,686 for the six-month period ended June 30, 2019, and a net loss of $2,269,846 for the six-month period ended June 30, 2018. This change in our results over the two periods is primarily the result of the increase in interest expense and change in derivative liabilities. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Increase/
	2019	2018	(Decrease)
	(Restated)
Revenues	$2,023,207	$2,361,585	$(338,378)
Cost of Sales	1,884,614	2,541,125	(656,511)
General and Administrative	1,181,461	976,790	204,671
Depreciation and Amortization Expenses	18,159	19,511	(1,352)
Total Operating Expenses	3,084,234	3,537,426	(453,192)
Income (Loss) from Operations	(1,061,027)	(1,175,841)	(114,814)
Other Income (expense)	1,434	2,019	585
Change in Derivative Liabilities	5,446,112	775,573	(4,670,539)
Loss on Extinguishment of Debt	(106,970)	-	106,970
Interest Expense	(23,255,235)	(1,871,597)	21,383,638
Income (Loss) from Operations Before Taxes	(18,975,686)	(2,269,846)	16,705,840
Net Income (Loss)	$(18,975,686)	$(2,269,846)	$16,705,840

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

Three months ended June 30, 2019 compared to the Three months ended June 30, 2018

We incurred a net loss of $15,188,865 for the three-month period ended June 30, 2019, and a net loss of $784,140 for the three-month period ended June 30, 2018. This change in our results over the two periods is primarily the result of an increase in interest expense and the change in derivative liabilities. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase/
	2019	2018	(Decrease)
	(Restated)
Revenues	$1,101,765	$1,182,145	$(80,380)
Cost of Sales	656,103	853,526	(197,423)
General and Administrative	561,140	498,979	62,161
Depreciation and Amortization Expenses	9,071	9,236	(165)
Total Operating Expenses	1,226,314	1,361,741	(135,427)
Income (Loss) from Operations	(124,549)	(179,596)	(55,047)
Other Income (expense)	1,450	1,888	438
Change in Derivative Liabilities	6,941,101	473,599	(6,467,502)
Loss on Extinguishment of Debt	(101,970)	-	101,970
Interest Expense	(21,904,897)	(1,080,031)	20,824,866
Income (Loss) from Operations Before Taxes	(15,188,865)	(784,140)	14,404,725
Net Income (Loss)	$(15,188,865)	$(784,140)	$14,404,725

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2019 reflects assets of $1,308,401. We had cash in the amount of $12,732 and working capital deficit in the amount of $36,314,580 as of June 30, 2019. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2019	December 31, 2018
	(Restated)
Current assets	$725,261	$653,395
Current liabilities	37,039,841	19,096,378
Working capital deficit	$(36,314,580)	$(18,442,983)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $40,984,884. In addition, there is a working capital deficit of $36,314,580 as of June 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three Months Ended March 31,
	June 30, 2019	June 30, 2018
	(Restated)
Net Cash Provided by (Used in) Operating Activities	$(1,514,658)	$7,882
Net Cash Used in Investing Activities	-	(12,045)
Net Cash Provided by (Used in) Financing Activities	1,476,572	(37,792)
Effects of Exchange Rate Changes on Cash	(39)	(1,221)
Net Decrease in Cash	$(38,125)	$(43,176)

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

INCEPTION MINING INC.

Date: May 22, 2020	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

