Form 10-Q/A
period 2019-09-30
INCEPTION MINING INC.
filed 2020-05-22
CIK 1416090

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

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 14, 2019 (the “Original Filing”).

This Form 10-Q/A is being filed to:

(a)	Restate the consolidated financial statements for the three and nine-month periods ended September 30, 2019 to reflect revised valuations of derivative liabilities on convertible notes and the warrants issued with the convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

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

The effects of the adjustments on the Company’s previously issued September 30, 2019 consolidated financial statement affect the derivative liabilities account, the change in derivative liabilities account and the interest expense account. For more details on this adjustment, please refer to the restatement footnote (Note 17) in the consolidated financial statements.

The adjustments mentioned above reflect restatements due to revised valuations of derivative liabilities on convertible notes payable and warrants being recognized during the year, together with the change in the derivative liability. The adjustments to the derivative liabilities were caused by an error in the valuation method used to determine the valuation of the derivative liabilities.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing, with the exception of a few typographical errors in the original file. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on November 14, 2019.

INCEPTION MINING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited - Restated) and December 31, 2018	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2019 (Restated) and 2018 (Unaudited)	F-2

	Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months ended September 30, 2019 (Restated) and 2018 (Unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 (Restated) and 2018 (Unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signature Page		13

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited - Restated)
ASSETS
Current Assets
Cash and cash equivalents	$209,544	$50,857
Accounts receivable	83,270	5,548
Inventories	1,081,399	570,614
Prepaid expenses and other current assets	48,465	26,376
Total Current Assets	1,422,678	653,395

Property, plant and equipment, net	490,958	664,041
Other assets	36,352	36,859
Total Assets	$1,949,988	$1,354,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,103,892	$1,631,997
Accrued interest - related parties	7,374,643	6,647,300
Secured borrowings, net	171,605	217,223
Notes payable, net of debt discounts	60,000	60,000
Notes payable - related parties	6,829,641	6,822,657
Convertible notes payable, net of debt discounts	591,260	1,169,395
Derivative liabilities	17,350,892	2,547,806
Total Current Liabilities	34,481,933	19,096,378

Long-term convertible notes payable, net of debt discount	1,056,734	-
Mine reclamation obligation	337,886	341,845
Total Liabilities	35,876,553	19,438,223

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 59,435,102 and 54,093,505 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	594	541
Additional paid-in capital	5,270,550	4,490,866
Accumulated deficit	(38,647,507)	(22,009,285)
Accumulated other comprehensive income - foreign currency translation	(541,945)	(557,134)
Total Controlling Interest	(33,918,307)	(18,075,011)
Non-Controlling Interest	(8,258)	(8,917)
Total Stockholders’ Deficit	(33,926,565)	(18,083,928)
Total Liabilities and Stockholders’ Deficit	$1,949,988	$1,354,295

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Restated)		(Restated)
Precious Metals Income	$1,853,730	$794,227	$3,876,937	$3,155,812

Operating Expenses
Cost of sales	483,837	654,141	2,368,451	3,195,266
General and administrative	562,243	646,716	1,743,704	1,623,506
Depreciation and amortization	9,054	9,459	27,213	28,970
Total Operating Expenses	1,055,134	1,310,316	4,139,368	4,847,742
Income (Loss) from Operations	798,596	(516,089)	(262,431)	(1,691,930)

Other Income/(Expenses)
Other income (expense)	2,051	771	3,485	2,790
Change in derivative liability	3,079,105	(2,148,545)	8,525,217	(1,372,972)
Loss on extinguishment of debt	(303,150)	(8,510)	(410,120)	(8,510)
Interest expense	(1,238,479)	(722,037)	(24,493,714)	(2,593,634)
Total Other Income/(Expenses)	1,539,527	(2,878,321)	(16,375,132)	(3,972,326)

Net Income (Loss) from Operations before Income Taxes	2,338,123	(3,394,410)	(16,637,563)	(5,664,256)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	2,338,123	(3,394,410)	(16,637,563)	(5,664,256)
NET INCOME (LOSS) - Non-Controlling Interest	(746)	438	(659)	871
NET INCOME (LOSS) - Controlling Interest	$2,337,377	$(3,393,972)	$(16,638,222)	$(5,663,385)

Net income (loss) per share – Basic	$0.04	$(0.06)	$(0.30)	$(0.11)
Net income (loss) per share – Diluted	$0.00	$(0.06)	$(0.30)	$(0.11)

Weighted average number of shares outstanding during the period – Basic	58,284,979	53,617,945	56,122,353	53,335,657
Weighted average number of shares outstanding during the period – Diluted	151,616,958	53,617,945	56,122,353	53,335,657

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(22,354)	(11,225)	15,189	2,306
Total Comprehensive Income (Loss)	2,315,769	(3,405,635)	(16,622,374)	(5,661,950)
Total Comprehensive Income (Loss) - Non-Controlling Interest	(52)	253	(69)	(118)
Total Comprehensive Income (Loss) - Controlling Interest	$2,315,717	$(3,405,382)	$(16,622,443)	$(5,662,068)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2018	51	$1	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)
Shares issued for services	-	-	650,000	6	122,844	-	-	-	122,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with note payable	-	-	130,000	1	81,640	-	-	-	81,641
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	37,347	-	37,347
Net loss for the period	-	-	-	-	-	(3,786,657)	-	(164)	(3,786,821)
Balance, March 31, 2019	51	1	55,348,505	553	4,756,095	(25,795,942)	(519,787)	(9,081)	(21,568,161)
Shares issued for services	-	-	500,000	5	123,965	-	-	-	123,970
Foreign currency translation adjustment	-	-	-	-	-	-	196	-	196
Net loss for the period - Restated	-	-	-	-	-	(15,188,942)	-	77	(15,188,865)
Balance, June 30, 2019 - Restated	51	1	55,848,505	558	4,880,060	(40,984,884)	(519,591)	(9,004)	(36,632,860)
Shares issued for services	-	-	600,000	6	61,994	-	-	-	62,000
Shares issued for conversion of note payable	-	-	2,986,597	30	328,496	-	-	-	328,526
Foreign currency translation adjustment	-	-	-	-	-	-	(22,354)	-	(22,354)
Net loss for the period - Restated	-	-	-	-	-	2,337,377	-	746	2,338,123
Balance, September 30, 2019 - Restated	51	$1	59,435,102	$594	$5,270,550	$(38,647,507)	$(541,945)	$(8,258)	$(33,926,565)

Balance, December 31, 2017	51	$1	52,183,761	$522	$3,992,407	$(16,383,271)	$(555,635)	$(7,881)	$(12,953,857)
Shares issued for services	-	-	816,385	8	221,980	-	-	-	221,988
Shares issued for cash	-	-	250,000	3	27,497	-	-	-	27,500
Foreign currency translation adjustment	-	-	-	-	-	-	5,214	-	5,214
Net loss for the period	-	-	-	-	-	(1,484,472)	-	(1,234)	(1,485,706)
Balance, March 31, 2018	51	1	53,250,146	533	4,241,884	(17,867,743)	(550,421)	(9,115)	(14,184,861)
Shares issued for services	-	-	100,000	1	16,009	-	-	-	16,010
Shares issued with note payable	-	-	55,250	1	26,037	-	-	-	26,038
Share cancellation	-	-	(36,364)	(1)	1	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(548)	-	(548)
Net loss for the period	-	-	-	-	-	(784,283)	-	143	(784,140)
Balance, June 30, 2018	51	1	53,369,032	534	4,283,931	(18,652,026)	(550,969)	(8,972)	(14,927,501)
Shares issued for services	-	-	700,000	7	129,464	-	-	-	129,471
Shares issued for cash	-	-	200,000	2	14,498	-	-	-	14,500
Share cancellation	-	-	(450,000)	(5)	5	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(2,360)	-	(2,360)
Net loss for the period	-	-	-	-	-	(3,394,630)	-	220	(3,394,410)
Balance, September 30, 2018	51	$1	53,819,032	$538	$4,427,898	$(22,046,656)	$(553,329)	$(8,752)	$(18,180,300)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(16,637,563)	$(5,664,256)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation and amortization expense	162,947	169,768
Common stock issued for services	206,850	358,958
Loss on extinguishment of debt	410,120	8,510
Change in derivative liability	(8,525,217)	1,372,972
Amortization of debt discount	22,160,347	1,032,159
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(109,660)	(4,625)
Decr (incr) inventories	(431,002)	860,145
Decr (incr) prepaid expenses and other current assets	9,076	(12,469)
Incr (decr) accounts payable and accrued liabilities	520,821	421,286
Incr (decr) accounts payable and accrued liabilities - related parties	1,550,921	1,482,342
Incr (decr) secured borrowings	(45,618)	-
Net Cash Provided By (Used In) Operating Activities	(727,978)	24,790

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(19,994)
Net Cash Used In Investing Activities	-	(19,994)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(120,000)
Repayment of notes payable-related parties	(1,634,412)	(1,886,949)
Repayment of convertible notes payable	(2,722,414)	(895,000)
Proceeds from notes payable-related parties	1,119,000	1,478,200
Proceeds from convertible notes payable	4,075,975	1,289,750
Proceeds from secured borrowings	-	17,093
Common stock issued with convertible note payable	-	26,038
Proceeds from issuance of common stock	48,750	42,000
Net Cash Provided by (Used in) Financing Activities	886,899	(48,868)
Effects of exchange rate changes on cash	(234)	8,257
Net Increase / (Decrease) in Cash	158,687	(35,815)
Cash at Beginning of Period	50,857	51,800
Cash at End of Period	$209,544	$15,985

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,129,867	$684,609
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$12,000	$16,009
Common stock issued for note commitment fee	$17,550	$10,498
Assets held to satisfy secured borrowings	$82,478	$-
Recognition of debt discounts on convertible notes payable	$5,127,699	$984,743
Note payable issued for conversion of accounts payable	$40,000	$-
Warrants issued with convertible note payable	$1,711,394	$-

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $16,637,563 during the period ended September 30, 2019 and had a working capital deficit of $33,059,255 as of September 30, 2019. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 93,331,979 common share equivalents have been included in the diluted loss per share calculation for the three-month period ended September 30, 2019. 9,885,966 common share equivalents were excluded from the three-month calculation because their effect would be anti-dilutive. 103,217,945 common share equivalents have been excluded from the diluted loss per share calculation for the nine-month period ended September 30, 2019 because it would be anti-dilutive.

The following tables summaries the changes in the net income per common share for the three-month period ended September 30, 2019:

Numerator	Three Months Ended September 30, 2019
Net Income - Controlling Interest	$2,337,377
Amortization of Debt Discounts	699,707
Interest Expense	191,243
Change in Derivative Liabilities	(3,079,105)
Adjusted Net Income - Controlling Interest	$149,222

Denominator	Shares
Basic Weighted Average Number of Shares Outstanding during Period	58,284,979
Dilutive Shares	93,331,979
Diluted Weighted Average Number of Shares Outstanding during Period	151,616,958

Diluted Net Income per Share	$0.00

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2019 and December 31, 2018:

Debt Derivative Liabilities
Balance, December 31, 2017	$647,807
Transfers in upon initial fair value of derivative liabilities	2,879,560
Change in fair value of derivative liabilities and warrant liability	(979,561)
Transfers to permanent equity upon exercise of warrants	-
Balance, December 31, 2018	$2,547,806
Transfers in upon initial fair value of derivative liabilities	23,328,303
Change in fair value of derivative liabilities and warrant liability	(8,525,217)
Transfers to permanent equity upon conversions	-
Balance, September 30, 2019	$17,350,892
Net gain for the period included in earnings relating to the liabilities held at September 30, 2019	$8,525,217
Net gain for the period included in earnings relating to the liabilities held at December 31, 2018	$979,561

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

At September 30, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $16,946,970. The Company recorded a gain from change in fair value of debt derivatives of $7,181,164 for the period ended September 30, 2019. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 244.93% through 274.69%, (3) weighted average risk-free interest rate of 1.63% through 1.88% (4) expected life of 0.34 through 1.64 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 244.0%, (2) weighted average risk-free interest rate of 1.67% and (3) expected life of 1.64 years.

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

At September 30, 2019, the Company had a warrant liability of $403,922. The Company recorded a gain from change in fair value of warrant liability of $1,344,053 for the period ended September 30, 2019. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 210.75% to 226.32%, (3) weighted average risk-free interest rate of 1.55% to 1.56% (4) expected life of 2.86 to 4.07 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 211.5%, (2) weighted average risk-free interest rate of 1.59% and (3) expected life of 2.64 years.

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

11. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2019 and December 31, 2018:

Convertible Notes Payable	September 30, 2019	December 31, 2018
Adar Alef LLC	$-	$105,000
Antczak Polich Law LLC	387,980	430,000
Auctus Fund	-	125,000
Coolidge Capital	100,000	75,000
Crossover Capital	-	82,894
Crown Bridge Partners	55,000	55,000
Discover Growth (“Investor”)	3,985,000	150,000
Eagle Equities	-	103,000
Ema Financial	75,000	75,000
GS Capital Partners	-	300,000
JS Investments	-	100,000
Labrys Funding	-	300,000
LG Capital Funding	-	100,000
Morningview Financial	-	55,000
Odyssey Funding	105,000	-
Power Up Lending	-	116,000
SBI Investments	-	110,000
Scotia International	400,000	-
Total Convertible Notes Payable	5,107,980	2,281,894
Less Unamortized Discount	(3,459,986)	(1,112,499)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	1,647,994	1,169,395
Less Short-Term Convertible Notes Payable	(591,260)	(1,169,395)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$1,056,734	$-

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

On July 29, 2019, the Company issued to a Note Holder 2,986,597 shares of its common stock under a conversion notice. The conversion was for $265,000 in principle. The shares were valued at $0.11 per share for a total value of $328,526. The Company recognized a loss of extinguishment of debt of $303,149 on this conversion.

On August 1, 2019, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.08 per share for a value of $16,000.

On September 1, 2019, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.08 per share for a value of $16,000.

Warrants

On May 20, 2019, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”) through which the Investor purchased (i) a Senior Secured Redeemable Convertible Note (“Note”) with a face value of $4,250,000 that is convertible into shares of common stock of the Company and (ii) a warrant (“Warrant”) to purchase 9,250,000 shares of common stock of the Company. The warrant has a life of three years. The warrant is exercisable at the following prices – 3,750,000 shares of common stock at $0.40 per share, 3,000,000 shares of common stock at $0.50 per share and 2,500,000 shares of common stock at $0.60 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $1,711,394, which has been recorded in warrant derivative liabilities. The Company re-valued the warrants at 09/30/19 for $383,827 and recorded a gain on the change in derivative liabilities of $1,327,567.

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

17. Restatement

The Company has restated the September 30, 2019 financial statements as originally presented in its 10-Q filed on November 14, 2019.

This Form 10-Q/A is being filed to:

(a)	Restate the consolidated financial statements for the three and nine-month periods ended September 30, 2019 to reflect revised valuations of derivative liabilities on convertible notes and the warrants issued with the convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

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

The changes and explanation of such are as follows:

Consolidated balance sheet as of September 30, 2019:

	Originally Reported	Restatement Adjustment	As Restated
Derivative liabilities	$6,693,257	$10,657,635	$17,350,892
Total current liabilities	23,824,298	10,657,635	34,481,933
Total liabilities	25,218,918	10,657,635	35,876,553
Additional paid-in capital	6,482,512	(1,211,962)	5,270,550
Accumulated deficit	(29,201,834)	(9,445,673)	(38,647,507)
Total controlling interest	(23,260,672)	(10,657,635)	(33,918,307)
Total stockholders’ deficit	$(23,268,930)	$(10,657,635)	$(33,926,565)

Consolidated Statement of Operations and Comprehensive Loss for the nine-month period ended September 30, 2019:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$687,140	$7,838,077	$8,525,217
Loss on extinguishment of debt	(147,320)	(262,800)	(410,120)
Interest expense	(7,472,764)	(17,020,950)	(24,493,714)
Total other income (expense)	(6,929,459)	(9,445,673)	(16,375,132)
Loss from operations before income taxes	(7,191,890)	(9,445,673)	(16,637,563)
Net loss	(7,191,890)	(9,445,673)	(16,637,563)
Net loss - controlling interest	(7,192,549)	(9,445,673)	(16,638,222)
Net loss per share - basic and diluted	(0.13)	(0.17)	(0.30)
Total comprehensive loss	(7,176,701)	(9,445,673)	(16,622,374)
Total comprehensive loss - controlling interest	$(7,176,770)	$(9,445,673)	$(16,622,443)

Consolidated Statement of Operations and Comprehensive Loss for the three-month period ended September 30, 2019:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$(558,863)	$3,637,968	$3,079,105
Loss on extinguishment of debt	(40,350)	(262,800)	(303,150)
Interest expense	(1,238,479)	-	(1,238,479)
Total other income (expense)	(1,835,641)	3,375,168	1,539,527
Income (loss) from operations before income taxes	(1,037,045)	3,375,168	2,338,123
Net income (loss)	(1,037,045)	3,375,168	2,338,123
Net income (loss) - controlling interest	(1,037,791)	3,375,168	2,337,377
Net income (loss) per share - basic and diluted	(0.02)	0.06	0.04
Total comprehensive income (loss)	(1,059,399)	3,375,168	2,315,769
Total comprehensive income (loss) - controlling interest	$(1,059,451)	$3,374,968	$2,315,517

The adjustments above reflect restatement due to revised valuations of derivative liabilities on convertible notes payable and warrants being recognized during the nine-month period, together with the change in the derivative liability during the three and nine-month periods.

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

Results of Operations

Nine months ended September 30, 2019 compared to the Nine months ended September 30, 2018

We incurred a net loss of $16,637,563 for the nine-month period ended September 30, 2019, and a net loss of $5,664,256 for the nine-month period ended September 30, 2018. This change in our results over the two periods is primarily the result of the increase in interest expense and a change in derivative liabilities. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Increase/
	2019	2018	(Decrease)
	(Restated)
Revenues	$3,876,937	$3,155,812	$721,125
Cost of Sales	2,368,451	3,195,266	(826,815)
General and Administrative	1,743,704	1,623,506	120,198
Depreciation and Amortization Expenses	27,213	28,970	(1,757)
Total Operating Expenses	4,139,368	4,847,742	(708,374)
Income (Loss) from Operations	(262,431)	(1,691,930)	(1,429,499)
Other Income (expense)	3,485	2,790	(695)
Change in Derivative Liabilities	8,525,217	(1,372,972)	(9,898,189)
Loss on Extinguishment of Debt	(410,120)	(8,510)	401,610
Interest Expense	(24,493,714)	(2,593,634)	21,900,080
Income (Loss) from Operations Before Taxes	(16,637,563)	(5,664,256)	10,973,307
Net Income (Loss)	$(16,637,563)	$(5,664,256)	$10,973,307

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

Three months ended September 30, 2019 compared to the Three months ended September 30, 2018

We had a net income of $2,337,377 for the three-month period ended September 30, 2019, and a net loss of $3,394,410 for the three-month period ended September 30, 2018. This change in our results over the two periods is primarily the result of an increase in interest expense and the change in derivative liabilities. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase/
	2019	2018	(Decrease)
	(Restated)
Revenues	$1,853,730	$794,227	$1,059,503
Cost of Sales	483,837	654,141	(170,304)
General and Administrative	562,243	646,716	(84,473)
Depreciation and Amortization Expenses	9,054	9,459	(405)
Total Operating Expenses	1,055,134	1,310,316	(255,182)
Income (Loss) from Operations	798,596	(516,089)	(1,314,685)
Other Income (expense)	2,051	771	(1,280)
Change in Derivative Liabilities	3,079,105	(2,148,545)	(5,227,650)
Loss on Extinguishment of Debt	(303,150)	(8,510)	294,640
Interest Expense	(1,238,479)	(722,037)	516,442
Income (Loss) from Operations Before Taxes	2,338,123	(3,394,410)	(5,732,533)
Net Income (Loss)	$2,338,123	$(3,394,410)	$(5,732,533)

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2019 reflects assets of $1,949,988. We had cash in the amount of $209,544 and working capital deficit in the amount of $33,059,255 as of September 30, 2019. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2019	December 31, 2018
	(Restated)
Current assets	$1,422,678	$653,395
Current liabilities	34,481,933	19,096,378
Working capital deficit	$(33,059,255)	$(18,442,983)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $38,647,507. In addition, there is a working capital deficit of $33,059,255 as of September 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(Restated)
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

