Form 10-K/A
period 2019-12-31
INCEPTION MINING INC.
filed 2020-05-22
CIK 1416090

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

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on March 30, 2020 (the “Original Filing”).

This Form 10-K/A is being filed to:

(a)	Restate the consolidated financial statements for the year ended December 31, 2019 to reflect revised valuations of derivative liabilities on a convertible note and the warrants issued with the convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements.

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

The effects of the adjustments on the Company’s previously issued 2019 consolidated financial statement affect the derivative liabilities account, the change in derivative liabilities account and the interest expense account. For more details on this adjustment, please refer to the restatement footnote (Note 19) in the consolidated financial statements.

The adjustments mentioned above reflect restatements due to revised valuations of derivative liabilities on convertible notes payable and warrants being recognized during the year, together with the change in the derivative liability. The adjustments to the derivative liabilities were caused by an error in the valuation method used to determine the valuation of the derivative liabilities.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing, with the exception of a few typographical errors in the original file. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on March 30, 2020.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2019, our accumulated deficit since inception was $37,011,083. We have substantial current obligations and at December 31, 2019, we had $31,570,781 of current liabilities compared to only $935,467 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

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

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

We had a net loss of $15,000,834 for the year ended December 31, 2019, which was $9,373,784 more than the net loss of $5,627,050 for the year ended December 31, 2018. This change in our results over the two periods is primarily the result of an increase in in interest expense from the debt discounts from convertible notes of $19,902,252, offset with the increase of $10,674,613 in the change of derivative liabilities and in increase in revenue of $987,158. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Increase/
	2019	2018	(Decrease)
	(Restated)
Revenues	$4,955,027	$3,967,869	$987,158
Cost of Sales	3,656,127	3,740,708	(84,581)
General and Administrative	2,066,886	2,035,203	31,683
Depreciation and Amortization Expenses	35,718	38,237	(2,519)
Total Operating Expenses	5,758,731	5,814,148	(55,417)
Income (Loss) from Operations	(803,704)	(1,846,279)	(1,042,575)
Other Income (expense)	67,988	4,942	(63,046)
Change in Derivative Liabilities	11,654,174	979,561	(10,674,613)
Loss on Extinguishment of Debt	(410,120)	(8,510)	401,610
Interest Expense	(25,509,172)	(4,756,764)	20,752,408
Income (Loss) from Operations Before Taxes	(15,000,834)	(5,627,050)	9,373,784
Net Income (Loss)	$(15,000,834)	$(5,627,050)	$9,373,784

Liquidity and Capital Resources

Our balance sheet as of December 31, 2019, reflects assets of $1,415,617. As we had cash in the amount of $47,996 and a working capital deficit in the amount of $30,635,314 as of December 31, 2019, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2019	December 31, 2018
	(Restated)
Current assets	$935,467	$653,395
Current liabilities	31,570,781	19,096,378
Working capital deficit	$(30,635,314)	$(18,442,983)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has a net loss since inception of $37,011,083. In addition, there is a working capital deficiency of $30,635,314 and a stockholder’s deficiency of $32,234,842 as of December 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 5, 2010, the Company changed its intended business purpose to that of precious metals mineral exploration, development and production. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2019	2018
	(Restated)
Net Cash Provided by (Used in) Operating Activities	$(429,845)	$(175,029)
Net Cash Used in Investing Activities	(1,723)	(30,499)
Net Cash Provided by (Used in) Financing Activities	428,982	199,650
Effects of Exchange Rate Changes on Cash	(275)	4,933
Net Increase (Decrease) in Cash	$(2,861)	$(945)

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2019 was $429,845, an increase of $254,816 from the $175,029 net cash used in operating activities during the year ended December 31, 2018. This increase is mostly due to the change in inventory.

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

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2019, the Company recorded a net loss of $15,000,834 and used $429,845 in cash from operating activities. The Company has a net loss since inception of $37,011,083. In addition, there is a working capital deficiency of $30,635,314 and a stockholder’s deficiency of $32,234,842 as of December 31, 2019. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

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

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	May 22, 2020

/s/ Whit Cluff
Whit Cluff	Director	May 22, 2020

INCEPTION MINING, INC.

CONTENTS

PAGE	F-1	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2019 (RESTATED) AND DECEMBER 31, 2018

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2019 (RESTATED) AND 2018

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (RESTATED)

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 (RESTATED) AND 2018

PAGES	F-6 - F-35	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

40

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

As discussed in Note 19 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2019 have been restated.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Salt Lake City, UT

March 27, 2020, except for Notes 4 and 19 as to which the date is May 22, 2020

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$47,996	$50,857
Accounts receivable	20,538	5,548
Inventories	855,069	570,614
Prepaid expenses and other current assets	11,864	26,376
Total Current Assets	935,467	653,395

Property, plant and equipment, net	443,348	664,041
Other assets	36,802	36,859
Total Assets	$1,415,617	$1,354,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,192,346	$1,631,997
Accrued interest - related parties	7,608,238	6,647,300
Secured borrowings, net	211,066	217,223
Notes payable, net of debt discounts	60,000	60,000
Notes payable - related parties	6,921,216	6,822,657
Convertible notes payable, net of debt discounts	355,980	1,169,395
Derivative liabilities	14,221,935	2,547,806
Total Current Liabilities	31,570,781	19,096,378

Long-term convertible notes payable, net of debt discounts	1,566,627	-
Mine reclamation obligation	513,051	341,845
Total Liabilities	33,650,459	19,438,223

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 60,035,102 and 54,093,505 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	600	541
Additional paid-in capital	5,309,544	4,490,866
Accumulated deficit	(37,011,083)	(22,009,285)
Accumulated other comprehensive income	(525,951)	(557,134)
Total Controlling Interest	(32,226,889)	(18,075,011)
Non-Controlling Interest	(7,953)	(8,917)
Total Stockholders’ Deficit	(32,234,842)	(18,083,928)
Total Liabilities and Stockholders’ Deficit	$1,415,617	$1,354,295

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31, 2019	December 31, 2018
	(Restated)
Precious Metals Income	$4,955,027	$3,967,869

Operating Expenses
Cost of sales	3,656,127	3,740,708
General and administrative	2,066,886	2,035,203
Depreciation and amortization	35,718	38,237
Total Operating Expenses	5,758,731	5,814,148
Loss from Operations	(803,704)	(1,846,279)

Other Income/(Expenses)
Other income (expense)	67,988	4,942
Change in derivative liability	11,654,174	979,561
Loss on extinguishment of debt	(410,120)	(8,510)
Interest expense	(25,509,172)	(4,756,764)
Total Other Income/(Expenses)	(14,197,130)	(3,780,771)

Loss from Operations before Income Taxes	(15,000,834)	(5,627,050)
Provision for Income Taxes	-	-
NET LOSS	(15,000,834)	(5,627,050)
NET LOSS - Non-Controlling Interest	(964)	1,036
NET LOSS - Controlling Interest	$(15,001,798)	$(5,626,014)

Loss per share – Basic and Diluted	$(0.26)	$(0.11)
Weighted average number of shares outstanding during the period – Basic and Diluted	57,056,526	53,501,213

Other Comprehensive Loss
Exchange differences arising on translating foreign operations	31,183	1,499
Total Comprehensive Loss	(14,969,651)	(5,625,551)
Total Comprehensive Loss - Non-Controlling Interest	(388)	(378)
Total Comprehensive Loss - Controlling Interest	$(14,970,039)	$(5,625,929)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001Par)		($0.00001Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2017	51	$1	52,183,761	$522	$3,992,407	$(16,383,271)	$(555,635)	$(7,881)	$(12,953,857)
Shares issued for services	-	-	1,516,385	16	351,442	-	-	-	351,458
Shares issued for cash	-	-	450,000	4	41,996	-	-	-	42,000
Shares issued with note payable	-	-	329,723	3	89,007	-	-	-	89,010
Shares issued with settlement of A/P	-	-	100,000	1	16,009	-	-	-	16,010
Share cancellation	-	-	(486,364)	(5)	5	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(1,499)	-	(1,499)
Net loss for the year	-	-	-	-	-	(5,626,014)	-	(1,036)	(5,627,050)
Balance, December 31, 2018	51	1	54,093,505	541	4,490,866	(22,009,285)	(557,134)	(8,917)	(18,083,928)
Shares issued for services	-	-	2,050,000	20	245,830	-	-	-	245,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with notes payable - restated	-	-	3,416,597	34	512,103	-	-	-	512,137
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	31,183	-	31,183
Net loss for the year - restated	-	-	-	-	-	(15,001,798)	-	964	(15,000,834)
Balance, December 31, 2019 - restated	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2019	December 31, 2018
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(15,000,834)	$(5,627,050)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	212,006	225,395
Common stock issued for services	245,850	351,458
Warrants issued for services	-	-
Loss on extinguishment of debt	410,120	8,510
Change in derivative liability	(11,654,174)	(979,561)
Amortization of debt discount	22,801,971	2,438,886
Changes in operating assets and liabilities:
Decr (incr) in trade receivables	(14,990)	16,640
Decr (incr) inventories	(284,455)	839,691
Decr (incr) prepaid expenses and other current assets	14,512	(14,601)
Incr (decr) accounts payable and accrued liabilities	560,349	1,529,985
Incr (decr) accounts payable and accrued liabilities - related parties	2,240,814	1,035,618
Incr (decr) secured borrowings	38,986	-
Net Cash Used In Operating Activities	(429,845)	(175,029)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,723)	(30,499)
Net Cash Used In Investing Activities	(1,723)	(30,499)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(120,000)
Repayment of notes payable-related parties	(2,249,186)	(2,550,006)
Repayment of convertible notes payable	(3,089,414)	(1,688,500)
Repayment of secured borrowings	(45,143)	(40,647)
Proceeds from notes payable-related parties	1,688,000	1,813,200
Proceeds from convertible notes payable	4,075,975	2,637,500
Proceeds from secured borrowings	-	17,093
Common stock issued with convertible note payable	-	89,010
Proceeds from issuance of common stock	48,750	42,000
Net Cash Provided by Financing Activities	428,982	199,650
Effects of exchange rate changes on cash	(275)	4,933
Net Change in Cash	(2,861)	(945)
Cash at Beginning of Period	50,857	51,802
Cash at End of Period	$47,996	$50,857

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,387,474	$1,057,500
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$12,000	$16,010
Common stock issued for note commitment fee	$17,550	$46,193
Assets held to satisfy secured borrowings	$49,257	$19,401
Recognition of debt discounts on convertible notes payable	$5,127,699	$1,031,741
Note payable issued for conversion of accounts payable	$40,000	$-
Warrants issued with convertible note payable	$1,711,394	$-

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2019, the Company recorded net loss of $15,000,834 and used $429,845 in cash for operating activities. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

The derivative liability as of December 31, 2019, in the amount of $4,983,107 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019 and 2018:

Debt Derivative Liabilities
Balance, December 31, 2017	$647,807
Transfers in upon initial fair value of derivative liabilities	2,879,560
Change in fair value of derivative liabilities and warrant liability	(979,561)
Balance, December 31, 2018	$2,547,806
Transfers in upon initial fair value of derivative liabilities	23,328,303
Change in fair value of derivative liabilities and warrant liability	(11,654,174)
Transfers to permanent equity upon conversion of note payable	-
Balance, December 31, 2019	$14,221,935
Net gain for the period included in earnings relating to the liabilities held at December 31, 2019	$11,654,174
Net gain for the period included in earnings relating to the liabilities held at December 31, 2018	$979,561

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

At December 31, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $13,967,303. The Company recorded a gain from change in fair value of debt derivatives of $10,160,832 for the year ended December 31, 2019. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 225.30% to 256.89%, (3) weighted average risk-free interest rate of 1.58% to 1.59% (4) expected life of 1.39 to 2.03 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 260.9%, (2) weighted average risk-free interest rate of 1.59% and (3) expected life of 1.39 years.

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

At December 31, 2019, the Company had a warrant liability of $254,632. The Company recorded a gain from change in fair value of warrant liability of $1,493,342 for the year ended December 31, 2019. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 210.75% to 226.32%, (3) weighted average risk-free interest rate of 1.55% to 1.56% (4) expected life of 2.86 to 4.07 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 222.6%, (2) weighted average risk-free interest rate of 1.60% and (3) expected life of 2.39 years.

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

10. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of December 31, 2019 and December 31, 2018:

Notes Payable - Related Parties	Relationship	December 31, 2019	December 31, 2018
Clavo Rico Incorporatedt	Affiliate - Controlled by Director	$3,377,980	$-
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	57,000	-
Diamond 80, LLC	Immediate Family Member	-	49,000
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
GAIA Ltd	Affiliate - Controlled by Director	-	1,150,000
Legends Capital	Affiliate - Controlled by Director	755,000	765,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,305,236	1,204,677
Silverbrook Corporation	Affiliate - Controlled by Director	-	2,227,980
WOC Energy LLC	Affiliate - Controlled by Director	40,000	40,000
Total Notes Payable - Related Parties		$6,921,216	$6,822,657

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

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2021 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock, provided there has not been an event of default. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. These warrants were valued at $1,711,394 and recorded by the Company as debt discount interest expense. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29,2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $303,149. For the year ended December 31, 2019, the Company amortized $1,253,230 of debt discount to current period operations as interest expense. As of December 31, 2019, the gross balance of the note was $3,985,000 and accrued interest was $249,641.

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

On May 20, 2019, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”) through which the Investor purchased (i) a Senior Secured Redeemable Convertible Note (“Note”) with a face value of $4,250,000 that is convertible into shares of common stock of the Company and (ii) a warrant (“Warrant”) to purchase 9,250,000 shares of common stock of the Company. The warrant has a life of three years. The warrant is exercisable at the following prices – 3,750,000 shares of common stock at $0.40 per share, 3,000,000 shares of common stock at $0.50 per share and 2,500,000 shares of common stock at $0.60 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $1,711,394, which has been recorded as a warrant derivative liability. The Company re-valued the warrants at 12/31/19 for $242,903 and recorded a gain on the change in derivative liabilities of $1,468,491.

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

	Year Ended December 31,
	2019	2018
Numerator:
Net Loss	$(15,000,834)	$(5,627,050)
Non-Controlling Interest	(964)	1,036
Loss available to Controlling Shareholders	$(15,001,798)	$(5,626,014)

Denominator:
Basic Weighted Average Shares Outstanding	57,056,526	53,501,213
Effect of Dilutive Securities	-	-
Diluted Weighted Average Shares Outstanding	57,056,526	53,501,213

Net Loss per Common Share:
Basic	$(0.26)	$(0.11)
Diluted	$(0.26)	$(0.11)

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

The provision for income tax expense (recovery) is comprised the following amounts:

	2019	2018
Expected income tax (recovery) expense at the statutory rate of 26%	$(3,900,217)	$(1,913,197)
Tax effect of expenses that are not deductible for tax purposes (net of other amounts deductible for tax purposes)	3,079	1,971
Change in valuation allowance	3,897,138	1,911,226
Provision for income taxes	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred income tax asset:	2019	2018
Net operating loss carry-forwards	$18,940,696	$7,277,496
Section 195 startup costs	1,393,346	1,393,346
Debt discount	(5,928,512)	(859,485)
Derivative liability	(3,030,085)	(333,051)
Valuation allowance	(11,375,444)	(7,478,306)
Deferred income taxes	$-	$-

As of December 31, 2019 and December 31, 2018, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $18,940,500 and $7,277,500, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carryforward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2039.

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

19. Restatement

The Company has restated the 2019 financial statements as originally presented in its 10K filed on March 30, 2020.

This Form 10-K/A is being filed to:

(a)	Restate the consolidated financial statements for the year ended December 30, 2019 to reflect revised valuations of derivative liabilities on convertible notes and the warrants issued with the convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

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

The changes and explanation of such are as follows:

Consolidated balance sheet as of December 31, 2019:

	Originally Reported	Restatement Adjustment	As Restated
Derivative liabilities	$4,983,104	$9,238,831	$14,221,935
Total current liabilities	22,331,953	9,238,828	31,570,781
Total liabilities	24,411,631	9,238,828	33,650,459
Additional paid-in capital	6,521,506	(1,211,962)	5,309,544
Accumulated deficit	(28,984,217)	(8,026,866)	(37,011,083)
Total controlling interest	(22,988,061)	(9,238,828)	(32,226,889)
Total stockholders’ deficit	$(22,996,014)	$(9,238,828)	$(32,234,842)

Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2019:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$2,397,289	$9,256,885	$11,654,174
Loss on extinguishment of debt	(147,320)	(262,800)	(410,120)
Interest expense	(8,488,221)	(17,020951)	(25,509,172)
Total other income (expense)	(6,170,264)	(8,026,866)	(14,197,130)
Loss from operations before income taxes	(6,973,968)	(8,026,866)	(15,000,834)
Net loss	(6,973,968)	(8,026,866)	(15,000,834)
Net loss - controlling interest	(6,974,932)	(8,026,866)	(15,001,798)
Net loss per share - basic and diluted	(0.12)	(0.14)	(0.26)
Total comprehensive loss	(6,942,785)	(8,026,866)	(14,969,651)
Total comprehensive loss - controlling interest	$(6,943,173)	$(8,026,866)	$(14,970,039)

The adjustments above reflect restatement due to revised valuations of derivative liabilities on convertible notes payable and warrants being recognized during the year, together with the change in the derivative liability during the year.

