Form 10-Q
period 2020-03-31
INCEPTION MINING INC.
filed 2020-05-29
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 29, 2020 there were 68,449,571 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

Our Form 10-Q for the period ending March 31, 2020 was due on or about May 15, 2020 (the “10-Q”). We relied on the Commission’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) and requested relief from the Commission to delay the filing the 10-Q due to the circumstances surrounding COVID-19 by filing a Form 8-K announcing this reliance on May 15, 2020. COVID-19 did not allow our officers to adequately coordinate and complete matters pertaining to the 10-Q in a timely manner. In particular, Company personnel had limited access to the Clavo Rico mine in Honduras due to in-country requirements related to COVID-19.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,548	$47,996
Accounts receivable	19,346	20,538
Inventories	643,137	855,069
Marketable securities	164,502	-
Prepaid expenses and other current assets	14,651	11,864
Total Current Assets	871,184	935,467

Property, plant and equipment, net	427,610	443,348
Other assets	28,679	36,802
Total Assets	$1,327,473	$1,415,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,167,985	$2,192,346
Accrued interest - related parties	7,832,479	7,608,238
Secured borrowings, net	266,495	211,066
Notes payable, net of debt discounts	60,000	60,000
Notes payable - related parties	6,849,352	6,921,216
Convertible notes payable – current portion, net of debt discounts	346,980	355,980
Derivative liabilities	12,165,273	14,221,935
Total Current Liabilities	29,688,564	31,570,781

Long-term convertible notes payable, net of debt discount	2,070,979	1,566,627
Mine reclamation obligation	510,585	513,051
Total Liabilities	32,270,128	33,650,459

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 65,972,102 and 60,035,102 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	660	600
Additional paid-in capital	5,557,031	5,309,544
Accumulated deficit	(35,880,576)	(37,011,083)
Accumulated other comprehensive income	(610,582)	(525,951)
Total Controlling Interest	(30,933,466)	(32,226,889)
Non-Controlling Interest	(9,189)	(7,953)
Total Stockholders’ Deficit	(30,942,655)	(32,234,842)
Total Liabilities and Stockholders’ Deficit	$1,327,473	$1,415,617

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Precious Metals Income	$1,128,706	$921,442

Operating Expenses
Cost of sales	944,091	1,228,511
General and administrative	332,229	620,321
Depreciation and amortization	3,218	9,088
Total Operating Expenses	1,279,538	1,857,920
Loss from Operations	(150,832)	(936,478)

Other Income/(Expenses)
Other income (expense)	1,278	(16)
Gain on sale of mine property	471,084	-
Change in derivative liability	2,056,662	(1,494,989)
Change in marketable securities	(57,042)	-
Loss on extinguishment of debt	(218,547)	(5,000)
Interest expense	(973,332)	(1,350,338)
Total Other Income/(Expenses)	1,280,103	(2,850,343)

Income (Loss) before Income Taxes	1,129,271	(3,786,821)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	1,129,271	(3,786,821)
NET LOSS - Non-Controlling Interest	1,236	164
NET INCOME (LOSS) - Controlling Interest	$1,130,507	$(3,786,657)

Net earnings (loss) per share – Basic	$0.02	$(0.07)
Net loss per share – Diluted	$(0.00)	$(0.07)
Weighted average number of shares outstanding during the period – Basic	62,872,206	54,413,005
Weighted average number of shares outstanding during the period – Diluted	319,205,052	54,413,005

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(84,631)	37,347
Total Other Comprehensive Income (Loss)	(84,631)	37,347
Total Comprehensive Income (Loss)	1,044,640	(3,749,474)
Total Comprehensive Income (Loss) - Non-Controlling Interest	62	(55)
Total Comprehensive Income (Loss) - Controlling Interest	$1,044,702	$(3,749,529)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

							Accumulated
	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2019	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)
Shares issued for services	-	-	600,000	6	28,994	-	-	-	29,000
Shares issued for conversion of note payable	-	-	5,340,000	54	218,493	-	-	-	218,547
Foreign currency translation adjustment	-	-	-	-	-	-	(84,631)	-	(84,631)
Net income for the period	-	-	-	-	-	1,130,507	-	(1,236)	1,129,271
Balance, March 31, 2020	51	$1	65,975,102	$660	$5,557,031	$(35,880,576)	$(610,582)	$(9,189)	$(30,942,655)

Balance, December 31, 2018	51	$1	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)
Shares issued for services	-	-	650,000	6	122,844	-	-	-	122,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with note payable	-	-	130,000	1	81,640	-	-	-	81,641
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	37,347	-	37,347
Net loss for the period	-	-	-	-	-	(3,786,657)	-	(164)	(3,786,821)
Balance, March 31, 2019	51	$1	55,348,505	$553	$4,756,095	$(25,795,942)	$(519,787)	$(9,081)	$(21,568,161)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:
Net Income (Loss)	$1,129,271	$(3,786,821)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	19,349	54,938
Common stock issued for services	29,000	122,850
Loss on extinguishment of debt	218,547	5,000
Change in derivative liability	(2,056,662)	1,494,989
Change in marketable securities	57,042	-
Gain on sale of mine property	(471,084)	-
Amortization of debt discount	504,351	786,078
Changes in operating assets and liabilities:
Trade receivables	746	(10,975)
Inventories	199,957	593,477
Prepaid expenses and other current assets	5,489	5,778
Accounts payable and accrued liabilities	30,174	325,332
Accounts payable and accrued liabilities - related parties	224,241	259,355
Secured borrowings	55,429	(50,525)
Net Cash Used In Operating Activities	(54,150)	(200,524)

Cash Flows From Investing Activities:
Proceeds on sale of mine property	249,660	-
Purchase of marketable securities	(119)	-
Purchase of property, plant and equipment	(5,648)	(104,459)
Net Cash Provided By (Used In) Investing Activities	243,893	(104,459)

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(854,576)	(453,260)
Repayment of convertible notes payable	(9,000)	(385,894)
Proceeds from notes payable-related parties	655,500	450,000
Proceeds from convertible notes payable	-	635,500
Proceeds from issuance of common stock	-	48,750
Net Cash Provided by (Used in) Financing Activities	(208,076)	295,096
Effects of exchange rate changes on cash	(115)	(31)
Net Change in Cash	(18,448)	(9,918)
Cash at Beginning of Period	47,996	50,857
Cash at End of Period	$29,548	$40,939

Supplemental disclosure of cash flow information:
Cash paid for interest	$116,042	$249,679
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$-	$12,000
Common stock issued for note commitment fee	$-	$17,550
Assets held to satisfy secured borrowings	$-	$75,460
Marketable securities received from sale of mine property	$221,424	$-
Recognition of debt discounts on convertible notes payable	$-	$144,963

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020

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

On February 25, 2013, Gold American Mining Corp. and its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Inception purchased the U.P. and Burlington Gold Mine in consideration of 16,000,000 shares of common stock of Inception, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources was an entity owned by and under the control of the majority shareholder. This transaction is deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”). Inception was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Asset Purchase Agreement. As a result of such acquisition, the Company’s operations were then focused on the ownership and operation of the mine acquired from Inception Resources and the Company then ceased to be a shell company as it no longer has nominal operations. On February 21, 2020, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $250.000 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-trade Australian company.

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net income of $1,129,271 during the period ended March 31, 2020, and had a working capital deficit of $28,817,380 as of March 31, 2020. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2020, the results of its consolidated statements of operations and comprehensive loss for the three month period ended March 31, 2020, and its consolidated cash flows for the three month period ended March 31, 2020. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company had $763 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on March 31, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$165,265	$-	$-	$165,265
Total Assets	$165,265	$-	$-	$165,265

Warrant liabilities	$-	$-	$162,371	$162,371
Debt derivative liabilities	-	-	12,002,902	12,002,902
Total Liabilities	$-	$-	$12,165,273	$12,165,273

The fair value of financial instruments on December 31, 2019 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$254,632	$254,632
Debt derivative liabilities	-	-	13,967,303	13,967,303
Total Liabilities	$-	$-	$14,221,935	$14,221,935

The Company recognizes its marketable securities as level 1 and values its marketable securities using the methods discussed below. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Marketable Securities - We measure the fair value of marketable securities in accordance with ASC 825-10 – Financial Instruments. Any change in the fair value is recognized in net income in the period being reported.

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

Revenue Recognition - In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 9,885,966 common share equivalents have been excluded from the diluted loss per share calculation for the three-month period ended March 31, 2020 because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three-month period ended March 31, 2020:

Numerator	Three Months Ended March 31, 2020
Net Income - Controlling Interest	$1,129,271
Amortization of Debt Discounts	504,351
Interest Expense	112,333
Change in Derivative Liabilities	(1,964,401)
Adjusted Net Loss - Controlling Interest	$(218,445)

Denominator	Shares
Basic Weighted Average Number of Shares Outstanding during Period	62,872,206
Dilutive Shares	256,332,846
Diluted Weighted Average Number of Shares Outstanding during Period	319,205,052

Diluted Net Loss per Share	$(0.00)

Other Comprehensive Loss – Other Comprehensive loss is made up of the exchange differences arising on translating foreign operations, unrealized losses on marketable securities and the net loss for the three months ending March 31, 2020 and the year ended December 31, 2019.

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

In August 2018, FASB issued Accounting Standards Update 2018-13, Topic 820 – Fair Value Measurement. The Company has adopted this standard and determined that it does not have a material impact on the Company’s financial statements.

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Supplies	$17,035	$62,912
Mineralized Material on Leach Pads	199,804	201,407
ADR Plant	112,471	92,404
Finished Ore	313,827	498,346
Total Inventories	$643,137	$855,069

There were no stockpiles at March 31, 2020 and December 31, 2019.

4. Marketable Securities Financial Instruments

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

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of March 31, 2020:

Marketable Securities
Balance, December 31, 2019	$-
Transfers in upon initial fair value of marketable securities	222,307
Change in fair value of marketable securities	(57,042)
Balance, March 31, 2020	165,265
Less: cash and cash equivalent amount	(763)
Balance, March 31, 2020	$164,502

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2020:

Debt Derivative Liabilities
Balance, December 31, 2019	$14,221,935
Change in fair value of derivative liabilities and warrant liability	(2,056,662)
Balance, March 31, 2020	$12,165,273

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

At March 31, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $12,002,902. The Company recorded a gain from change in fair value of debt derivatives of $1,964,401 for the period ended March 31, 2020. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 236.50%, (3) weighted average risk-free interest rate of 0.23% (4) expected life of 1.78 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 219.4%, (2) weighted average risk-free interest rate of 0.18% and (3) expected life of 1.14 years.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant liabilities – During the year ended December 31, 2019, the Company issued warrants in conjunction with the issuance of three Crown Bridge Convertible Notes. These warrants contained certain reset provisions. The accounting treatment of derivative financial instruments required that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At March 31, 2020, the Company had a warrant liability of $162,371. The Company recorded a gain from change in fair value of warrant liability of $92,261 for the period ended March 31, 2020. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 200.10% to 219.81%, (3) weighted average risk-free interest rate of 0.23% to 0.29% (4) expected life of 2.39 to 3.57 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 225.8%, (2) weighted average risk-free interest rate of 0.24% and (3) expected life of 2.14 years.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Land	$270,360	$267,471
Buildings	2,326,537	2,337,775
Machinery and Equipment	942,347	946,777
Office Equipment and Furniture	42,930	42,191
Vehicles	83,700	84,105
Construction in Process	7,974	7,487
	3,673,848	3,685,806
Less Accumulated Depreciation	(3,246,238)	(3,242,458)
Total Property, Plant and Equipment	$427,610	$443,348

During the three months ended March 31, 2020 and 2019, the Company recognized depreciation expense of $19,349 and $54,938, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	March 31, 2020	March 31, 2019
Cost of Goods Sold	$16,131	$45,850
General and Administrative	3,218	9,088
Total	$19,349	$54,938

7. Mineral Properties

On February 25, 2013, the Company acquired certain real property and the associated exploration permits and mineral rights commonly known as the U.P. and Burlington Gold Mine (“UP & Burlington” or the “Mine”) pursuant to that certain asset purchase agreement entered between the Company, its majority shareholder (the “Majority Shareholder”), and its wholly-owned subsidiary, Inception Development Inc. (the “Subsidiary”) on one hand, and Inception Resources on the other hand, dated February 25, 2013 (the “Asset Purchase Agreement”). UP & Burlington contains two Federal patented mining claims which Inception Resources acquired for the purpose of the exploration and potential development of gold on the 40 acres which comprises UP & Burlington. The property was recorded at cost and the Company recognized $950,160 impairment expense on the property as of July 31, 2015. On February 21, 2020, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $249,660 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-trade Australian company that was valued at $221,424, for a net gain of $471,084 on the sale of the mine property.

8. Mine Reclamation Obligation

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $510,585 and $513,051 as of March 31, 2020 and December 31, 2019, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk-free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation obligation for information indicating that our assumptions should change.

Changes to the asset retirement obligation were as follows:

	March 31, 2020	December 31, 2019
Balance, Beginning of Year	$513,051	$341,845
Liabilities incurred	-	171,206
Change due to foreign currency translation	(2,466)	-
Balance, End of Year	$510,585	$513,051

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Accounts Payable	$768,659	$750,529
Accrued Liabilities	651,042	530,779
Accrued Salaries and Benefits	597,064	507,043
Advances Payable	151,220	403,995
Total Accounts Payable and Accrued Liabilities	$2,167,985	$2,192,346

10. Secured Borrowings

On June 26, 2019, the Company entered into four new financing arrangements with third parties for a combined principal amount of $247,571. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $24,757, for a total expected remittance of $272,328. The maturity date of the notes is June 27, 2020. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of March 31, 2020, the Company held zero ounces of gold, valued at a cost of $0, to satisfy the liabilities upon maturity leaving a net obligation of $266,495, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	March 31, 2020	December 31, 2019
Secured obligations	$247,571	$247,571
Guaranteed interest	24,757	24,757
Deferred interest	(5,833)	(12,005)
	266,495	260,323
Gold held as security	-	(49,257)
Secured Borrowings, net	$266,495	$211,066

11. Notes Payable

Notes payable were comprised of the following as of March 31, 2020 and December 31, 2019:

Notes Payable	March 31, 2020	December 31, 2019
Phil Zobrist	$60,000	$60,000
Total Notes Payable	$60,000	$60,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of March 31, 2020, the gross balance of the note was $60,000 and accrued interest was $77,997.

12. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2020 and December 31, 2019:

Notes Payable - Related Parties	Relationship	March 31, 2020	December 31, 2019
Clavo Rico, Incorporated	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	-	57,000
Francis E. Rich IRA	Immediate Family Member	-	100,000
Legends Capital	Affiliate - Controlled by Director	735,000	755,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,380,372	1,305,236
WOC Energy LLC	Affiliate - Controlled by Director	70,000	40,000
Total Notes Payable - Related Parties		$6,849,352	$6,921,216

Clavo Rico, Incorporated – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. On April 5, 2019, the entire outstanding balance of $1,150,000 and accrued interest was assigned to Clavo Rico, Incorporated.

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

On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2019 and bear 18% per annum interest. As of March 31, 2020, the gross balance of the notes were $3,377,980 and accrued interest was $4,669,400.

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of March 31, 2020, the gross balance of the note was $185,000 and accrued interest was $301,160.

D. D’Ambrosio – On December 30, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $57,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $59,850 towards the principal balance and accrued interest of $2,850 on January 13, 2020. As of March 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 2, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $70,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on January 13, 2020. As of March 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 16, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $165,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $173,250 towards the principal balance and accrued interest of $8,250 on January 29, 2020. As of March 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 10, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $187,000 (the “Note”) due on February 29, 2020 and bears a 5.00% interest rate. The Company made a payment of $196,350 towards the principal balance and accrued interest of $9,350 on February 24, 2020. As of March 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 28, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $125,000 (the “Note”) due on March 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $131,250 towards the principal balance and accrued interest of $6,250 on March 18, 2020. As of March 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On March 24, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $58,500 (the “Note”) due on April 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $61,425 towards the principal balance and accrued interest of $2,925 on March 26, 2020. As of March 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2019 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. As of March 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $29,200.

Francis E. Rich IRA – On February 14, 2013, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 100,000 (the “Note”) due on February 14, 2020 and bears a 15.0% interest rate. The Company made a payment of $115,000 towards the principal balance and accrued interest of $15,000 on February 24, 2020. As of March 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of March 31, 2020, the gross balance of the note was $735,000 and accrued interest was $1,122,897.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20 trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of March 31, 2020, the gross balance of the note was $1,101,000 and accrued interest was $1,706,323.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of March 31, 2020, the gross balance of the note was $1,380,372 and accrued interest was $0.

WOC Energy, LLC – On November 6, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on September 30, 2019 and bears a 4.0% interest rate. On January 1, 2020, this note was replaced with a new note. The new note is due on June 30, 2020 and bears a 5.0% interest rate. The Company made a payment of $2,000 towards the interest on January 2, 2020. The Company made a payment of $2,000 towards the interest on February 10, 2020. The Company made a payment of $2,000 towards the interest on March 13, 2020. The Company made a payment of $20,000 towards the principal on March 24, 2020. As of March 31, 2020, the outstanding balance of the Note was $20,000 and accrued interest was $1,000.

WOC Energy, LLC – On February 10, 2020, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on December 15, 2020 and bears a 5.0% interest rate. As of March 31, 2020, the outstanding balance of the Note was $50,000 and accrued interest was $2,500.

13. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2020 and December 31, 2019:

Convertible Notes Payable	March 31, 2020	December 31, 2019
Antczak Polich Law LLC	$346,980	$355,980
Investor	3,985,000	3,985,000
Scotia International	400,000	400,000
Total Convertible Notes Payable	4,731,980	4,740,980
Less Unamortized Discount	(2,314,021)	(2,818,373)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	2,417,959	1,922,607
Less Short-Term Convertible Notes Payable	(346,980)	(355,980)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$2,070,979	$1,566,627

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of March 31, 2020, the gross balance of the note was $300,000 and accrued interest was $42,016.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the year ended December 31, 2019, the Company made several payments amounting to $42,020. During the three months ended March 31, 2020, the Company made two payments amounting to $9,000. As of March 31, 2020, the gross balance of the note was $46,980 and accrued interest was $11,076.

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2021 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock, provided there has not been an event of default. If an event of default occurs, the floor price no longer applies. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. These warrants were valued at $1,711,394 and recorded by the Company as debt discount interest expense. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into an estimated 2,986,597 shares of common stock valued at $0.11 per share and recognized a loss on the extinguishment of debt of $303,149. On January 14, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,645,000 shares of common stock valued at $0.055 per share and recognized a loss on the extinguishment of debt of $90,475. On February 11, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,000,000 shares of common stock valued at $0.0295 per share and recognized a loss on the extinguishment of debt of $29,500. On February 27, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,415,500 shares of common stock valued at $0.038 per share and recognized a loss on the extinguishment of debt of $53,789. On March 31, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,279,500 shares of common stock valued at $0.035 per share and recognized a loss on the extinguishment of debt of $44,783. For the three months ended March 31, 2020, the Company amortized $496,832 of debt discount to current period operations as interest expense. As of March 31, 2020, the gross balance of the note was $3,985,000 and accrued interest was $348,993.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10 trading day period prior to conversion. For the three months ended March 31, 2020, the Company amortized $7,519 of debt discount to current period operations as interest expense. As of March 31, 2020, the gross balance of the note was $400,000 and accrued interest was $29,326.

14. Stockholders’ Deficit

Common Stock

On January 1, 2020, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.05 per share for a value of $10,000.

On January 14, 2020, the Company issued to a Note Holder 1,645,000 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on the original conversion notice of July, 29, 2019, so no additional note value was converted. The shares were valued at $0.055 per share for a total value of $90,475. The Company recognized a loss of extinguishment of debt of $90,475 on this conversion.

On February 1, 2020, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.045 per share for a value of $9,000.

On February 11, 2020, the Company issued to a Note Holder 1,000,000 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on the original conversion notice of July, 29, 2019, so no additional note value was converted. The shares were valued at $0.0295 per share for a total value of $29,500. The Company recognized a loss of extinguishment of debt of $29,500 on this conversion.

On February 27, 2020, the Company issued to a Note Holder 1,415,500 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on the original conversion notice of July, 29, 2019, so no additional note value was converted. The shares were valued at $0.038 per share for a total value of $53,789. The Company recognized a loss of extinguishment of debt of $53,789 on this conversion.

On March 1, 2020, the Company issued 200,000 shares of common stock pursuant to a consulting agreement. This stock was valued at $0.05 per share for a value of $10,000.

On March 31, 2020, the Company issued to a Note Holder 1,279,500 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on the original conversion notice of July, 29, 2019, so no additional note value was converted. The shares were valued at $0.035 per share for a total value of $44,783. The Company recognized a loss of extinguishment of debt of $44,783 on this conversion.

Warrants

On May 20, 2019, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”) through which the Investor purchased (i) a Senior Secured Redeemable Convertible Note (“Note”) with a face value of $4,250,000 that is convertible into shares of common stock of the Company and (ii) a warrant (“Warrant”) to purchase 9,250,000 shares of common stock of the Company. The warrant has a life of three years. The warrant is exercisable at the following prices – 3,750,000 shares of common stock at $0.40 per share, 3,000,000 shares of common stock at $0.50 per share and 2,500,000 shares of common stock at $0.60 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $1,711,394, which has been recorded warrant derivative liabilities. The Company re-valued the warrants at March 31, 2020 for $154,591 and recorded a gain on the change in derivative liabilities of $88,312.

The following tables summarize the warrant activity during the three months ended March 31, 2020 and the year ended December 31, 2019:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2018	1,043,637	$1.12
Granted	9,250,000	0.49
Exercised	-	-
Forfeited	(680,000)	0.90
Balance at December 31, 2019	9,613,637	0.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2020	9,613,637	$0.53

2020 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2020	Weighted Average Exercise Price
$0.40 – 6.88	9,613,637	2.15 years	$0.53	9,613,637	$0.53

15. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of March 31, 2020, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took several short-term notes payable from related parties during the three months ended March 31, 2020. The Company received $655,500 in cash from related parties and paid out $854,576 in cash to related parties on notes payable.

16. Commitments and Contingencies

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

17. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the three months ended March 31, 2020, 100 percent of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of March 31, 2020. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

18. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through May 29, 2020, the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below:

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of March 31, 2020, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

On April 13, 2020, the Company issued 1,083,500 shares of common stock related to a conversion notice received from an investor. On April 28, 2020, the Company issued 228,694 shares of common stock related to a conversion notice received from an investor. On May 22, 2020, the Company issued 962,275 shares of common stock related to a conversion notice received from an investor.

On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company has agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full.

On April 17, 2020, the Company received $100,000 in the form of a loan through the CARES Act Paycheck Protection Program.

On May 20, 2020, the Company’s Board of Directors approved an increase to the Company’s authorized shares to 800,000,000 shares authorized. The Company will be filing an information statement and will file an Amendment to the Articles twenty days after the mailing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The statements contained in the following MD&A and elsewhere throughout this Quarterly Report on Form 10-Q, including any documents incorporated by reference, that are not historical facts, including statements about our beliefs and expectations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar words or expressions. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements.

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

 We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our financial statements on our 2019 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2020, the results of its consolidated statements of operations and comprehensive loss for the three periods ended March 31, 2020 and 2019, and its consolidated cash flows for the three-month periods ended March 31, 2020 and 2019. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Three months ended March 31, 2020 compared to the Three months ended March 31, 2019

We had net income of $1,129,271 for the three-month period ended March 31, 2020, and a net loss of $3,786,821 for the three-month period ended March 31, 2019. This change in our results over the two periods is primarily the result of an increase in revenue, a decrease in general and administrative expenses, the change in the derivative liabilities and the sale of the mine property in Idaho. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase/
	2020	2019	(Decrease)
Revenues	$1,128,706	$921,442	$207,264
Cost of Sales	944,091	1,228,511	(284,420)
General and Administrative	332,229	620,321	(288,092)
Depreciation and Amortization Expenses	3,218	9,088	(5,870)
Total Operating Expenses	1,279,538	1,857,920	(578,382)
Income (Loss) from Operations	(150,832)	(936,478)	(785,646)
Other Income (expense)	472,362	(16)	(472,378)
Change in Derivative Liabilities	2,056,662	(1,494,989)	(3,551,651)
Change in Marketable Securities	(57,042)	-	(57,042)
Loss on Extinguishment of Debt	(218,547)	(5,000)	213,547
Interest Expense	(973,332)	(1,350,338)	(377,006)
Income (Loss) from Operations Before Taxes	1,129,271	(3,786,821)	4,916,092
Net Income (Loss)	$1,129,271	$(3,786,821)	$4,916,092

Revenues increased because of the crusher problems that the mine has been working on fixing since the end of 2018 was resolved. Crushing production has been resolved so the mine began putting more material on the leach pad as capacity allows. Also the Company began vat-leaching material as well that has increased production.

Cost of sales decreased because the Company has been working on trimming down excess expenses. The decrease in cost of sales was from rent expenses being down $18,000, activated carbon expense down $20,000, depreciation expense being down $30,000 and a variety of accounts down smaller amounts that contributed to the decrease in cost of sales of $284,420.

General and administrative expenses decreased because of lower legal and accounting expenses in Honduras and a decrease in consulting fees.

Changes in derivative liabilities was because of the lower valuation of the derivative liabilities in this quarter.

Interest expense decreased because of the decrease in 2020 compared to 2019 of convertible notes that were paid off during the prepayment penalty periods to avoid conversion of these notes by the Company and the interest expense related to note debt discounts recorded in excess of the note proceeds.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2020 reflects assets of $1,327,473. We had cash in the amount of $29,548 and working capital deficit in the amount of $28,817,380 as of March 31, 2020. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2020	December 31, 2019
Current assets	$871,184	$935,467
Current liabilities	29,688,564	31,570,781
Working capital deficit	$(28,817,380)	$(30,635,314)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $35,880,576. In addition, there is a working capital deficit of $28,817,380 as of March 31, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three Months Ended March 31,
	2020	2019
Net Cash Used in Operating Activities	$(54,150)	$(200,524)
Net Cash Provided by (Used in) Investing Activities	243,893	(104,459)
Net Cash Provided by (Used in) Financing Activities	(208,076)	295,096
Effects of Exchange Rate Changes on Cash	(115)	(31)
Net Decrease in Cash	$(18,448)	$(9,918)

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2020 was $54,150, a decrease of $146,374 from the $200,524 net cash used in during the three months ended March 31, 2019. This decrease in the cash used in operating activities was primarily due to the net income for 2020 that used less cash in operations for the period.

Investing Activities

Investing activities during the three months ended March 31, 2020 provided $243,893, an increase of $348,352 from the $104,459 used by investing activities during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company purchased $5,648 in fixed assets and marketable securities of $119 but also received proceeds of $249,660 from the sale of the mine property in Idaho.

Financing Activities

Financing activities during the three months ended March 31, 2020 used cash of $208,076, a decrease of $503,172 from the $295,096 provided by financing activities during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company received $655,500 in proceeds from notes payable - related parties. The Company made $854,576 in payments on notes payable – related parties and $9,000 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

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

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2020, the Company issued 1,000,000 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 24, 2020, the Company issued 1,415,500 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 31, 2020, the Company issued 1,279,500 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 13, 2020, the Company issued 1,083,500 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 28, 2020, the Company issued 228,694 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On May 22, 2020, the Company issued 962,275 shares of common stock to the Investor pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2010. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company has agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2018 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12	List of Subsidiaries (12)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2018. (15)

10.14	Employment Agreement with Trent D’Ambrosio (16)

10.15	Note Purchase Agreement (16)

10.16	Senior Secured Redeemable Convertible Note (16)

10.17	Warrant (16)

10.18	Forbearance Agreement*

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2018.

(16)	Incorporated by reference from the Form S-1 filed with the SEC on June 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date: May 29, 2020	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

