Form 10-Q
period 2020-09-30
INCEPTION MINING INC.
filed 2020-11-16
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, there were 73,398,782 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine months ended September 30, 2020 and 2019 (Unaudited)	F-2

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine months ended September 30, 2020 and 2019 (Unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2020 and 2019 (Unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signature Page		12

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$150,071	$47,996
Accounts receivable	11,874	20,538
Inventories	416,319	855,069
Marketable securities	342,600	-
Prepaid expenses and other current assets	15,842	11,864
Total Current Assets	936,706	935,467

Property, plant and equipment, net	457,278	443,348
Other assets	36,967	36,802
Total Assets	$1,430,951	$1,415,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,474,789	$2,192,346
Accrued interest - related parties	8,313,062	7,608,238
Secured borrowings, net	64,589	211,066
Notes payable	60,000	60,000
Notes payable - related parties	6,956,843	6,921,216
Convertible notes payable	330,980	355,980
Derivative liabilities	9,120,848	14,221,935
Total Current Liabilities	27,321,111	31,570,781

Long-term note payable	100,000	-
Convertible notes payable, net of current portion	2,765,988	1,566,627
Mine reclamation obligation	555,538	513,051
Total Liabilities	30,742,637	33,650,459

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 800,000,000 shares authorized, 70,767,552 and 60,035,102 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	708	600
Additional paid-in capital	5,722,985	5,309,544
Accumulated deficit	(34,378,105)	(37,011,083)
Accumulated other comprehensive income	(648,397)	(525,951)
Total Controlling Interest	(29,302,808)	(32,226,889)
Non-Controlling Interest	(8,878)	(7,953)
Total Stockholders’ Deficit	(29,311,686)	(32,234,842)
Total Liabilities and Stockholders’ Deficit	$1,430,951	$1,415,617

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Precious Metals Income	$1,387,470	$1,853,730	$3,319,783	$3,876,937

Operating Expenses
Cost of sales	866,595	483,837	2,422,670	2,368,451
General and administrative	343,898	562,243	987,781	1,743,704
Depreciation and amortization	1,811	9,054	6,238	27,213
Total Operating Expenses	1,212,304	1,055,134	3,416,689	4,139,368
Income (Loss) from Operations	175,166	798,596	(96,906)	(262,431)

Other Income/(Expenses)
Other income (expense)	1,112	2,051	19,603	3,485
Gain on sale of mine property	-	-	471,084	-
Change in derivative liability	1,829,468	3,079,105	5,101,087	8,525,217
Change in marketable securities	162,325	-	541,267	-
Loss on extinguishment of debt	(35,956)	(303,150)	(350,946)	(410,120)
Interest expense	(1,079,967)	(1,238,479)	(3,053,136)	(24,493,714)
Total Other Income/(Expenses)	876,982	1,539,527	2,728,959	(16,375,132)

Income (Loss) before Income Taxes	1,052,148	2,338,123	2,632,053	(16,637,563)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	1,052,148	2,338,123	2,632,053	(16,637,563)
NET (INCOME) LOSS - Non-Controlling Interest	(286)	(746)	925	(659)
NET INCOME (LOSS) - Controlling Interest	$1,051,862	$2,337,377	$2,632,978	$(16,638,222)

Net income (loss) per share - Basic	$0.02	$0.04	$0.04	$(0.30)
Net income (loss) per share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.30)
Weighted average number of shares outstanding during the period - Basic	69,339,611	58,284,979	66,637,872	56,122,353
Weighted average number of shares outstanding during the period - Diluted	461,616,065	151,616,958	458,914,326	56,122,353

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(30,140)	(22,354)	(122,445)	15,189
Total Comprehensive Income (Loss)	1,022,008	2,315,769	2,509,608	(16,622,374)
Total Comprehensive (Income) Loss - Non-Controlling Interest	(81)	(52)	(158)	(69)
Total Comprehensive Income (Loss) - Controlling Interest	$1,021,927	$2,315,717	$2,509,450	$(16,622,443)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2019	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)
Shares issued for services	-	-	600,000	6	28,994	-	-	-	29,000
Shares issued with note payable	-	-	5,340,000	54	218,493	-	-	-	218,547
Foreign currency translation adjustment	-	-	-	-	-	-	(84,631)	-	(84,631)
Net income (loss) for the period	-	-	-	-	-	1,130,507	-	(1,236)	1,129,271
Balance, March 31, 2020	51	1	65,975,102	660	5,557,031	(35,880,576)	(610,582)	(9,189)	(30,942,655)
Shares issued for services	-	-	200,000	2	5,958	-	-	-	5,960
Shares issued for conversion of note payable	-	-	2,274,469	22	109,596	-	-	-	109,618
Share cancellation	-	-	(624)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7,675)	-	(7,675)
Net income for the period	-	-	-	-	-	450,609	-	25	450,634
Balance, June 30, 2020	51	1	68,448,947	684	5,672,585	(35,429,967)	(618,257)	(9,164)	(30,384,118)
Shares issued for conversion of note payable	-	-	2,318,605	24	50,400	-	-	-	50,424
Foreign currency translation adjustment	-	-	-	-	-	-	(30,140)	-	(30,140)
Net income for the period	-	-	-	-	-	1,051,862	-	286	1,052,148
Balance, September 30, 2020	51	$1	70,767,552	$708	$5,722,985	$(34,378,105)	$(648,397)	$(8,878)	$(29,311,686)

Balance, December 31, 2018	51	$1	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)
Shares issued for services	-	-	650,000	6	122,844	-	-	-	122,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with note payable	-	-	130,000	1	81,640	-	-	-	81,641
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	37,347	-	37,347
Net loss for the period	-	-	-	-	-	(3,786,657)	-	(164)	(3,786,821)
Balance, March 31, 2019	51	1	55,348,505	553	4,756,095	(25,795,942)	(519,787)	(9,081)	(21,568,161)
Shares issued for services	-	-	500,000	5	123,965	-	-	-	123,970
Foreign currency translation adjustment	-	-	-	-	-	-	196	-	196
Net loss for the period	-	-	-	-	-	(15,188,942)	-	77	(15,188,865)
Balance, June 30, 2019	51	1	55,848,505	558	4,880,060	(40,984,884)	(519,591)	(9,004)	(36,632,860)
Shares issued for services	-	-	600,000	6	61,994	-	-	-	62,000
Shares issued for conversion of note payable	-	-	2,986,597	30	328,496	-	-	-	328,526
Foreign currency translation adjustment	-	-	-	-	-	-	(22,354)	-	(22,354)
Net loss for the period	-	-	-	-	-	2,337,377	-	746	2,338,123
Balance, September 30, 2019	51	$1	59,435,102	$594	$5,270,550	$(38,647,507)	$(541,945)	$(8,258)	$(33,926,565)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net Income (Loss)	$2,632,053	$(16,637,563)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	38,423	162,947
Common stock issued for services	34,960	206,850
Loss on extinguishment of debt	350,946	410,120
Change in derivative liability	(5,101,087)	(8,525,217)
Change in marketable securities	(541,267)	-
Gain on sale of mine property	(471,084)	-
Amortization of debt discount	1,512,717	22,160,347
Changes in operating assets and liabilities:
Trade receivables	9,020	(109,660)
Inventories	505,625	(431,002)
Prepaid expenses and other current assets	(5,737)	9,076
Accounts payable and accrued liabilities	249,340	520,821
Accounts payable and accrued liabilities - related parties	864,536	1,550,921
Secured borrowings	(146,477)	(45,618)
Net Cash Used in Operating Activities	(68,032)	(727,978)

Cash Flows From Investing Activities:
Proceeds on sale of mine property	249,660	-
Proceeds on sale of marketable securities	425,832	-
Purchase of marketable securities	(5,741)	-
Purchase of property, plant and equipment	(48,924)	-
Net Cash Provided by Investing Activities	620,827	-

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(1,812,675)	(1,634,412)
Repayment of convertible notes payable	(310,714)	(2,722,414)
Proceeds from notes payable	100,000	-
Proceeds from notes payable-related parties	1,572,600	1,119,000
Proceeds from convertible notes payable	-	4,075,975
Proceeds from issuance of common stock	-	48,750
Net Cash Provided by (Used in) Financing Activities	(450,789)	886,899
Effects of exchange rate changes on cash	69	(234)
Net Change in Cash	102,075	158,687
Cash at Beginning of Period	47,996	50,857
Cash at End of Period	$150,071	$209,544

Supplemental disclosure of cash flow information:
Cash paid for interest	$423,344	$1,129,867
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$-	$12,000
Common stock issued for conversion of debt	$378,589	$-
Common stock issued for note commitment fee	$-	$17,550
Assets held to satisfy secured borrowings	$-	$82,478
Recognition of debt discounts on convertible notes payable	$-	$5,127,699
Note payable issued for conversion of accounts payable	$-	$40,000
Warrants issued with convertible note payable	$-	$1,711,394

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020

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

On March 5, 2010, the Company amended its articles of incorporation to (1) change its name to Silver America, Inc. and (2) increase its authorized common stock from 100,000,000 to 500,000,000.

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

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiaries Compañía Minera Cerros del Sur, S.A de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. and holds other mining concessions. Pursuant to the agreement, the Company issued 240,225,901 shares of common stock of Inception and assumed promissory notes in the amount of $5,488,980 and accrued interest of $3,434,426. Under this merger agreement, there was a change in control, and it has been treated for accounting purposes as a reverse recapitalization with Clavo Rico, Ltd. being the surviving entity. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation.

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of September 30, 2020, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net income of $2,632,053 during the period ended September 30, 2020 and had a working capital deficit of $26,384,405 as of September 30, 2020. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2020, the results of its consolidated statements of operations and comprehensive income (loss) for the nine month period ended September 30, 2020, and its consolidated cash flows for the nine month period ended September 30, 2020. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on September 30, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$342,600	$-	$-	$342,600
Total Assets	$342,600	$-	$-	$342,600

Warrant liabilities	$-	$-	$92,771	$92,771
Debt derivative liabilities	-	-	9,028,077	9,028,077
Total Liabilities	$-	$-	$9,120,848	$9,120,848

The fair value of financial instruments on December 31, 2019 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$254,632	$254,632
Debt derivative liabilities	-	-	13,967,303	13,967,303
Total Liabilities	$-	$-	$14,221,935	$14,221,935

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

The following tables summaries the changes in the net earnings per common share for the three and nine-month periods ended September 30, 2020:

	Three Months Ended		Nine Months Ended
Numerator	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net Income (Loss) - Controlling Interest	$1,051,862	$2,337,377	$2,632,978	$(16,638,222)
Amortization of Debt Discounts	506,067	699,707	1,512,717	-
Interest Expense	101,393	191,243	320,022	-
Change in Derivative Liabilities	(1,750,683)	(3,079,105)	(4,939,226)	-
Adjusted Net Income (Loss) - Controlling Interest	$(91,361)	$149,222	$(473,509)	$(16,638,222)

Denominator	Shares	Shares	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	69,339,611	58,284,979	66,637,872	56,122,353
Dilutive Shares	392,276,454	93,331,979	392,276,454	-
Diluted Weighted Average Number of Shares Outstanding during Period	461,616,065	151,616,958	458,914,326	56,122,353

Diluted Net Loss per Share	$(0.00)	$0.00	$(0.00)	$(0.30)

Other Comprehensive Loss – Other Comprehensive loss is made up of the exchange differences arising on translating foreign operations, unrealized losses on marketable securities and the net loss for the nine months ending September 30, 2020 and the year ended December 31, 2019.

Derivative Liabilities - Derivative liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the consolidated statements of operations.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Supplies	$42,964	$62,912
Mineralized Material on Leach Pads	37,914	201,407
ADR Plant	121,084	92,404
Finished Ore	214,357	498,346
Total Inventories	$416,319	$855,069

There were no stockpiles at September 30, 2020 and December 31, 2019.

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

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of September 30, 2020:

Marketable Securities
Balance, December 31, 2019	$-
Transfers in upon initial fair value of marketable securities	227,165
Change in fair value of marketable securities	541,267
Sale of marketable securities	(425,832)
Balance, September 30, 2020	$342,600

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2020:

Debt Derivative Liabilities
Balance, December 31, 2019	$14,221,935
Change in fair value of derivative liabilities and warrant liability	(5,101,087)
Balance, September 30, 2020	$9,120,848

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

At September 30, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $9,028,077. The Company recorded a gain from change in fair value of debt derivatives of $4,939,226 for the period ended September 30, 2020. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 168.70%, (3) weighted average risk-free interest rate of 0.12% (4) expected life of 1.28 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 158.0%, (2) weighted average risk-free interest rate of 0.11% and (3) expected life of 0.64 years.

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

At September 30, 2020, the Company had a warrant liability of $92,771. The Company recorded a gain from change in fair value of warrant liability of $161,861 for the period ended September 30, 2020. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 195.87% to 213.32%, (3) weighted average risk-free interest rate of 0.13% to 0.16% (4) expected life of 1.86 to 3.07 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 203.6%, (2) weighted average risk-free interest rate of 0.13% and (3) expected life of 1.64 years.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Land	$309,820	$267,471
Buildings	2,355,637	2,337,775
Machinery and Equipment	955,833	946,777
Office Equipment and Furniture	48,182	42,191
Vehicles	84,747	84,105
Construction in Process	8,430	7,487
	3,762,649	3,685,806
Less Accumulated Depreciation	(3,305,371)	(3,242,458)
Total Property, Plant and Equipment	$457,278	$443,348

During the nine months ended September 30, 2020 and 2019, the Company recognized depreciation expense of $38,423 and $162,947, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	September 30, 2020	September 30, 2019
Cost of Goods Sold	$32,185	$135,734
General and Administrative	6,238	27,213
Total	$38,423	$162,947

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

8. Mine Reclamation Obligation

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and revegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $555,538 and $513,051 as of September 30, 2020 and December 31, 2019, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk-free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation obligation for information indicating that our assumptions should change.

Changes to the asset retirement obligation were as follows:

	September 30, 2020	December 31, 2019
Balance, Beginning of Year	$513,051	$341,845
Liabilities incurred	38,151	171,206
Change due to foreign currency translation	4,336	-
Balance, End of Year	$555,538	$513,051

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Accounts Payable	$780,312	$750,529
Accrued Liabilities	858,757	530,779
Accrued Salaries and Benefits	626,893	507,043
Advances Payable	208,827	403,995
Total Accrued Liabilities	$2,474,789	$2,192,346

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

On June 25, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $172,663. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $17,266, for a total expected remittance of $189,929. The maturity date of the notes is December 26, 2020. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of September 30, 2020, the Company held 64.501 ounces of gold, valued at a cost of $117,176, to satisfy the liabilities upon maturity leaving a net obligation of $64,589, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	September 30, 2020	December 31, 2019
Secured obligations	$172,663	$247,571
Guaranteed interest	17,266	24,757
Deferred interest	(8,164)	(12,005)
	181,765	260,323
Gold held as security	(117,176)	(49,257)
Secured Borrowings, net	$64,589	$211,066

11. Notes Payable

Notes payable were comprised of the following as of September 30, 2020 and December 31, 2019:

Notes Payable	September 30, 2020	December 31, 2019
Phil Zobrist	$60,000	$60,000
Small Business Administration	100,000	-
Total Notes Payable	160,000	60,000
Less Short-Term Notes Payable	(60,000)	(60,000)
Total Long-Term Notes Payable	$100,000	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of September 30, 2020, the gross balance of the note was $60,000 and accrued interest was $83,412.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. As of September 30, 2020, the gross balance of the note was $100,000 and accrued interest was $455.

12. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of September 30, 2020 and December 31, 2019:

Notes Payable - Related Parties	Relationship	September 30, 2020	December 31, 2019
Clavo Rico, Incorporated	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’Ambrosio	Immediate Family Member	150,000	57,000
Francis E. Rich IRA	Immediate Family Member	-	100,000
Legends Capital	Affiliate - Controlled by Director	715,000	755,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,427,863	1,305,236
WOC Energy LLC	Affiliate - Controlled by Director	-	40,000
Total Notes Payable - Related Parties		$6,956,843	$6,921,216

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

On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2019 and bear 18% per annum interest. As of September 30, 2020, the gross balance of the notes was $3,377,980 and accrued interest was $4,974,251.

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of September 30, 2020, the gross balance of the note was $185,000 and accrued interest was $317,855.

D. D’Ambrosio – On December 30, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $57,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $59,850 towards the principal balance and accrued interest of $2,850 on January 13, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 2, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $70,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on January 13, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 16, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $165,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $173,250 towards the principal balance and accrued interest of $8,250 on January 29, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 10, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $187,000 (the “Note”) due on February 29, 2020 and bears a 5.00% interest rate. The Company made a payment of $196,350 towards the principal balance and accrued interest of $9,350 on February 24, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 28, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $125,000 (the “Note”) due on March 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $131,250 towards the principal balance and accrued interest of $6,250 on March 18, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On March 24, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $58,500 (the “Note”) due on April 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $61,425 towards the principal balance and accrued interest of $2,925 on March 26, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On April 1, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $161,000 (the “Note”) due on April 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $169,050 towards the principal balance and accrued interest of $8,050 on May 21, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 27, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $153,000 (the “Note”) due on July 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $160,650 towards the principal balance and accrued interest of $7,650 on July 14, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On June 15, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $40,000 (the “Note”) due on July 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on June 18, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 16, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $27,000 (the “Note”) due on August 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $28,350 towards the principal balance and accrued interest of $1,350 on July 22, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 16, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $27,000 (the “Note”) due on August 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $28,350 towards the principal balance and accrued interest of $1,350 on July 22, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 17, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $50,000 (the “Note”) due on January 15, 2021 and bears a 5.00% interest rate. As of September 30, 2020, the outstanding balance of the Note was $50,000 and accrued interest was $2,500.

D. D’Ambrosio – On August 3, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $90,000 (the “Note”) due on September 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $94,500 towards the principal balance and accrued interest of $4,500 on August 12, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On August 18, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $80,000 (the “Note”) due on September 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $84,000 towards the principal balance and accrued interest of $4,000 on August 26, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On August 31, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $116,100 (the “Note”) due on September 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $121,905 towards the principal balance and accrued interest of $5,805 on September 10, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On September 15, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $100,000 (the “Note”) due on October 15, 2020 and bears a 5.00% interest rate. As of September 30, 2020, the outstanding balance of the Note was $100,000 and accrued interest was $5,000.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2019 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $14,200.

Francis E. Rich IRA – On February 14, 2013, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 100,000 (the “Note”) due on February 14, 2020 and bears a 15.0% interest rate. The Company made a payment of $115,000 towards the principal balance and accrued interest of $15,000 on February 24, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of September 30, 2020, the gross balance of the note was $715,000 and accrued interest was $1,188,572.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of September 30, 2020, the gross balance of the note was $1,101,000 and accrued interest was $1,805,684.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of September 30, 2020, the gross balance of the note was $1,427,863 and accrued interest was $0.

WOC Energy, LLC – On November 6, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on September 30, 2019 and bears a 4.0% interest rate. On January 1, 2020, this note was replaced with a new note. The new note is due on June 30, 2020 and bears a 5.0% interest rate. The Company made a payment of $2,000 towards the interest on January 2, 2020. The Company made a payment of $2,000 towards the interest on February 10, 2020. The Company made a payment of $2,000 towards the interest on March 13, 2020. The Company made a payment of $20,000 towards the principal on March 24, 2020. The Company made a payment of $10,000 towards the principal on May 12, 2020. The Company made a payment of $10,500 towards the principal balance and accrued interest of $500 on July 9, 2020. As of September 30, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On February 10, 2020, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on December 15, 2020 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on July 17, 2020. As of September 30, 2020, the outstanding balance of the Note was $00 and accrued interest was $0.

13. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2020 and December 31, 2019:

Convertible Notes Payable	September 30, 2020	December 31, 2019
Antczak Polich Law LLC	$330,980	$355,980
Investor	3,651,286	3,985,000
Scotia International	400,000	400,000
Total Convertible Notes Payable	4,382,266	4,740,980
Less Unamortized Discount	(1,285,298)	(2,818,373)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,096,968	1,922,607
Less Short-Term Convertible Notes Payable	(330,980)	(355,980)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$2,765,988	$1,566,627

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of September 30, 2020, the gross balance of the note was $300,000 and accrued interest was $54,049.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the year ended December 31, 2019, the Company made several payments amounting to $42,020. During the nine months ended September 30, 2020, the Company made five payments amounting to $25,000. As of September 30, 2020, the gross balance of the note was $30,980 and accrued interest was $12,743.

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2021 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock, provided there has not been an event of default. If an event of default occurs, the floor price no longer applies. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. These warrants were valued at $1,711,394 and recorded by the Company as debt discount interest expense. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into an estimated 2,986,597 shares of common stock valued at $0.11 per share and recognized a loss on the extinguishment of debt of $303,149. On January 14, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,645,000 shares of common stock valued at $0.055 per share and recognized a loss on the extinguishment of debt of $90,475. On February 11, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,000,000 shares of common stock valued at $0.0295 per share and recognized a loss on the extinguishment of debt of $29,500. On February 27, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,415,500 shares of common stock valued at $0.038 per share and recognized a loss on the extinguishment of debt of $53,789. On March 31, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,279,500 shares of common stock valued at $0.035 per share and recognized a loss on the extinguishment of debt of $44,783. On April 13, 2020, the investor converted $15,000 of the principal balance into an estimated 1,083,500 shares of common stock valued at $0.106 per share and recognized a loss on the extinguishment of debt of $57,737. On April 28, 2020, the investor submitted a true-up conversion notice from the April 13, 2020 conversion and was issued another estimated 228,690 shares of common stock valued at $0.052 per share and recognized a loss on the extinguishment of debt of $11,892. On April 30, 2020, the Company made a payment of $35,714 towards the principal balance and $14,286 in prepayment interest. On May 22, 2020, the investor converted $11,000 of the principal balance into an estimated 962,275 shares of common stock valued at $0.106 per share and recognized a loss on the extinguishment of debt of $26,815. On June 1, 2020, the Company made a payment of $35,714 towards the principal balance and $14,286 in prepayment interest. On July 2, 2020, the Company made a payment of $17,857 towards the principal balance and $7,143 in prepayment interest. On July 8, 2020, the Company made a payment of $53,571 towards the principal balance and $21,429 in prepayment interest. On August 3, 2020, the Company made a payment of $71,429 towards the principal balance and $28,571 in prepayment interest. On August 7, 2020, the investor converted $11,000 of the principal balance into an estimated 1,007,588 shares of common stock valued at $0.0235 per share and recognized a loss on the extinguishment of debt of $16,681. On September 1, 2020, the Company made a payment of $71,429 towards the principal balance and $28,571 in prepayment interest. On September 9, 2020, the investor converted $11,000 of the principal balance into an estimated 1,311,017 shares of common stock valued at $0.204 per share and recognized a loss on the extinguishment of debt of $19,275. For the nine months ended September 30, 2020, the Company amortized $1,490,078 of debt discount to current period operations as interest expense. As of September 30, 2020, the gross balance of the note was $3,651,286 and accrued interest was $530,949.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the nine months ended September 30, 2020, the Company amortized $22,640 of debt discount to current period operations as interest expense. As of September 30, 2020, the gross balance of the note was $400,000 and accrued interest was $41,389.

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

On August 7, 2020, the Company issued to an Investor 1,007,588 shares of its common stock under a conversion notice. The conversion was for $11,000 in principal. The shares were valued at $0.0235 per share for a total value of $23,678. The Company recognized a loss of extinguishment of debt of $16,681 on this conversion.

On September 9, 2020, the Company issued to an Investor 1,311,017 shares of its common stock under a conversion notice. The conversion was for $11,000 in principal. The shares were valued at $0.0204 per share for a total value of $26,745. The Company recognized a loss of extinguishment of debt of $19,275 on this conversion.

Warrants

On May 20, 2019, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”) through which the Investor purchased (i) a Senior Secured Redeemable Convertible Note (“Note”) with a face value of $4,250,000 that is convertible into shares of common stock of the Company and (ii) a warrant (“Warrant”) to purchase 9,250,000 shares of common stock of the Company. The warrant has a life of three years. The warrant is exercisable at the following prices – 3,750,000 shares of common stock at $0.40 per share, 3,000,000 shares of common stock at $0.50 per share and 2,500,000 shares of common stock at $0.60 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $1,711,394, which has been recorded warrant derivative liabilities. The Company re-valued the warrants at September 30, 2020 for $87,807 and recorded a gain on the change in derivative liabilities of $155,199.

The following tables summarize the warrant activity during the nine months ended September 30, 2020 and the year ended December 31, 2019:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2018	1,043,637	$1.12
Granted	9,250,000	0.49
Exercised	-	-
Forfeited	(680,000)	0.90
Balance at December 31, 2019	9,613,637	1.12
Granted	-	-
Exercised	-	-
Forfeited	(63,637)	5.23
Balance at September 30, 2020	9,550,000	$0.49

2020 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2020	Weighted Average Exercise Price
$0.40 - 0.75	9,550,000	1.66 years	$0.49	9,550,000	$0.49

15. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of September 30, 2020, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took several short-term notes payable from related parties during the nine months ended September 30, 2020. The Company received $1,572,600 in cash from related parties and paid out $1,812,675 in cash to related parties on notes payable.

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

17. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the nine months ended September 30, 2020, one hundred percent (100%) of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of September 30, 2020. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

18. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through November 16, 2020, the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below:

On October 6, 2020, the Company issued to an Investor 1,258,480 shares of its common stock under a conversion notice.

On October 30, 2020, the Company issued to an Investor 1,372,750 shares of its common stock under a conversion notice.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2020, the results of its consolidated statements of operations and comprehensive loss for the three- and nine- month periods ended September 30, 2020 and 2019, and its consolidated cash flows for the nine-month periods ended September 30, 2020 and 2019. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company has engaged in preliminary drilling of this area, and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

We had net income of $2,632,053 for the nine-month period ended September 30, 2020, and a net loss of $16,637,563 for the nine-month period ended September 30, 2019. This change in our results over the two periods is primarily the result of a decrease in revenue, a decrease in general and administrative expenses, the change in the derivative liabilities, the sale of the mine property in Idaho, the change in marketable securities and the decrease in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Revenues	$3,319,783	$3,876,937	$(557,154)
Cost of Sales	2,422,670	2,368,451	54,219
General and Administrative	987,781	1,743,704	(755,923)
Depreciation and Amortization Expenses	6,238	27,213	(20,975)
Total Operating Expenses	3,416,689	4,139,368	(722,679)
Income (Loss) from Operations	(96,906)	(262,431)	165,525
Other Income (expense)	19,603	3,485	16,118
Gain on sale of mining property	471,084	-	471,084
Change in Derivative Liabilities	5,101,087	8,525,217	(3,424,130)
Change in Marketable Securities	541,267	-	541,267
Loss on Extinguishment of Debt	(350,946)	(410,120)	59,174
Interest Expense	(3,053,136)	(24,493,714)	21,440,578
Income (Loss) from Operations Before Taxes	2,632,053	(16,637,563)	19,269,616
Net Income (Loss)	$2,632,053	$(16,637,563)	$19,269,616

Revenues decreased because of the Covid-19 mandated shut-down slowed the production in the second quarter and into the third quarter because no new material was placed on the leach pads for several weeks.

Cost of sales increased even though the Company has been working on trimming down excess expenses because of the lower amounts of ore placed on the leach pad during the Covid-19 shutdown period. Many of the fixed costs of the Company have remained the same causing cost of sales to increase overall. The increase in cost of sales was from rent expenses being down $71,400, electrical expenses being down $24,000, geologist expense down $46,000, depreciation expense being down $103,500 and a variety of accounts up smaller amounts that contributed to the increase in cost of sales of $54,219. However, cost of sales as a percentage of revenues went up because of the Covid-19 shut-down. Even though most of the plant was closed during a good portion of the second quarter, the Company was still required to pay salaries and wages while the employees were not working, and no revenues were being produced.

General and administrative expenses decreased because of lower legal and accounting expenses in Honduras and a decrease in consulting fees and stock-based compensation.

Changes in derivative liabilities were because of the lower valuation of the derivative liabilities in this quarter.

Interest expense decreased in 2020 because of the decrease in convertible notes that were paid off in 2019 during the prepayment penalty periods to avoid conversion of these notes by the Company and the interest expense related to note debt discounts recorded in excess of the note proceeds.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

We had net income of $1,052,148 for the three-month period ended September 30, 2020, and a net income of $2,338,123 for the three-month period ended September 30, 2019. This change in our results over the two periods is primarily the result of a decrease in revenue, a decrease in general and administrative expenses, the change in the derivative liabilities, the sale of the mine property in Idaho, the change in marketable securities and the decrease in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Revenues	$1,387,470	$1,853,730	$(466,260)
Cost of Sales	866,595	483,837	382,758
General and Administrative	343,898	562,243	(218,345)
Depreciation and Amortization Expenses	1,811	9,054	(7,243)
Total Operating Expenses	1,212,304	1,055,134	157,170
Income (Loss) from Operations	175,166	798,596	(623,430)
Other Income (expense)	1,112	2,051	(939)
Change in Derivative Liabilities	1,829,468	3,079,105	(1,249,637)
Change in Marketable Securities	162,325	-	162,325
Loss on Extinguishment of Debt	(35,956)	(303,150)	267,194
Interest Expense	(1,079,967)	(1,238,479)	158,512
Income (Loss) from Operations Before Taxes	1,052,148	2,338,123	(1,285,975)
Net Income (Loss)	$1,052,148	$2,338,123	$(1,285,975)

Revenues decreased because of the Covid-19 mandated shut-down slowed the production in the second quarter and into the third quarter because no new material was placed on the leach pads for several weeks.

Cost of sales increased even though the Company has been working on trimming down excess expenses because of the lower amounts of ore placed on the leach pad during the Covid-19 shutdown period. Many of the fixed costs of the Company have remained the same causing cost of sales to increase overall. The increase in cost of sales was from lime and cyanide expenses being up $7,600, geologist expenses being down $28,000, depreciation expense being down $35,000, a variety of accounts up smaller amounts and the adjustment of inventory in process that contributed to the increase in cost of sales of $382,758. However, cost of sales as a percentage of revenues went up because of the Covid-19 shut-down. Even though most of the plant was closed during a good portion of the second quarter, the Company was still required to pay salaries and wages while the employees were not working, and no revenues were being produced.

General and administrative expenses decreased because of lower legal and accounting expenses in Honduras and a decrease in consulting fees and stock-based compensation.

Changes in derivative liabilities were because of the lower valuation of the derivative liabilities in this quarter.

Interest expense decreased in 2020 because of the decrease in convertible notes that were paid off in 2019 during the prepayment penalty periods to avoid conversion of these notes by the Company and the interest expense related to note debt discounts recorded in excess of the note proceeds.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2020 reflects assets of $1,430,951. We had cash in the amount of $150,071 and working capital deficit in the amount of $26,384,405 as of September 30, 2020. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2020	December 31, 2019
Current assets	$936,706	$935,467
Current liabilities	27,321,111	22,331,953
Working capital deficit	$(26,384,405)	$(21,396,486)

We anticipate generating losses and, therefore, may be unable to continue operations in the future if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $34,378,105. In addition, there is a working capital deficit of $26,384,405 as of September 30, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended September 30,
	2020	2019
Net Cash Provided by (Used in) Operating Activities	$(68,032)	$(727,978)
Net Cash Used in Investing Activities	620,827	-
Net Cash Provided by (Used in) Financing Activities	(450,789)	886,899
Effects of Exchange Rate Changes on Cash	69	(234)
Net Increase (Decrease) in Cash	$102,075	$158,687

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2020 was $68,032, a decrease of $659,946 from the $727,978 net cash used in during the nine months ended September 30, 2019. This decrease in the cash used in operating activities was primarily due to the decrease in consulting and investor relation expenses for 2020 that used less cash in operations for the period.

Investing Activities

Investing activities during the nine months ended September 30, 2020 provided $620,827, an increase of $620,827 from the $0 used by investing activities during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company purchased $48,924 in fixed assets and marketable securities of $5,741 but also received proceeds of $249,660 from the sale of the mine property in Idaho and $425,832 from the sale of marketable securities.

Financing Activities

Financing activities during the nine months ended September 30, 2020 used cash of $450,789, a decrease of $1,337,688 from the $886,899 provided by financing activities during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company received $1,572,600 in proceeds from notes payable - related parties and $100,000 in proceeds from a note payable. The Company made $1,812,675 in payments on notes payable – related parties and $310,714 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

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

One of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., has been served with notice of a labor dispute brought in Honduras by one of the Company’s former employees. The complaint alleges that the former employee was terminated from his position with the Company’s subsidiary and is entitled to certain statutory compensation. The Company has responded with its assertion that the employee voluntarily resigned and was not involuntarily terminated. The case was heard in Honduras by a labor judge, and the Company has appealed the ruling in this case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2020, the Company issued to an Investor 1,311,017 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2020. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On October 6, 2020, the Company issued to an Investor 1,258,480 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2020. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On October 30, 2020, the Company issued to an Investor 1,372,750 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2020. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

INCEPTION MINING INC.

Date: November 16, 2020	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

