Form 10-K
period 2020-12-31
INCEPTION MINING INC.
filed 2021-04-15
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $1,754,170.

Outstanding Shares

As of April 12, 2021, the Registrant had 115,020,722 shares of common stock and 51 shares of preferred stock outstanding.

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

Forward-Looking Statements and Associated Risks. This Annual Report on Form 10-K contains forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (1) discussions about mineral resources and mineralized material, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Factors that may cause results to vary include, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected. We do not undertake any obligation to update any forward-looking statements.

The Company

Overview

We are a mining company that was formed in Nevada on July 2, 2007. As a mining company, we are engaged in the production of precious metals. Our activities are not limited to production and they also include production, acquisition, exploration, and development of mineral properties, primarily for gold, from an owned mining property in Honduras. Until February 2020, Inception Mining had two projects, the UP and Burlington mine and the Clavo Rico mine, as further described below but since February 2020 all operations have been focused on the Clavo Rico mine. Our target properties are those that have been the subject of historical exploration. We have generated revenue and are generating revenue from mining operations.

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

During the COVID-19 pandemic, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operation has been sized to handle from 500 to 1000 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of December 31, 2022.

The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of December 31, 2020, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

The Government of Honduras has extended the national curfew from 10:00 p.m. to 5:00 a.m. During the week, shopping and essential activities will be allowed daily from 5:00 a.m. to 10:00 p.m. without regard to identification number, in all departments. Businesses are only allowed to have 50% capacity. Bars, nightclubs, gyms, sports complexes, convention centers, theaters, and educational centers are prohibited from operation. Meetings in private homes may not exceed 10 people, unless previously authorized. The only people who are allowed to circulate outside of the curfew are people conducting the following activities: security; health; emergency; public transportation for humanitarian reasons and contracted by businesses that are within the exceptions to mobilize their workers; transport of heavy cargo; energy; telecommunications; internet; media; hotels; Honduran and foreign nationals that arrive in the country on night flights, providing a ticket with their final destination; agrochemical and agriculture sector; technical and administrative support personnel from the banking system; those needed to guarantee the production and distribution of food; machine industry, markets, supermarkets; gas stations; drug stores; pharmacies; and biosecurity products, that work shifts seven days of the week and at night.

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

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2020, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding additional permanent employees, as well as the possible purchase or lease of equipment.

Employees

As of the date of this filing, we currently employ one hundred and ten (110) full-time employees and no temporary employees in the United States and Honduras. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2020, our accumulated deficit since inception was $34,668,784. We have substantial current obligations and at December 31, 2020, we had $28,987,520 of current liabilities compared to only $923,424 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2020. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

We have a limited operating history.

As an early-stage company that has made acquisitions in only the past several years, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications, and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability. Additionally, the Company’s merger with the operating foreign entity was based on a review of all historical data and potential revenue streams and resources as could be ascertained from the submission of documents and a thorough review of all data made available. We believe the materials to be accurate and have attempted to discount the valuations due to perceived risks of foreign operations and the tasks of incorporating a non-public operating entity into Inception Mining Inc.

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

The local climate in our area of operations may impair or prevent us from conducting exploration activities on our properties year-round. Because of its rural location and limited infrastructure in this area, our property is generally impassible for several weeks each year as a result of significant rain or snow events. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

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

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2020 and our related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

The current recovery operation increase has been sized to handle from 500 to 1000 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of December 31, 2022.

At this property and during the period covered under this Annual Report, the Company extracted 74,186 tons of material through surface operations, with an average grade of 1.41 grams of gold per ton. After processing this material using the on-site leach pad, the Company produced 2,327 ounces of gold for a gold recovery percentage of 70.65% and 1,558 ounces of silver for refining, for a silver recovery percentage of 29.49%.

The Company utilizes four distinct properties located at the Clavo Rico Concession: the main Clavo Rico property, is where extraction, leaching, and processing occurs. The Modesto, Williams properties, and the La Reina which are used as extraction sites. The Modesto location was acquired by the Company pursuant to a real estate purchase agreement in March 2016. The Company is permitted access to the Williams property via contractual arrangement.

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

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2020, we paid monthly rent of approximately $1,000 for use of a corporate office.

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

On March 4, 2020, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., was served with notice of a civil litigation brought in Honduras by Empresa Agregados y Concretos S.A. (“Agrecon”) for an amount of approximately $930,000. The complaint alleges a dispute regarding the amounts owed by the Company to Agrecon under a certain Material Crushing Agreement. The Company has responded disputing the amount owed and placed $125,000 in a dedicated account while the case is being litigated and until the court makes its determination on any amounts owed.

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

Holders

As of March 31, 2021, there were 1,468 holders of record of our common stock and one holder of record for our preferred stock.

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

Recent Sales of Unregistered Securities

On November 25, 2020, the Company issued to an Investor 1,418,416 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On December 1, 2020, the Company issued to an Investor 524,250 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On December 22, 2020, the Company issued to an Investor 1,489,671 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On December 29, 2020, the Company issued to an Investor 1,837,301 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On January 5, 2021, the Company issued to an Investor 2,493,479 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On January 15, 2021, the Company issued to an Investor 2,598,468 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On January 26, 2021, the Company issued to an Investor 2,624,715 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 5, 2021, the Company issued to an Investor 2,598,468 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 9, 2021, the Company issued to an Investor 2,755,951 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 17, 2021, the Company issued to an Investor 2,677,209 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 21, 2021, the Company issued to an Investor 2,703,456 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 2, 2021, the Company issued to an Investor 2,677,209 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 10, 2021, the Company issued to an Investor 2,834,692 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 11, 2021, the Company issued to an Investor 2,913,434 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 16, 2021, the Company issued to an Investor 3,018,422 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 25, 2021, the Company issued to an Investor 3,149,658 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 6, 2021, the Company issued to an Investor 3,307,141 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

Prior to the expansion, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 750 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of December 31, 2021.

The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

We had a net income of $2,341,577 for the year ended December 31, 2020, which was $17,342,411 more than the net loss of $15,000,834 for the year ended December 31, 2019. This change in our results over the two periods is primarily the result of a decrease in interest expense from the debt discounts from convertible notes and the associated derivative liabilities of $20,716,167 and the change of derivative liabilities of $4,996,546. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Increase/
	2020	2019	(Decrease)

Revenues	$4,143,908	$4,955,027	$(811,119)
Cost of Sales	2,826,448	3,656,127	(829,679)
General and Administrative	1,272,523	2,066,886	(794,363)
Depreciation and Amortization Expenses	8,036	35,718	(27,682)
Total Operating Expenses	4,107,007	5,758,731	(1,651,724)
Income (Loss) from Operations	36,901	(803,704)	(840,605)
Other Income (expense)	21,113	67,988	46,875
Gain on Sale of Mine Property	471,083	-	471,083
Change in Derivative Liabilities	6,657,628	11,654,174	(4,996,546)
Change in Marketable Securities	479,051	-	479,051
Loss on Extinguishment of Debt	(531,194)	(410,120)	(121,074)
Interest Expense	(4,793,005)	(25,509,172)	20,716,167
Income (Loss) from Operations Before Taxes	2,341,577	(15,000,834)	17,342,411
Net Income (Loss)	$2,341,577	$(15,000,834)	$17,342,411

Liquidity and Capital Resources

Our balance sheet as of December 31, 2020, reflects assets of $1,500,330. As we had cash in the amount of $34,358 and a working capital deficit in the amount of $28,064,096 as of December 31, 2020, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2020	December 31, 2019
Current assets	$923,424	$935,467
Current liabilities	28,987,520	31,570,781
Working capital deficit	$(28,064,096)	$(30,635,314)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $34,668,784. In addition, there is a working capital deficiency of $28,064,096 and a stockholder’s deficiency of $29,467,242 as of December 31, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2020	2019
		(Restated)
Net Cash Provided by (Used in) Operating Activities	$(19,809)	$(429,845)
Net Cash Provided by (Used in) Investing Activities	820,148	(1,723)
Net Cash Provided by (Used in) Financing Activities	(814,401)	428,982
Effects of Exchange Rate Changes on Cash	424	(275)
Net Decrease in Cash	$(13,638)	$(2,861)

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2020 was $19,809, a decrease of $410,036 from the $429,845 net cash used in operating activities during the year ended December 31, 2019. This increase is mostly due to the change in accrued liabilities.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2020 was $820,151, an increase of $821,874 from the $1,723 net cash outflow during the year ended December 31, 2019. This increase was due to small purchases of fixed assets of $11,818 and purchase of marketable securities of $10,613, offset with cash received from the sale of mine property of $249,660 and cash received from the sale of marketable securities of $592,919.

Financing Activities

Financing activities during the year ended December 31, 2020, used $814,401, a decrease of $1,243,383 from the $428,982 provided by financing activities during the year ended December 31, 2019. During the year ended December 31, 2020, the company received $2,102,600 in notes payable from related parties, $150,000 in notes payable, made payments of $2,256,441 in cash on notes payable – related parties, $50,000 in cash on notes payable, $535,858 in cash on convertible notes and $224,702 in cash on secured borrowings.

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2020, the Company recorded a net income of $2,341,577 and used $19,809 in cash from operating activities. The Company has a net loss since inception of $34,668,784. In addition, there is a working capital deficiency of $28,064,096 and a stockholder’s deficiency of $29,467,242 as of December 31, 2020. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

The Company incurred rent expense of $14,508 and $13,637 for the year ended December 31, 2020 and 2019.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees and due to reasons listed below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2020 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future and the internal controls may continue to be not effective, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D’Ambrosio	56	CEO, CFO and Director

Whit Cluff	70	Director

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

Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer, and Director

Mr. D’Ambrosio has been a Director of Inception Mining Inc. since February 28, 2013. From October 2011 through March 2013, Mr. D’Ambrosio held the positions of Interim Chief Executive Officer and Chief Financial Officer of Inception Holdings LLC, a resource exploration company, and was the responsible for the overall strategic direction for the organization. His professional record includes 25 years of management and financial services experience with companies ranging from Fortune 500 companies to start ups. Mr. D’Ambrosio holds a B.S. in Business Management, an MBA and a Certificate of Mining Studies.

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

Compensation Table for Executives

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Trent D’Ambrosio, Chief Executive Officer,	2020	204,785	-	-	-	-	-	-	204,785
Chief Financial Officer, President, Secretary, and Director	2019	198,635	-	94,500	-	-	-	-	293,138

Whit Cluff,	2020	-	-	-	-	-	-	27,500	27,500
Director	2019	-	-	14,175	-	-	-	44,500	58,675

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of March 15, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 115,020,722 shares of our common stock issued and outstanding as of April 12, 2021. Unless otherwise indicated, the address of each person listed is c/o Inception Mining, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (1)	11,685,874	10.46%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Madison, LLC (1)	2,495,855	2.23%
	4049 S. Highland Drive
	Salt Lake City, Utah 84124

Common Stock	Jason Briggs (2) 4049 S. Highland Drive Salt Lake City, Utah 84124	1,341,523	1.20%

All 5% beneficial owners as a group		15,523,252	13.89%

(1)	Beneficially controlled by Jason Briggs.
(2)	Includes additional shares beneficially owned by Jason Briggs including 311,982 shares owned personally and 1,029,541 shares owned by two separate irrevocable trust for which Jason Briggs serves as trustee.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Trent D’Ambrosio (1)	4,056,101	3.53%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

Common Stock	Whit Cluff (1)	2,286,160	1.99%
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107

All Officers and Directors as a Group		6,342,261	5.52%

(1)	Executive officer and/or director of the Company.

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

As of December 31, 2020, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2020, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

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

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2020, and 2019:

Fee Category	2020	2019
Audit Fees	$88,333	$68,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$88,333	$68,000

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2020 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.3	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.5	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.7	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.8	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12	List of Subsidiaries (12)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2017. (15)

10.14	Employment Agreement with Trent D’Ambrosio (16)

10.15	Note Purchase Agreement (16)

10.16	Senior Secured Redeemable Convertible Note (16)

10.17	Warrant (16)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2017.

(16)	Incorporated by reference from the Form S-1 filed with the SEC on June 2, 2019.l

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date:April 15, 2021	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2021	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	April 15, 2021

/s/ Whit Cluff
Whit Cluff	Director	April 15, 2021

INCEPTION MINING, INC.

CONTENTS

PAGE	F-1	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2019

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

PAGE	F-5	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

PAGES	F-7 - F-24	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Inception Mining, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, a working capital deficit and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Costing

Critical Audit Matter Description

As described in Notes 2 and 3 to the consolidated financial statements, inventory of finished ore, ADR plant, and mineralized material on leach pads are valued at the lower of weighted average production cost and net realizable value. Production costs include the cost of raw materials, direct labor and materials, mine-site overhead expenses and depreciation and depletion of mining interests. Net realizable value is calculated as the estimated price at the time of sale based on the prevailing and long-term metal prices less estimated future production and selling costs to convert the inventories into saleable form.

How the Critical Audit Matter was Addressed in the Audit

We identified the auditing of inventory valuation as a critical audit matter because of the significant estimates and assumptions management used in the determination of the cost allocations. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures consisted of the following:

●	Obtaining an understanding and testing management’s process for developing the costing model.
●	Observing the onsite inventory at the measurement date.
●	Assessing the accuracy, completeness, and reasonableness of the costs included in the costing model to ensure all costs capitalized were appropriate, complete and proper.
●	Evaluating the appropriateness and reasonableness of the assumptions used by management to allocate costs.
●	Performing cost testing on raw material inputs purchased by tracing the recorded costs to supporting third party invoices.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the observation of onsite inventory and the evaluation of the Company’s costing assumptions and estimates.

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 5 of the financial statements, during the year ended December 31, 2020 and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities and accordingly were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized either a binomial option pricing model or Monte Carlo simulation model to determine the fair value of the derivative liabilities, depending on the nature of the instrument, and such models used certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features and warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We inspected and reviewed debt agreements, warrant agreements, conversion notices, and settlement agreements to evaluate the Company’s determination of whether derivative accounting was required, including assessing and evaluating management’s application of relevant accounting standards to such transactions.
●	We tested the reasonableness of the assumptions used by the Company in the binomial option model and Monte Carlo simulation model, including exercise price, expected term, expected volatility, and risk-free interest rate.
●	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the binomial option model and Monte Carlo simulation model.
●	For certain valuations, we developed an independent expectation for comparison to the Company’s estimate, which included developing our own Monte Carlo simulation model and assumptions.
●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures in Note 5, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectation.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Draper, UT

April 15, 2021

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$34,358	$47,996
Accounts receivable	11,870	20,538
Inventories	736,749	855,069
Marketable securities	118,166	-
Prepaid expenses and other current assets	22,281	11,864
Total Current Assets	923,424	935,467

Property, plant and equipment, net	413,811	443,348
Other assets	163,095	36,802
Total Assets	$1,500,330	$1,415,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,454,485	$2,192,346
Accrued interest - related parties	8,537,442	7,608,238
Secured borrowings, net	149,590	211,066
Notes payable - related parties	7,105,019	6,921,216
Convertible notes payable	2,176,677	355,980
Derivative liabilities	7,564,307	14,221,935
Total Current Liabilities	28,987,520	31,560,781

Long-term note payable	160,000	60,000
Convertible notes payable, net of current portion	1,217,715	1,566,627
Mine reclamation obligation	602,337	513,051
Total Liabilities	30,967,572	33,650,459

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 78,668,420 and 60,035,102 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	787	600
Additional paid-in capital	5,882,614	5,309,544
Accumulated deficit	(34,668,784)	(37,011,083)
Accumulated other comprehensive loss	(673,185)	(525,951)
Total Controlling Interest	(29,458,567)	(32,226,889)
Non-Controlling Interest	(8,675)	(7,953)
Total Stockholders’ Deficit	(29,467,242)	(32,234,842)
Total Liabilities and Stockholders’ Deficit	$1,500,330	$1,415,617

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended
	December 31, 2020	December 31, 2019
Precious Metals Revenue	$4,143,908	$4,955,027
Cost of goods sold	2,826,448	3,656,127
Gross profit	1,317,460	1,298,900

Operating Expenses
General and administrative	1,272,523	2,066,886
Depreciation and amortization	8,036	35,718
Total Operating Expenses	1,280,559	2,102,604
Income (Loss) from Operations	36,901	(803,704)

Other Income/(Expenses)
Other income (expense)	21,113	67,988
Gain on sale of mine property	471,083	-
Change in derivative liability	6,657,628	11,654,174
Change in marketable securities	479,051	-
Loss on extinguishment of debt	(531,194)	(410,120)
Interest expense	(4,793,005)	(25,509,172)
Total Other Income/(Expenses)	2,304,676	(14,197,130)

Net Income (Loss) from Operations before Income Taxes	2,341,577	(15,000,834)
Provision for Income Taxes	-	-
NET INCOME (LOSS)	2,341,577	(15,000,834)
NET INCOME (LOSS) - Non-Controlling Interest	722	(964)
NET INCOME (LOSS) - Controlling Interest	$2,342,299	$(15,001,798)

Net income (loss) per share - Basic	$0.03	$(0.26)
Net income (loss) per share - Diluted	$(0.00)	$(0.26)
Weighted average number of shares outstanding during the period - Basic	68,440,532	57,056,526
Weighted average number of shares outstanding during the period - Diluted	538,868,082	57,056,526

NET INCOME (LOSS)	$2,341,577	$(15,000,834)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(147,234)	31,183
Total Comprehensive Income (Loss)	2,194,343	(14,969,651)
Total Comprehensive Income (Loss) - Non-Controlling Interest	(151)	(388)
Total Comprehensive Income (Loss) - Controlling Interest	$2,194,192	$(14,970,039)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2018	51	$1	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)
Shares issued for services	-	-	2,050,000	20	245,830	-	-	-	245,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with note payable	-	-	3,416,597	34	512,103	-	-	-	512,137
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	31,183	-	31,183
Net loss for the year	-	-	-	-	-	(15,001,798)	-	964	(15,000,834)
Balance, December 31, 2019	51	1	60,035,102	600	5,309,544	(37,011,083)	(525,951)	(7,953)	(32,234,842)
Shares issued for services	-	-	800,000	8	34,952	-	-	-	34,960
Shares issued with note payable	-	-	17,833,942	179	538,118	-	-	-	538,297
Share cancellation	-	-	(624)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(147,234)	-	(147,234)
Net loss for the year	-	-	-	-	-	2,342,299	-	(722)	2,341,577
Balance, December 31, 2020	51	$1	78,668,420	$787	$5,882,614	$(34,668,784)	$(673,185)	$(8,675)	$(29,467,242)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2020		December 31, 2019
Cash Flows from Operating Activities:
Net Income (Loss)		$2,341,577	$(15,000,834)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense		49,794	212,006
Common stock issued for services		34,960	245,850
Loss on extinguishment of debt		531,194	410,120
Change in derivative liability		(6,657,628)	(11,654,174)
Change in marketable securities		(479,051)	-
Gain on sale of mine property		(471,083)	-
Amortization of debt discount		2,014,745	22,801,971
Changes in operating assets and liabilities:
Accounts receivable		9,222	(14,990)
Inventories		118,320	(284,455)
Prepaid expenses and other current assets		(135,255)	14,512
Accounts payable and accrued liabilities		1,530,967	560,349
Accounts payable and accrued liabilities - related parties		929,203	2,240,814
Secured borrowings		163,226	38,986
Net Cash Provided By (Used In) Operating Activities		(19,809)	(429,845)

Cash Flows from Investing Activities:
Proceeds on sale of mine property		249,660	-
Proceeds on sale of marketable securities		592,919	-
Purchase of marketable securities		(10,613)	-
Purchase of property, plant and equipment		(11,818)	(1,723)
Net Cash Provided By (Used In) Investing Activities		820,148	(1,723)

Cash Flows from Financing Activities:
Repayment of notes payable		(50,000)	-
Repayment of notes payable-related parties		(2,256,441)	(2,249,186)
Repayment of convertible notes payable		(535,858)	(3,089,414)
Repayment of secured borrowings		(224,702)	(45,143)
Proceeds from notes payable		150,000	-
Proceeds from notes payable-related parties		2,102,600	1,688,000
Proceeds from convertible notes payable		-	4,075,975
Proceeds from issuance of common stock		-	48,750
Net Cash Provided by (Used in) Financing Activities		(814,401)	428,982
Effects of exchange rate changes on cash		424	(275)
Net Change in Cash		(13,638)	(2,861)
Cash at Beginning of Period		47,996	50,857
Cash at End of Period		$34,358	$47,996

Supplemental disclosure of cash flow information:
Cash paid for interest		$619,003	$1,387,474
Cash paid for taxes		$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$		$12,000
Common stock issued for conversion of debt		$36,300	$-
Common stock issued for note commitment fee		$-	$17,550
Assets held to satisfy secured borrowings		$52,499	$82,478
Recognition of debt discounts on convertible notes payable		$-	$3,915,737
Note payable issued for conversion of accounts payable		$-	$40,000
Warrants issued with convertible note payable		$-	$1,711,394

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2020, the Company has accumulated deficit of $34,668,784, a working capital deficit of $28,064,096 and used $19,809 in cash for operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are issued.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and December 31, 2019, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

Inventories, Stockpiles and Mineralized Material on Leach Pads - Inventories, including stockpiles and mineralized material on leach pads are valued at the lower of weighted average production cost and net realizable value. Net realizable value is calculated as the estimated price at the time of sale based on prevailing and long-term metal prices less estimated future production and selling costs to convert the inventories into saleable form. Write-downs of stockpiles, mineralized material on leach pads and inventories to net realizable value are reported as a component of costs of revenues applicable to mining revenue. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, direct labor, mine site and processing facility overhead costs and depreciation, amortization and depletion.

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

The fair value of financial instruments on December 31, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$118,166	$-	$-	$118,166
Total Assets	$118,166	$-	$-	$118,166

Warrant liabilities	$-	$-	$22,914	$22,914
Debt derivative liabilities	-	-	7,541,393	7,541,393
Total Liabilities	$-	$-	$7,564,307	$7,564,307

The fair value of financial instruments on December 31, 2019 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$254,632	$254,632
Debt derivative liabilities	-	-	13,967,303	13,967,303
Total Liabilities	$-	$-	$14,221,935	$14,221,935

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

Marketable Securities - We measure the fair value of marketable securities in accordance with ASC 820-10 – Fair Value Measurements. Any change in the fair value is recognized in net income in the period being reported.

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

All accounts receivable amounts are due from a single customer. Substantially all mining revenues recorded in the current period also related to the same customer. As gold can be sold through numerous gold market traders worldwide, the Company is not economically dependent on a limited number of customers for the sale of its product. However, the Company has chosen to sell to only two customers at this time.

Stock Issued for Goods and Services - Common and preferred shares issued for goods and services are valued based upon the fair market value of our common stock or the goods and services received.

Stock-Based Compensation - For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the estimated fair value on the grant date of the award.

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 11,101,927 common share equivalents have been excluded from the diluted loss per share calculation for the year ended December 31, 2020 because it would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2020 and 2019.

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

The Company incurred rent expense of $14,508 and $13,637 for the year ended December 31, 2020 and 2019.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Supplies	$69,768	$62,912
Mineralized Material on Leach Pads	112,207	201,407
ADR Plant	153,307	92,404
Finished Ore	401,467	498,346
Total Inventories	$736,749	$855,069

There were no stockpiles at December 31, 2020 and 2019.

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

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of December 31, 2020:

Marketable Securities
Balance, December 31, 2019	$-
Transfers in upon initial fair value of marketable securities	227,165
Change in fair value of marketable securities	479,051
Sale of marketable securities	(588,050)
Balance, December 31, 2020	$118,166

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

The derivative liability as of December 31, 2020, in the amount of $7,564,307 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2020 and 2019:

Derivative Liabilities
Balance, December 31, 2018	$2,547,806
Transfers in upon initial fair value of derivative liabilities	23,328,303
Change in fair value of derivative liabilities and warrant liability	(11,654,174)
Balance, December 31, 2019	$14,221,935
Change in fair value of derivative liabilities and warrant liability	(6,657,628)
Balance, December 31, 2020	$7,564,307

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

At December 31, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $7,541,393. The Company recorded a gain from change in fair value of debt derivatives of $6,425,910 for the year ended December 31, 2020. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 153.24%, (3) weighted average risk-free interest rate of 0.10% (4) expected life of 1.03 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 160.3%, (2) weighted average risk-free interest rate of 0.11% and (3) expected life of 1.38 years.

At December 31, 2019, the Company marked to market the fair value of the debt derivatives and determined a fair value of $13,967,303. The Company recorded a gain from change in fair value of debt derivatives of $10,160,832 for the year ended December 31, 2019. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 225.30% to 256.89%, (3) weighted average risk-free interest rate of 1.58% to 1.59% (4) expected life of 1.39 to 2.03 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 260.9%, (2) weighted average risk-free interest rate of 1.59% and (3) expected life of 2.39 years.

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

At December 31, 2020, the Company had a warrant liability of $22,914. The Company recorded a gain from change in fair value of warrant liability of $231,718 for the year ended December 31, 2020. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 176.22% to 218.59%, (3) weighted average risk-free interest rate of 0.13% to 0.17% (4) expected life of 1.61 to 2.82 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 160.3%, (2) weighted average risk-free interest rate of 0.11% and (3) expected life of 1.38 years.

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

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Land	$273,248	$267,471
Buildings	2,388,274	2,337,775
Machinery and Equipment	971,374	946,777
Office Equipment and Furniture	48,827	42,191
Vehicles	85,921	84,105
Construction in Process	9,015	7,487
	3,776,659	3,685,806
Less Accumulated Depreciation	(3,362,848)	(3,242,458)
Total Property, Plant and Equipment	$413,811	$443,348

During the years ended December 31, 2020 and 2019, the Company recognized depreciation expense of $49,794 and $212,006, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	December 31, 2020	December 31, 2019
Cost of Goods Sold	$41,758	$176,288
General and Administrative	8,036	35,718
Total	$49,794	$212,006

On February 21, 2020, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $250,000 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-traded Australian company. The value of this property had previously been reduced to zero in previous years, so the Company recorded a gain on sale on mining property of $471,083.

7. Mine Reclamation Liability

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and re-vegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $602,337 and $513,051 as of December 31, 2020 and 2019, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increase in the reclamation liability in 2020 and 2019 was related to the expansion of the heap leach facility and related infrastructure and accretion.

Changes to the asset retirement obligation were as follows:

	December 31, 2020	December 31, 2019
Balance, Beginning of Year	$513,051	$341,845
Liabilities incurred	89,286	171,206
Balance, End of Year	$602,337	$513,051

8. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Accounts Payable	$719,070	$750,529
Accrued Liabilities	1,619,763	530,779
Accrued Salaries and Benefits	618,257	507,043
Customer Advances Payable	497,395	403,995
Total Accrued Liabilities	$3,454,485	$2,192,346

9. Secured Borrowings

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

On June 25, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $172,663. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $17,266, for a total expected remittance of $189,929. The maturity date of the notes is December 26, 2020. On December 26, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $118,757. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $11,876, for a total expected remittance of $130,633. Also on that day, one of the lenders chose to liquidate a portion of his balance amounting to $83,006. This amount was not paid to the lender until January 2021. The maturity date of the notes is June 26, 2021. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash. As of December 31, 2020, the Company held 29.315 ounces of gold, valued at a cost of $52,499, to satisfy the liabilities upon maturity leaving a net obligation of $149,590, which is recorded on the Company’s balance sheet as secured borrowings.

Secured Borrowings	December 31, 2020	December 31, 2019
Secured obligations	$201,763	$247,571
Guaranteed interest	11,876	24,757
Deferred interest	(11,550)	(12,005)
	202,089	260,323
Gold held as security	(52,499)	(49,257)
Secured Borrowings, net	$149,590	$211,066

10. Notes Payable

Notes payable were comprised of the following as of December 31, 2020 and December 31, 2019:

Notes Payable	December 31, 2020	December 31, 2019
Phil Zobrist	$60,000	$60,000
Small Business Administration	100,000	-
Total Notes Payable	160,000	60,000
Less Short-Term Notes Payable	-	-
Total Long-Term Notes Payable	$160,000	$60,000

Bushnet PC – On October 18, 2020, the Company issued an unsecured Short-Term Promissory Note to Bushnet PC in the principal amount of $50,000 (the “Note”) due on April 18, 2021 and bears a 5.00% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on December 16, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of December 31, 2020, the gross balance of the note was $60,000 and accrued interest was $86,134.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. The payment amount has not yet been determined. This note may be forgiven as part of the CARES Act of 2020 due to the Covid-19 Pandemic. Forgiveness has been requested but the Company has not heard of the lender’s decision as of yet. As of December 31, 2020, the gross balance of the note was $100,000 and accrued interest was $707.

11. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of December 31, 2020 and December 31, 2019:

Notes Payable - Related Parties	Relationship	December 31, 2020	December 31, 2019
Clavo Rico, Inc.	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	50,000	57,000
Francis E. Rich IRA	Immediate Family Member	50,000	100,000
Legends Capital	Affiliate - Controlled by Director	715,000	755,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,476,039	1,305,236
Pine Valley Investments	Affiliate - Controlled by Director	150,000	-
WOC Energy LLC	Affiliate - Controlled by Director	-	40,000
Total Notes Payable - Related Parties		$7,105,019	$6,921,216

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. As of December 31, 2020, the gross balance of the notes were $3,377,980 and accrued interest was $5,127,509.

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of December 31, 2020, the gross balance of the note was $185,000 and accrued interest was $326,249.

D. D’Ambrosio – On December 30, 2019, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $57,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $59,850 towards the principal balance and accrued interest of $2,850 on January 13, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 2, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $70,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on January 13, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 16, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $165,000 (the “Note”) due on January 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $173,250 towards the principal balance and accrued interest of $8,250 on January 29, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 10, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $187,000 (the “Note”) due on February 29, 2020 and bears a 5.00% interest rate. The Company made a payment of $196,350 towards the principal balance and accrued interest of $9,350 on February 24, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 28, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $125,000 (the “Note”) due on March 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $131,250 towards the principal balance and accrued interest of $6,250 on March 18, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On March 24, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $58,500 (the “Note”) due on April 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $61,425 towards the principal balance and accrued interest of $2,925 on March 26, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On April 1, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $161,000 (the “Note”) due on April 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $169,050 towards the principal balance and accrued interest of $8,050 on May 21, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 27, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $153,000 (the “Note”) due on July 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $160,650 towards the principal balance and accrued interest of $7,650 on July 14, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On June 15, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $40,000 (the “Note”) due on July 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on June 18, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 16, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $27,000 (the “Note”) due on August 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $28,350 towards the principal balance and accrued interest of $1,350 on July 22, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 17, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $50,000 (the “Note”) due on January 15, 2021 and bears a 5.00% interest rate. As of December 31, 2020, the outstanding balance of the Note was $50,000 and accrued interest was $2,500.

D. D’Ambrosio – On August 3, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $90,000 (the “Note”) due on September 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $94,500 towards the principal balance and accrued interest of $4,500 on August 12, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On August 18, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $80,000 (the “Note”) due on September 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $84,000 towards the principal balance and accrued interest of $4,000 on August 26, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On August 31, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $116,100 (the “Note”) due on September 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $121,905 towards the principal balance and accrued interest of $5,805 on September 10, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On September 15, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $100,000 (the “Note”) due on October 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $105,000 towards the principal balance and accrued interest of $5,000 on October 21, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On October 1, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $17,000 (the “Note”) due on October 30, 2020 and bears a 5.00% interest rate. The Company made a payment of $17,850 towards the principal balance and accrued interest of $850 on October 21, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On November 12, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $73,000 (the “Note”) due on December 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $76,650 towards the principal balance and accrued interest of $3,650 on November 19, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On November 23, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $123,150 (the “Note”) due on December 15, 2020 and bears a 5.00% interest rate. The Company made a payment of $130,200 towards the principal balance and accrued interest of $7,050 on December 12, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On December 22, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $66,000 (the “Note”) due on January 15, 2021 and bears a 5.00% interest rate. The Company made a payment of $69,300 towards the principal balance and accrued interest of $3,300 on December 30, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2018 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $4,200.

Francis E. Rich IRA – On February 14, 2013, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 100,000 (the “Note”) due on February 14, 2020 and bears a 15.0% interest rate. The Company made a payment of $115,000 towards the principal balance and accrued interest of $15,000 on February 24, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

Francis E. Rich IRA – On October 23, 2020, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 50,000 (the “Note”) due on April 23, 2021 and bears a 5.0% interest rate. As of December 31, 2020, the outstanding balance of the Note was $50,000 and accrued interest was $336.

GAIA Ltd. – Between December 2011 and October 2012, the Company issued seven unsecured Promissory Notes to GAIA Ltd. for a total principal amount of $1,150,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,150,000. On October 2, 2015, the Company entered into a new convertible note with GAIA Ltd. that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $724,463 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,524,747 for the remaining derivative liability and of $226,974 for the remaining debt discount. On April 5, 2019, the entire outstanding balance of $1,150,000 and accrued interest was assigned to Clavo Rico, Incorporated. As of December 31, 2020, the gross balance of the note was $0 and accrued interest was $0.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. During 2019 and 2020, the Company made payments of $40,000 towards the outstanding principal balance. As of December 31, 2020, the gross balance of the note was $715,000 and accrued interest was $1,221,012.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of December 31, 2020, the gross balance of the note was $1,101,000 and accrued interest was $1,855,636.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of December 31, 2020, the gross balance of the note was $1,476,039 and accrued interest was $0.

Pine Valley Investments, LLC – On May 5, 2020, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $100,000 (the “Note”) due on July 5, 2020 and bears a 5.0% interest rate. The Company made a payment of $110,000 towards the principal balance and accrued interest of $10,000 on June 18, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

Pine Valley Investments, LLC – On November 30, 2020, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $200,000 (the “Note”) due on December 31, 2020 and bears a 5.0% interest rate. The Company made a payment of $60,000 towards the principal balance and accrued interest of $10,000 on December 31, 2020. As of December 31, 2020, the outstanding balance of the Note was $150,000 and accrued interest was $0.

Silverbrook Corporation – Between March 2011 and February 2015, the Company issued 23 unsecured Promissory Notes to Silverbrook Corporation for a total principal amount of $2,227,980 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $2,227,980. On October 2, 2015, the Company entered into a new convertible note with Silverbrook Corporation that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $1,209,606 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2019. The Company recognized a gain on the extinguishment of debt of $4,656,189 for the remaining derivative liability and of $439,733 for the remaining debt discount. On April 5, 2019, the entire outstanding balance of $2,227,980 and accrued interest was assigned to Clavo Rico, Incorporated. As of December 31, 2020, the gross balance of the note was $0 and accrued interest was $0.

WOC Energy, LLC – On November 6, 2017, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on September 30, 2019 and bears a 4.0% interest rate. On January 1, 2020, this note was replaced with a new note. The new note is due on June 30, 2020 and bears a 5.0% interest rate. The Company made a payment of $2,000 towards the interest on January 2, 2020. The Company made a payment of $2,000 towards the interest on February 10, 2020. The Company made a payment of $2,000 towards the interest on March 13, 2020. The Company made a payment of $20,000 towards the principal on March 24, 2020. The Company made a payment of $10,000 towards the principal on May 12, 2020. The Company made a payment of $10,500 towards the principal balance and accrued interest of $500 on July 9, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

WOC Energy, LLC – On February 10, 2020, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $50,000 (the “Note”) due on December 15, 2020 and bears a 5.0% interest rate. The Company made a payment of $59,500 towards the principal balance and accrued interest of $9,000 on July 17, 2020. As of December 31, 2020, the outstanding balance of the Note was $0 and accrued interest was $0.

12. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2020 and December 31, 2019:

Convertible Notes Payable	December 31, 2020	December 31, 2019
Antczak Polich Law LLC	$320,123	$355,980
Investor	3,448,700	3,985,000
Scotia International	400,000	400,000
Total Convertible Notes Payable	4,168,823	4,740,980
Less Unamortized Discount	(774,430)	(2,818,373)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,394,393	1,922,607
Less Short-Term Convertible Notes Payable	(2,176,677)	(355,980)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$1,217,715	$1,566,627

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of December 31, 2020, the gross balance of the note was $300,000 and accrued interest was $60,099.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the years ended December 31, 2020 and 2019, the Company made several payments amounting to $109,878. As of December 31, 2020, the gross balance of the note was $20,123 and accrued interest was $13,779.

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29,2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: an additional $200,000 for 2020 that has not been made, $2,400,000 in 2021 and the remaining balance due in 2022. For the year ended December 31, 2020, the Company amortized $1,984,504 of debt discount to current period operations as interest expense. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. As of December 31, 2020, the gross balance of the note was $3,448,700 and accrued interest was $1,264,969. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company has agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. The Company has made payments according to the agreement, but is not current with all payments due thereunder.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the year ended December 31, 2020, the Company amortized $30,241 of debt discount to current period operations as interest expense. As of December 31, 2020, the gross balance of the note was $400,000 and accrued interest was $47,408.

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

On May 22, 2020, the Company issued to an Investor 962,275 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on a previous conversion notice, so no additional note value was converted. The shares were valued at $0.034 per share for a total value of $32,717. The Company recognized a loss of extinguishment of debt of $37,815 on this conversion.

On May 26, 2020, a shareholder returned 624 shares of common stock to the Company and were immediately cancelled. There was no compensation paid by the Company.

On August 7, 2020, the Company issued to an Investor 1,007,588 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on a previous conversion notice, so no additional note value was converted. The shares were valued at $0.0153 per share for a total value of $23,678. The Company recognized a loss of extinguishment of debt of $27,681 on this conversion.

On September 9, 2020, the Company issued to an Investor 1,311,017 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on a previous conversion notice, so no additional note value was converted. The shares were valued at $0.0118 per share for a total value of $26,745. The Company recognized a loss of extinguishment of debt of $30,275 on this conversion.

On October 5, 2020, the Company issued to an Investor 1,258,480 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on a previous conversion notice, so no additional note value was converted. The shares were valued at $0.0100 per share for a total value of $27,687. The Company recognized a loss of extinguishment of debt of $30,270 on this conversion.

On October 29, 2020, the Company issued to an Investor 1,372,750 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on a previous conversion notice, so no additional note value was converted. The shares were valued at $0.0082 per share for a total value of $26,082. The Company recognized a loss of extinguishment of debt of $28,130 on this conversion.

On November 25, 2020, the Company issued to an Investor 1,418,416 shares of its common stock under a conversion notice. The conversion was for $8,500 in principal. The shares were valued at $0.0080 per share for a total value of $28,226. The Company recognized a loss of extinguishment of debt of $21,608 on this conversion.

On December 1, 2020, the Company issued to an Investor 524,250 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on the original conversion notice of November 25, 2020, so no additional note value was converted. The shares were valued at $0.0194 per share for a total value of $10,170. The Company recognized a loss of extinguishment of debt of $10,170 on this conversion.

On December 22, 2020, the Company issued to an Investor 1,489,671 shares of its common stock under a conversion notice. The conversion was for $5,800 in principal. The shares were valued at $0.005453 per share for a total value of $27,857. The Company recognized a loss of extinguishment of debt of $23,140 on this conversion.

On December 29, 2020, the Company issued to an Investor 1,837,301 shares of its common stock under a conversion notice. The conversion was for $7,000 in principal. The shares were valued at $0.005336 per share for a total value of $39,686. The Company recognized a loss of extinguishment of debt of $33,930 on this conversion.

Warrants

On May 20, 2019, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”) through which the Investor purchased (i) a Senior Secured Redeemable Convertible Note (“Note”) with a face value of $4,250,000 that is convertible into shares of common stock of the Company and (ii) a warrant (“Warrant”) to purchase 9,250,000 shares of common stock of the Company. The warrant has a life of three years. The warrant is exercisable at the following prices – 3,750,000 shares of common stock at $0.40 per share, 3,000,000 shares of common stock at $0.50 per share and 2,500,000 shares of common stock at $0.60 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $1,711,394, which has been recorded warrant derivative liabilities. The Company re-valued the warrants at December 31, 2020 for $20,103 and recorded a gain on the change in derivative liabilities of $222,800.

The following tables summarize the warrant activity during the years ended December 31, 2020 and 2019:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2018	1,043,637	$1.12
Granted	9,250,000	0.49
Exercised	-	-
Forfeited	(680,000)	-
Balance at December 31, 2019	9,613,637	0.53
Granted	-	-
Exercised	-	-
Forfeited	(63,637)	5.23
Balance at December 31, 2020	9,550,000	$0.49

2020 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2020	Weighted Average Exercise Price
$0.40 - 0.75	9,550,000	1.41 years	$0.49	9,550,000	$0.49

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

	For the Year Ended
Numerator	12/31/2020	12/31/2019
Net Income (Loss) - Controlling Interest	$2,342,299	$(15,001,798)
Amortization of Debt Discounts	1,980,295	-
Interest Expense	1,015,328	-
Loss on conversion	531,194	-
Change in Derivative Liabilities	(6,396,866)	-
Adjusted Net Loss - Controlling Interest	$(2,870,049)	$(15,001,798)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	68,440,532	57,056,526
Dilutive Shares	470,427,550	-
Diluted Weighted Average Number of Shares Outstanding during Period	538,868,082	57,056,526

Diluted Net Loss per Share	$(0.00)	$(0.26)

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

The provision for income tax expense (recovery) is comprised the following amounts:

Tax Reconciliations	12/31/2020	12/31/2019
Tax at Statutory Rate	$(608,810)	$3,900,467
Meals and Entertainment	(668)	(800)
Depreciation	36,227	36,227
Change in Derivative Liability	1,730,983	3,030,085
Amortization of Debt Discount	(523,834)	(5,928,512)
Accrued Interest	(522,058)	(321,440)
Change in Valuation of Allowance	(111,840)	(716,027)
Tax Provision	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred Tax Assets	12/31/2020	12/31/2019
(21% Federal, 5% Average Corporate Rate)
Net Operating Loss Carry-forwards	$8,103,894	$7,992,723
Depreciation	181,135	217,362
Accrued Interest	522,058	321,440
Valuation Allowance	(8,807,087)	(8,531,525)
Deferred Tax Assets	$-	$-

As of December 31, 2020 and December 31, 2019, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $31,168,823 and $30,741,241, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carry-forward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2040.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2040.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2012 through December 31, 2020 generally remain open to examination by the Internal Revenue Service until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired.

16. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2020, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Employment Agreements – Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually. Additionally, the employment agreement provides for benefits and an optional annual bonus to be determined by the Board of Directors.

Notes Payable – The Company took several short-term notes payable from related parties during 2020. The Company received $2,102,600 in cash from related parties and paid out $2,256,441 in cash to related parties on notes payable (see Note 10).

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

On March 4, 2020, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., was served with notice of a civil litigation brought in Honduras by Empresa Agregados y Concretos S.A. (“Agrecon”) for an amount of approximately $930,000. The complaint alleges a dispute regarding the amounts owed by the Company to Agrecon under a certain Material Crushing Agreement. The Company has responded disputing the amount owed and placed $125,000 in a dedicated account while the case is being litigated and until the court makes its determination on any amounts owed.

The Servicio de Administración de Rentas (“SAR,” the tax authority in Honduras) is completing an audit of the Company’s tax returns for 2017 and 2018 that may result in additional income tax liability. The Company is cooperating with SAR, and will evaluate actions based on the results.

In the opinion of management, as of December 31, 2020, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

18. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the year ended December 31, 2020, most of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of December 31, 2020. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

19. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as noted below.

On January 5, 2021, the Company issued to an Investor 2,493,479 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On January 15, 2021, the Company issued to an Investor 2,598,468 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On January 26, 2021, the Company issued to an Investor 2,624,715 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 5, 2021, the Company issued to an Investor 2,598,468 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 9, 2021, the Company issued to an Investor 2,755,951 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 18, 2021, the Company issued to an Investor 2,677,209 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 23, 2021, the Company issued to an Investor 2,703,456 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 2, 2021, the Company issued to an Investor 2,677,209 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 10, 2021, the Company issued to an Investor 2,834,692 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 11, 2021, the Company issued to an Investor 2,913,434 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 16, 2021, the Company issued to an Investor 3,018,422 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 25, 2021, the Company issued to an Investor 3,149,658 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 6, 2021, the Company issued to an Investor 3,307,141 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

