Form 10-Q/A
period 2020-06-30
INCEPTION MINING INC.
filed 2021-04-30
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the six-month period ended June 30, 2020, which was filed with the Securities and Exchange Commission on August 14, 2020 (the “Original Filing”).

This Form 10-Q/A is being filed to:

(a)	Restate the consolidated financial statements for the three and six-month periods ended June 30, 2020 to reflect revised principal payments made, accrued interest calculations and valuations of derivative liabilities on a convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued June 30, 2020 consolidated financial statement affect the principal balance outstanding of a long-term convertible note, derivative liabilities account, the change in derivative liabilities account, the change in the loss on extinguishment of debt and the interest expense account. For more details on this adjustment, please refer to the restatement footnote (Note 19) in the consolidated financial statements.

The adjustments mentioned above reflect restatements due to a change in the principal balance outstanding, accrued interest and revised valuations of derivative liabilities on a long-term convertible note payable, together with the change in the derivative liability and the change in the loss on extinguishment of debt. The adjustments to the derivative liabilities were caused by changes in principal balance outstanding, accrued interest, estimated life and the volatility used to determine the valuation of the derivative liabilities.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing, with the exception of a few typographical errors in the original file. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on August 14, 2020.

INCEPTION MINING INC.

FORM 10-Q/A

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$146,643	$47,996
Accounts receivable	13,710	20,538
Inventories	669,039	855,069
Marketable securities	601,249	-
Prepaid expenses and other current assets	16,862	11,864
Total Current Assets	1,447,503	935,467

Property, plant and equipment, net	537,522	443,348
Other assets	36,819	36,802
Total Assets	$2,021,844	$1,415,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,906,953	$2,192,346
Accrued interest - related parties	8,078,167	7,608,238
Secured borrowings, net	397,834	211,066
Notes payable	60,000	60,000
Notes payable - related parties	7,010,173	6,921,216
Convertible notes payable, net	1,243,383	355,980
Derivative liabilities	16,920,183	14,221,935
Total Current Liabilities	36,616,693	31,570,781

Notes payable, net of current portion	100,000	-
Convertible notes payable, net of current portion	1,603,271	1,566,627
Mine reclamation obligation	549,544	513,051
Total Liabilities	38,869,508	33,650,459

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 68,448,947 and 60,035,102 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	684	600
Additional paid-in capital	5,672,585	5,309,544
Accumulated deficit	(41.893.513)	(37,011,083)
Accumulated other comprehensive income	(618,257)	(525,951)
Total Controlling Interest	(36,838,500)	(32,226,889)
Non-Controlling Interest	(9,164)	(7,953)
Total Stockholders’ Deficit	(36,847,664)	(32,234,842)
Total Liabilities and Stockholders’ Deficit	$2,021,844	$1,415,617

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Restated)		(Restated)
Precious Metals Income	$803,607	$1,101,765	$1,932,313	$2,023,207

Operating Expenses
Cost of sales	611,984	656,103	1,556,075	1,884,614
General and administrative	311,654	561,140	643,883	1,181,461
Depreciation and amortization	1,209	9,071	4,427	18,159
Total Operating Expenses	924,847	1,226,314	2,204,385	3,084,234
Loss from Operations	(121,240)	(124,549)	(272,072)	(1,061,027)

Other Income/(Expenses)
Other income	17,213	1,450	18,491	1,434
Gain on sale of mine property	-	-	471,084	-
Change in derivative liability	(4,754,910)	6,941,101	(2,698,248)	5,446,112
Change in marketable securities	435,984	-	378,942	-
Loss on extinguishment of debt	(136,015)	(101,970)	(354,562)	(106,970)
Interest expense	(1,453,944)	(21,904,897)	(2,427,276)	(23,255,235)
Total Other Income/(Expenses)	(5,891,672)	(15,064,316)	(4,611,569)	(17,914,659)

Loss before Income Taxes	(6,012,912)	(15,188,865)	(4,883,641)	(18,975,686)
Provision for Income Taxes	-	-	-	-
NET LOSS	(6,012,912)	(15,188,865)	(4,883,641)	(18,975,686)
NET LOSS - Non-Controlling Interest	(25)	(77)	1,211	87
NET INCOME - Controlling Interest	$(6,012,937)	$(15,188,942)	$(4,882,430)	$(18,975,599)

Net loss per share - Basic	$(0.09)	$(0.27)	$(0.07)	$(0.34)
Net loss per share - Diluted	$(0.09)	$(0.27)	$(0.07)	$(0.34)
Weighted average number of shares outstanding during the period - Basic	67,672,109	55,626,527	65,272,158	55,023,118
Weighted average number of shares outstanding during the period - Diluted	67,672,109	55,626,527	65,272,158	55,023,118

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(7,675)	196	(92,306)	37,543
Total Comprehensive Loss	(6,020,587)	(15,188,669)	(4,975,947)	(18,938,143)
Total Comprehensive Loss (Income) - Non-Controlling Interest	(139)	38	(77)	(17)
Total Comprehensive Loss - Controlling Interest	$(6,020,726)	$(15,188,631)	$(4,976,024)	$(18,938,160)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Accumulated other	Non-	Total
	($0.00001Par)		($0.00001Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2019	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)
Shares issued for services	-	-	600,000	6	28,994	-	-	-	29,000
Shares issued for conversion of note payable	-	-	5,340,000	54	218,493	-	-	-	218,547
Foreign currency translation adjustment	-	-	-	-	-	-	(84,631)	-	(84,631)
Net income (loss) for the period	-	-	-	-	-	1,130,507	-	(1,236)	1,129,271
Balance, March 31, 2020	51	1	65,975,102	660	5,557,031	(35,880,576)	(610,582)	(9,189)	(30,942,655)
Shares issued for services	-	-	200,000	2	5,958	-	-	-	5,960
Shares issued for conversion of note payable	-	-	2,274,469	22	109,596	-	-	-	109,618
Share cancellation	-	-	(624)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7,675)	-	(7,675)
Net income for the period	-	-	-	-	-	(6,012,937)	-	25	(6,012,912)
Balance, June 30, 2020 (Restated)	51	$1	68,448,947	$684	$5,672,585	$(41,893,513)	$(618,257)	$(9,164)	$(36,847,664)

Balance, December 31, 2018	-	$-	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)
Shares issued for services	-	-	650,000	6	122,844	-	-	-	122,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with note payable	-	-	130,000	1	81,640	-	-	-	81,641
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	37,347	-	37,347
Net loss for the period	-	-	-	-	-	(3,786,657)	-	(164)	(3,786,821)
Balance, March 31, 2019	-	-	55,348,505	553	4,756,095	(25,795,942)	(519,787)	(9,081)	(21,568,161)
Shares issued for services	-	-	500,000	5	123,965	-	-	-	123,970
Foreign currency translation adjustment	-	-	-	-	-	-	196	-	196
Net income (loss) for the period	-	-	-	-	-	(15,188,942)	-	77	(15,188,865)
Balance, June 30, 2019	-	$-	55,848,505	$558	$4,880,060	$(40,984,884)	$(519,591)	$(9,004)	$(36,632,860)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(4,883,641)	$(18,975,686)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	27,437	109,702
Common stock issued for services	34,960	144,860
Loss on extinguishment of debt	354,562	106,970
Change in derivative liability	2,698,248	(5,446,112)
Change in marketable securities	(378,942)	-
Gain on sale of mine property	(471,084)	-
Amortization of debt discount	1,006,651	21,455,111
Changes in operating assets and liabilities:
Trade receivables	7,036	(11,517)
Inventories	186,030	(106,047)
Prepaid expenses and other current assets	(7,128)	7,459
Accounts payable and accrued liabilities	713,145	675,009
Accounts payable and accrued liabilities - related parties	566,779	505,569
Secured borrowings	186,768	20,024
Net Cash Provided By (Used In) Operating Activities	40,822	(1,514,658)

Cash Flows From Investing Activities:
Proceeds on sale of mine property	249,660	-
Purchase of marketable securities	(883)	-
Purchase of property, plant and equipment	(122,901)	-
Net Cash Provided By Investing Activities	125,876	-

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(1,182,949)	(1,136,759)
Repayment of convertible notes payable	(69,429)	(2,480,394)
Proceeds from notes payable	100,000	-
Proceeds from notes payable-related parties	1,084,500	969,000
Proceeds from convertible notes payable	-	4,075,975
Proceeds from issuance of common stock	-	48,750
Net Cash Provided by (Used in) Financing Activities	(67,878)	1,476,572
Effects of exchange rate changes on cash	(173)	(39)
Net Change in Cash	98,647	(38,125)
Cash at Beginning of Period	47,996	50,857
Cash at End of Period	$146,643	$12,732

Supplemental disclosure of cash flow information:
Cash paid for interest	$204,896	$947,514
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$-	$12,000
Common stock issued for conversion of debt	$12,179	$-
Common stock issued for note commitment fee	$-	$17,550
Assets held to satisfy secured borrowings	$-	$47,128
Recognition of debt discounts on convertible notes payable	$-	$3,915,737
Note payable issued for conversion of accounts payable	$-	$40,000
Warrants issued with convertible note payable	$-	$1,711,394

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net loss of $4,883,641 during the six-month period ended June 30, 2020 and had a working capital deficit of $35,169,190 as of June 30, 2020. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2020, the results of its consolidated statements of operations and comprehensive loss for the six-month period ended June 30, 2020, and its consolidated cash flows for the six month period ended June 30, 2020. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

The fair value of financial instruments on June 30, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$601,249	$-	$-	$601,249
Total Assets	$601,249	$-	$-	$601,249

Warrant liabilities	$-	$-	$171,556	$171,556
Debt derivative liabilities	-	-	16,748,627	16,748,627
Total Liabilities	$-	$-	$16,920,183	$16,920,183

The fair value of financial instruments on December 31, 2019 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$254,632	$254,632
Debt derivative liabilities	-	-	13,967,303	13,967,303
Total Liabilities	$-	$-	$14,221,935	$14,221,935

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 489,577,805 and 9,739,929 common share equivalents have been excluded from the diluted loss per share calculation for the three and six-month periods ended June 30, 2020 and 2019, respectively, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and six-month periods ended June 30, 2020:

	Three Months Ended		Six Months Ended
Numerator	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net Income (Loss) - Controlling Interest	$(6,012,937)	$(15,188,942)	$(4,882,430)	$(18,975,599)
Amortization of Debt Discounts	-	-	-	-
Interest Expense	-	-	-	-
Change in Derivative Liabilities	-	-	-	-
Adjusted Net Loss - Controlling Interest	$(6,012,937)	$(15,188,942)	$(4,882,430)	$(18,975,599)

Denominator	Shares	Shares	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	67,672,109	55,626,527	65,272,158	55,023,118
Dilutive Shares	-	-	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	67,672,109	55,626,527	65,272,158	55,023,118

Diluted Net Loss per Share	$(0.09)	$(0.27)	$(0.07)	$(0.34)

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2020:

Derivative Liabilities
Balance, December 31, 2019	$14,221,935
Change in fair value of derivative liabilities and warrant liability	2,698,248
Balance, June 30, 2020	$16,920,183

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

At June 30, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $16,748,627. The Company recorded a loss from change in fair value of debt derivatives of $2,781,324 for the period ended June 30, 2020. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 202.80%, (3) weighted average risk-free interest rate of 0.16% (4) expected life of 1.53 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 236.1%, (2) weighted average risk-free interest rate of 0.16% and (3) expected life of 1.89 years.

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

Changes to the asset retirement obligation were as follows:

	June 30, 2020	December 31, 2019
Balance, Beginning of Year	$513,051	$341,845
Liabilities incurred	38,151	171,206
Change due to foreign currency translation	(1,658)	-
Balance, End of Year	$549,544	$513,051

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Accounts Payable	$922,749	$750,529
Accrued Liabilities	1,273,461	530,779
Accrued Salaries and Benefits	585,795	507,043
Advances Payable	124,948	403,995
Total Accounts Payable and Accrued Liabilities	$2,906,953	$2,192,346

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

13. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2020 and December 31, 2019:

Convertible Notes Payable	June 30, 2020	December 31, 2019
Antczak Polich Law LLC	$346,980	$355,980
Investor	3,898,572	3,985,000
Scotia International	400,000	400,000
Total Convertible Notes Payable	4,645,552	4,740,980
Less Unamortized Discount	(1,798,898)	(2,818,373)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	2,846,654	1,922,607
Less Short-Term Convertible Notes Payable	(1,243,383)	(355,980)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$1,603,271	$1,566,627

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

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2021 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock, provided there has not been an event of default. If an event of default occurs, the floor price no longer applies. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. These warrants were valued at $1,711,394 and recorded by the Company as debt discount interest expense. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into an estimated 2,986,597 shares of common stock valued at $0.11 per share and recognized a loss on the extinguishment of debt of $303,149. On January 14, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,645,000 shares of common stock valued at $0.055 per share and recognized a loss on the extinguishment of debt of $90,475. On February 11, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,000,000 shares of common stock valued at $0.0295 per share and recognized a loss on the extinguishment of debt of $29,500. On February 27, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,415,500 shares of common stock valued at $0.038 per share and recognized a loss on the extinguishment of debt of $53,789. On March 31, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,279,500 shares of common stock valued at $0.035 per share and recognized a loss on the extinguishment of debt of $44,783. On April 13, 2020, the investor converted $15,000 of the principal balance into an estimated 1,083,500 shares of common stock valued at $0.106 per share and recognized a loss on the extinguishment of debt of $57,737. On April 28, 2020, the investor submitted a true-up conversion notice from the April 13, 2020 conversion and was issued another estimated 228,690 shares of common stock valued at $0.052 per share and recognized a loss on the extinguishment of debt of $11,892. On April 30, 2020, the Company made a payment of $35,714 towards the principal balance and $14,286 in interest. On May 22, 2020, the investor submitted a true-up conversion notice from previous conversions and was issued another estimated 962,275 shares of common stock valued at $0.034 per share and recognized a loss on the extinguishment of debt of $37,815. On June 1, 2020, the Company made a payment of $35,714 towards the principal balance and $14,286 in interest. For the six months ended June 30, 2020, the Company amortized $991,613 of debt discount to current period operations as interest expense. As of June 30, 2020, the gross balance of the note was $3,898,572 and accrued interest was $896,491.

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

19. Restatement

The Company has restated the June 30, 2020 financial statements as originally presented in its 10-Q filed on August 14, 2020.

This Form 10-Q/A is being filed to:

(a)	Restate the consolidated financial statements for the three and six-month periods ended June 30, 2020 to reflect revised principal balance outstanding, accrued interest, change in loss on extinguishment of debt and valuations of derivative liabilities on a long-term convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

The changes and explanation of such are as follows:

Consolidated balance sheet as of June 30, 2020:

	Originally Reported	Restatement Adjustment	As Restated
Accounts payable and accrued liabilities	$2,452,846	$454,107	$2,906,953
Convertible notes payable, net	346,980	896,403	1,243,383
Derivative liabilities	10,950,316	5,969,867	16,920,183
Total current liabilities	29,296,316	7,320,377	36,616,693
Convertible notes payable, net of current portion	2,460,102	(856,831)	1,603,271
Total liabilities	32,405,962	6,463,546	38,869,508
Accumulated deficit	(35,429,967)	(6,463,546)	(41,893,513)
Total controlling interest	(30,374,954)	(6,463,546)	(36,838,500)
Total stockholders’ deficit	$(30,384,118)	$(6,463,546)	$(36,847,664)

Consolidated Statement of Operations and Comprehensive Loss for the six-month period ended June 30, 2020:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$3,271,619	$(5,969,867)	$(2,698,248)
Loss on extinguishment of debt	(314,990)	(39,572)	(354,562)
Interest expense	(1,973,169)	(454,107)	(2,427,276)
Total other income (expense)	1,851,977	(6,463,546)	(4,611,569)
Income (loss) before income taxes	1,579,905	(6,463,546)	(4,883,641)
Net income (loss)	1,579,905	(6,463,546)	(4,883,641)
Net income (loss) - controlling interest	1,581,116	(6,463,546)	(4,882,430)
Net loss per share - basic	0.02	(0.09)	(0.07)
Net loss per share - diluted	(0.00)	(0.07)	(0.07)
Weighted average number of shares outstanding during the period - Diluted	337,463,071	(272,190,913)	65,272,158
Total comprehensive income (loss)	1,487,599	(6,463,546)	(4,975,947)
Total comprehensive income (loss) - controlling interest	$1,487,522	$(6,463,546)	$(4,976,024)

Consolidated Statement of Operations and Comprehensive Loss for the three-month period ended June 30, 2020:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$1,214,957	$(5,969,867)	$(4,754,910)
Loss on extinguishment of debt	(96,443)	(39,572)	(136,015)
Interest expense	(999,837)	(454,107)	(1,453,944)
Total other income (expense)	571,874	(6,463,546)	(5,891,672)
Income (loss) before income taxes	450,634	(6,463,546)	(6,012,912)
Net income (loss)	450,634	(6,463,546)	(6,012,912)
Net income (loss) - controlling interest	450,609	(6,463,546)	(6,012,937)
Net loss per share - basic	0.01	(0.10)	(0.09)
Net loss per share - diluted	(0.00)	(0.09)	(0.09)
Weighted average number of shares outstanding during the period - Diluted	339,863,022	(272,190,913)	67,672,109
Total comprehensive income (loss)	442,959	(6,463,546)	(6,020,587)
Total comprehensive income (loss) - controlling interest	$442,820	$(6,463,546)	$(6,020,726)

The adjustments above reflect restatement due to revised balance of principal, accrued interest, change in the loss on extinguishment of debt and valuation of derivative liabilities on a long-term convertible note payable during the six-month period, together with the change in the derivative liability during the three and six-month periods.

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

Results of Operations

Six months ended June 30, 2020 compared to the Six months ended June 30, 2019

We had a net loss of $4,883,641 for the six-month period ended June 30, 2020, and a net loss of $18,975,686 for the six-month period ended June 30, 2019. This change in our results over the two periods is primarily the result of a decrease in revenue, a decrease in general and administrative expenses, the change in the derivative liabilities, the sale of the mine property in Idaho, the change in marketable securities and the decrease in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Increase/
	2020	2019	(Decrease)
Revenues	$1,932,313	$2,023,207	$(90,894)
Cost of Sales	1,556,075	1,884,614	(328,539)
General and Administrative	643,883	1,181,461	(537,578)
Depreciation and Amortization Expenses	4,427	18,159	(13,732)
Total Operating Expenses	2,204,385	3,084,234	(879,849)
Loss from Operations	(272,072)	(1,061,027)	788,955
Other Income (expense)	18,491	1,434	17,057
Gain on sale of mining property	471,084	-	471,084
Change in Derivative Liabilities	(2,698,248)	5,446,112	(8,144,360)
Change in Marketable Securities	378,942	-	378,942
Loss on Extinguishment of Debt	(354,562)	(106,970)	(247,592)
Interest Expense	(2,427,276)	(23,255,235)	20,827,959
Income (Loss) Before Taxes	(4,883,641)	(18,975,686)	14,092,045
Net Income (Loss)	$(4,883,641)	$(18,975,686)	$14,092,045

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

Changes in derivative liabilities were because of the higher valuation of the derivative liabilities in this quarter.

Interest expense decreased in 2020 because of the decrease in convertible notes that were paid off in 2019 during the prepayment penalty periods to avoid conversion of these notes by the Company and the interest expense related to note debt discounts recorded in excess of the note proceeds.

Three months ended June 30, 2020 compared to the Three months ended June 30, 2019

We had a net loss of $6,012,912 for the three-month period ended June 30, 2020, and a net loss of $15,188,865 for the three-month period ended June 30, 2019. This change in our results over the two periods is primarily the result of a decrease in revenue, a decrease in general and administrative expenses, the change in the derivative liabilities, the sale of the mine property in Idaho, the change in marketable securities and the decrease in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase/
	2020	2019	(Decrease)
Revenues	$803,607	$1,101,765	$(298,158)
Cost of Sales	611,984	656,103	(44,119)
General and Administrative	311,654	561,140	(249,486)
Depreciation and Amortization Expenses	1,209	9,071	(7,862)
Total Operating Expenses	924,847	1,226,314	(301,467)
Loss from Operations	(121,240)	(124,549)	3,309
Other Income (expense)	17,213	1,450	15,763
Change in Derivative Liabilities	(4,754,910)	6,941,101	(11,696,011)
Change in Marketable Securities	435,984	-	435,984
Loss on Extinguishment of Debt	(136,015)	(101,970)	(34,045)
Interest Expense	(1,453,944)	(21,904,897)	20,450,953
Loss Before Taxes	(6,012,912)	(15,188,865)	9,175,953
Net Loss	$(6,012,912)	$(15,188,865)	$9,175,953

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

Changes in derivative liabilities were because of the higher valuation of the derivative liabilities in this quarter.

Interest expense decreased in 2020 because of the decrease in convertible notes that were paid off in 2019 during the prepayment penalty periods to avoid conversion of these notes by the Company and the interest expense related to note debt discounts recorded in excess of the note proceeds.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2020 reflects assets of $2,021,844. We had cash in the amount of $146,643 and working capital deficit in the amount of $35,169,190 as of June 30, 2020. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2020	December 31, 2019
Current assets	$1,447,503	$935,467
Current liabilities	36,616,693	31,570,781
Working capital deficit	$(35,169,190)	$(30,635,314)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $41,893,513. In addition, there is a working capital deficit of $35,169,190 as of June 30, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six Months Ended June 30,
	2020	2019
Net Cash Provided by (Used in) Operating Activities	$40,822	$(1,514,658)
Net Cash Provided by Investing Activities	125,876	-
Net Cash Provided by (Used in) Financing Activities	(67,878)	1,476,572
Effects of Exchange Rate Changes on Cash	(173)	(39)
Net Change in Cash	$98,647	$(38,125)

Operating Activities

Net cash flow provided by operating activities during the six months ended June 30, 2020 was $40,822, an increase of $1,555,480 from the $1,514,658 net cash used in during the six months ended June 30, 2019. This decrease in the cash used in operating activities was primarily due to the net loss for 2020 that used less cash in operations for the period.

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

Financing Activities

Financing activities during the six months ended June 30, 2020 used cash of $67,878, a decrease of $1,544,450 from the $1,476,572 provided by financing activities during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company received $1,084,500 in proceeds from notes payable - related parties and $100,000 in proceeds from a note payable. The Company made $1,182,949 in payments on notes payable – related parties and $69,429 in payments on convertible notes payable.

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

INCEPTION MINING INC.

Date: April 29, 2021	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

