Form 10-Q/A
period 2020-09-30
INCEPTION MINING INC.
filed 2021-04-30
CIK 1416090

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

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 16, 2020 (the “Original Filing”).

This Form 10-Q/A is being filed to:

(a)	Restate the consolidated financial statements for the three and nine-month periods ended September 30, 2020 to reflect revised principal payments made, accrued interest calculations and valuations of derivative liabilities on a convertible note;

(b)	Restate results disclosed for the above noted changes to the consolidated financial statements;

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

The effects of the adjustments on the Company’s previously issued September 30, 2020 consolidated financial statement affect the principal balance outstanding of a long-term convertible note, derivative liabilities account, the change in derivative liabilities account, the change in the loss on extinguishment of debt and the interest expense account. For more details on this adjustment, please refer to the restatement footnote (Note 19) in the consolidated financial statements.

The adjustments mentioned above reflect restatements due to a change in the principal balance outstanding, accrued interest and revised valuations of derivative liabilities on a long-term convertible note payable, together with the change in the derivative liability and the change in the loss on extinguishment of debt. The adjustments to the derivative liabilities were caused by change in principal balance outstanding, accrued interest, estimated life and the volatility used to determine the valuation of the derivative liabilities.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing, with the exception of a few typographical errors in the original file. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on November 16, 2020.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$150,071	$47,996
Accounts receivable	11,874	20,538
Inventories	416,319	855,069
Marketable securities	342,600	-
Prepaid expenses and other current assets	15,842	11,864
Total Current Assets	936,706	935,467

Property, plant and equipment, net	457,278	443,348
Other assets	36,967	36,802
Total Assets $	1,430,951	$1,415,617

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,030,111	$2,192,346
Accrued interest - related parties	8,313,062	7,608,238
Secured borrowings, net	64,589	211,066
Notes payable	60,000	60,000
Notes payable - related parties	6,956,843	6,921,216
Convertible notes payable	1,531,336	355,980
Derivative liabilities	14,147,651	14,221,935
Total Current Liabilities	34,103,592	31,570,781

Long-term note payable	100,000	-
Convertible notes payable, net of current portion	1,598,632	1,566,627
Mine reclamation obligation	555,538	513,051
Total Liabilities	36,357,762	33,650,459

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 70,767,552 and 60,035,102 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	708	600
Additional paid-in capital	5,722,985	5,309,544
Accumulated deficit	(39,993,230)	(37,011,083)
Accumulated other comprehensive income	(648,397)	(525,951)
Total Controlling Interest	(34,917,933)	(32,226,889)
Non-Controlling Interest	(8,878)	(7,953)
Total Stockholders’ Deficit	(34,926,811)	(32,234,842)
Total Liabilities and Stockholders’ Deficit	$1,430,951	$1,415,617

See accompanying notes to the condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Restated)		(Restated)
Precious Metals Income	$1,387,470	$1,853,730	$3,319,783	$3,876,937

Operating Expenses
Cost of sales	866,595	483,837	2,422,670	2,368,451
General and administrative	343,898	562,243	987,781	1,743,704
Depreciation and amortization	1,811	9,054	6,238	27,213
Total Operating Expenses	1,212,304	1,055,134	3,416,689	4,139,368
Income (Loss) from Operations	175,166	798,596	(96,906)	(262,431)

Other Income/(Expenses)
Other income (expense)	1,112	2,051	19,603	3,485
Gain on sale of mine property	-	-	471,084	-
Change in derivative liability	2,772,532	3,079,105	74,284	8,525,217
Change in marketable securities	162,325	-	541,267	-
Loss on extinguishment of debt	(29,384)	(303,150)	(383,946)	(410,120)
Interest expense	(1,181,182)	(1,238,479)	(3,608,458)	(24,493,714)
Total Other Income/(Expenses)	1,725,403	1,539,527	(2,886,166)	(16,375,132)

Income (Loss) before Income Taxes	1,900,569	2,338,123	(2,983,072)	(16,637,563)
Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	1,900,569	2,338,123	(2,983,072)	(16,637,563)
NET (INCOME) LOSS - Non-Controlling Interest	(286)	(746)	925	(659)
NET INCOME (LOSS) - Controlling Interest	$1,900,283	$2,337,377	$(2,982,147)	$(16,638,222)

Net income (loss) per share - Basic	$0.03	$0.04	$(0.04)	$(0.30)
Net income (loss) per share - Diluted	$(0.00)	$(0.00)	$(0.04)	$(0.30)
Weighted average number of shares outstanding during the period - Basic	69,339,611	58,284,979	66,637,872	56,122,353
Weighted average number of shares outstanding during the period - Diluted	536,242,200	151,616,958	66,637,872	56,122,353

Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(30,140)	(22,354)	(122,446)	15,189
Total Comprehensive Income (Loss)	1,870,429	2,315,769	(3,105,518)	(16,622,374)
Total Comprehensive (Income) Loss - Non-Controlling Interest	(81)	(52)	(158)	(69)
Total Comprehensive Income (Loss) - Controlling Interest	$1,870,348	$2,315,717	$(3,105,676)	$(16,622,443)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2019	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)
Shares issued for services	-	-	600,000	6	28,994	-	-	-	29,000
Shares issued for cash	-	-	-	-	-	-	-	-	-
Shares issued with note payable	-	-	5,340,000	54	218,493	-	-	-	218,547
Shares issued with settlement of A/P	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(84,631)	-	(84,631)
Net loss for the period	-	-	-	-	-	1,130,507	-	(1,236)	1,129,271
Balance, March 31, 2020	51	1	65,975,102	660	5,557,031	(35,880,576)	(610,582)	(9,189)	(30,942,655)
Shares issued for services	-	-	200,000	2	5,958	-	-	-	5,960
Shares issued for conversion of note payable	-	-	2,274,469	22	109,596	-	-	-	109,618
Share cancellation	-	-	(624)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7,675)	-	(7,675)
Net loss for the period	-	-	-	-	-	(6,012,937)	-	25	(6,012,912)
Balance, June 30, 2020 (Restated)	51	1	68,448,947	684	5,672,585	(41,893,513)	(618,257)	(9,164)	(36,847,664)
Shares issued for conversion of note payable	-	-	2,318,605	24	50,400	-	-	-	50,424
Foreign currency translation adjustment	-	-	-	-	-	-	(30,140)	-	(30,140)
Net loss for the period	-	-	-	-	-	1,900,283	-	286	1,900,569
Balance, September 30, 2020	51	$1	70,767,552	$708	$5,722,985	$(39,993,230)	$(648,397)	$(8,878)	$(34,926,811)

Balance, December 31, 2018	51	$1	54,093,505	$541	$4,490,866	$(22,009,285)	$(557,134)	$(8,917)	$(18,083,928)
Shares issued for services	-	-	650,000	6	122,844	-	-	-	122,850
Shares issued for cash	-	-	375,000	4	48,746	-	-	-	48,750
Shares issued with note payable	-	-	130,000	1	81,640	-	-	-	81,641
Shares issued with settlement of A/P	-	-	100,000	1	11,999	-	-	-	12,000
Foreign currency translation adjustment	-	-	-	-	-	-	37,347	-	37,347
Net loss for the period	-	-	-	-	-	(3,786,657)	-	(164)	(3,786,821)
Balance, March 31, 2019	51	1	55,348,505	553	4,756,095	(25,795,942)	(519,787)	(9,081)	(21,568,161)
Shares issued for services	-	-	500,000	5	123,965	-	-	-	123,970
Foreign currency translation adjustment	-	-	-	-	-	-	196	-	196
Net loss for the period	-	-	-	-	-	(15,188,942)	-	77	(15,188,865)
Balance, June 30, 2019	51	1	55,848,505	558	4,880,060	(40,984,884)	(519,591)	(9,004)	(36,632,860)
Shares issued for services	-	-	600,000	6	61,994	-	-	-	62,000
Shares issued for conversion of note payable	-	-	2,986,597	30	328,496	-	-	-	328,526
Foreign currency translation adjustment	-	-	-	-	-	-	(22,354)	-	(22,354)
Net loss for the period	-	-	-	-	-	2,337,377	-	746	2,338,123
Balance, September 30, 2019	51	$1	59,435,102	$594	$5,270,550	$(38,647,507)	$(541,945)	$(8,258)	$(33,926,565)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(2,983,072)	$(16,637,563)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	38,423	162,947
Common stock issued for services	34,960	206,850
Loss on extinguishment of debt	383,946	410,120
Change in derivative liability	(74,284)	(8,525,217)
Change in marketable securities	(541,267)	-
Gain on sale of mine property	(471,084)	-
Amortization of debt discount	1,512,717	22,160,347
Changes in operating assets and liabilities:
Trade receivables	9,020	(109,660)
Inventories	505,625	(431,002)
Prepaid expenses and other current assets	(5,737)	9,076
Accounts payable and accrued liabilities	804,661	520,821
Accounts payable and accrued liabilities - related parties	864,536	1,550,921
Secured borrowings	(146,477)	(45,618)
Net Cash Used in Operating Activities	(68,032)	(727,978)

Cash Flows From Investing Activities:
Proceeds on sale of mine property	249,660	-
Proceeds on sale of marketable securities	425,832	-
Purchase of marketable securities	(5,741)	-
Purchase of property, plant and equipment	(48,924)	-
Net Cash Provided by Investing Activities	620,827	-

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(1,812,675)	(1,634,412)
Repayment of convertible notes payable	(310,714)	(2,722,414)
Proceeds from notes payable	100,000	-
Proceeds from notes payable-related parties	1,572,600	1,119,000
Proceeds from convertible notes payable	-	4,075,975
Proceeds from issuance of common stock	-	48,750
Net Cash Provided by (Used in) Financing Activities	(450,789)	886,899
Effects of exchange rate changes on cash	69	(234)
Net Change in Cash	102,075	158,687
Cash at Beginning of Period	47,996	50,857
Cash at End of Period	$150,071	$209,544

Supplemental disclosure of cash flow information:
Cash paid for interest	$423,344	$1,129,867
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for extinguishment of debt and accounts payable	$-	$12,000
Common stock issued for conversion of debt	$15,000	$-
Common stock issued for note commitment fee	$-	$17,550
Assets held to satisfy secured borrowings	$-	$82,478
Recognition of debt discounts on convertible notes payable	$-	$5,127,699
Note payable issued for conversion of accounts payable	$-	$40,000
Warrants issued with convertible note payable	$-	$1,211,962

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $2,983,072 during the period ended September 30, 2020 and had a working capital deficit of $33,166,886 as of September 30, 2020. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2020, the results of its consolidated statements of operations and comprehensive loss for the nine month period ended September 30, 2020, and its consolidated cash flows for the nine month period ended September 30, 2020. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

The fair value of financial instruments on September 30, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$342,600	$-	$-	$342,600
Total Assets	$342,600	$-	$-	$342,600

Warrant liabilities	$-	$-	$92,771	$92,771
Debt derivative liabilities	-	-	14,054,880	14,054,880
Total Liabilities	$-	$-	$14,147,651	$14,147,651

The fair value of financial instruments on December 31, 2019 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$254,632	$254,632
Debt derivative liabilities	-	-	13,967,303	13,967,303
Total Liabilities	$-	$-	$14,221,935	$14,221,935

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 11,153,299 and 483,378,221 common share equivalents have been excluded from the diluted loss per share calculation for the three and nine-month periods ended September 30, 2020, respectively, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
Numerator	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net Income (Loss) - Controlling Interest	$1,900,283	$2,337,377	$(2,982,147)	$(16,638,222)
Amortization of Debt Discounts	497,131	699,707	-	-
Interest Expense	187,525	191,243	-	-
Change in Derivative Liabilities	(2,682,677)	(3,079,105)	-	-
Adjusted Net Loss - Controlling Interest	$(97,738)	$149,222	$(2,982,147)	$(16,638,222)

Denominator	Shares	Shares	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	69,339,611	58,284,979	66,637,872	56,122,353
Dilutive Shares	466,902,589	93,331,979	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	536,242,200	151,616,958	66,637,872	56,122,353

Diluted Net Loss per Share	$(0.00)	$0.00	$(0.04)	$(0.30)

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

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of September 30, 2020:

Marketable Securities
Balance, December 31, 2019	$-
Transfers in upon initial fair value of marketable securities	222,307
Change in fair value of marketable securities	(226,144)
Gain on sale of marketable securities	346,437
Balance, September 30, 2020	$342,600

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2020:

Derivative Liabilities
Balance, December 31, 2019	$14,221,935
Change in fair value of derivative liabilities and warrant liability	(74,284)
Balance, September 30, 2020	$14,147,651

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

At September 30, 2020, the Company marked to market the fair value of the debt derivatives and determined a fair value of $14,054,880. The Company recorded a loss from change in fair value of debt derivatives of $87,577 for the period ended September 30, 2020. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 168.70%, (3) weighted average risk-free interest rate of 0.12% (4) expected life of 1.28 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 203.6%, (2) weighted average risk-free interest rate of 0.16% and (3) expected life of 1.64 years.

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

	September 30, 2020	June 30, 2019
Depreciation Allocation
Cost of Goods Sold	$32,185	$135,734
General and Administrative	6,238	27,213
Total	$38,423	$162,947

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

Changes to the asset retirement obligation were as follows:

	September 30, 2020	December 31, 2019
Balance, Beginning of Year	$513,051	$341,845
Liabilities incurred	38,151	171,206
Change due to foreign currency translation	4,336	-
Balance, End of Year	$555,538	$513,051

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Accounts Payable	$780,313	$750,529
Accrued Liabilities	1,414,078	530,779
Accrued Salaries and Benefits	626,893	507,043
Advances Payable	208,827	403,995
Total Accrued Liabilities	$3,030,111	$2,192,346

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

	September 30, 2020	December 31, 2019
Secured Borrowings
Secured obligations	$172,663	$247,571
Guaranteed interest	17,266	24,757
Deferred interest	(8,164)	(12,005)
	181,765	260,323
Gold held as security	(117,176)	(49,257)
Secured Borrowings, net	$64,589	$211,066

11. Notes Payable

Notes payable were comprised of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Notes Payable
Phil Zobrist	$60,000	$60,000
Small Business Administration	100,000	-
Total Notes Payable	160,000	60,000
Less Short-Term Notes Payable	(60,000)	(60,000)
Total Long-Term Notes Payable	$100,000	$-

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

13. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2020 and December 31, 2019:

Convertible Notes Payable	September 30, 2020	December 31, 2019
Antczak Polich Law LLC	$330,980	$355,980
Investor	3,684,286	3,985,000
Scotia International	400,000	400,000
Total Convertible Notes Payable	4,415,266	4,740,980
Less Unamortized Discount	(1,285,298)	(2,818,373)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,129,968	1,922,607
Less Short-Term Convertible Notes Payable	(1,531,336)	(355,980)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$1,598,632	$1,566,627

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

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2021 and bears 10% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock, provided there has not been an event of default. If an event of default occurs, the floor price no longer applies. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. These warrants were valued at $1,711,394 and recorded by the Company as debt discount interest expense. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into an estimated 2,986,597 shares of common stock valued at $0.11 per share and recognized a loss on the extinguishment of debt of $303,149. On January 14, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,645,000 shares of common stock valued at $0.055 per share and recognized a loss on the extinguishment of debt of $90,475. On February 11, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,000,000 shares of common stock valued at $0.0295 per share and recognized a loss on the extinguishment of debt of $29,500. On February 27, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,415,500 shares of common stock valued at $0.038 per share and recognized a loss on the extinguishment of debt of $53,789. On March 31, 2020, the investor submitted a true-up conversion notice from the July 29, 2019 conversion and was issued another estimated 1,279,500 shares of common stock valued at $0.035 per share and recognized a loss on the extinguishment of debt of $44,783. On April 13, 2020, the investor converted $15,000 of the principal balance into an estimated 1,083,500 shares of common stock valued at $0.106 per share and recognized a loss on the extinguishment of debt of $57,737. On April 28, 2020, the investor submitted a true-up conversion notice from the April 13, 2020 conversion and was issued another estimated 228,690 shares of common stock valued at $0.052 per share and recognized a loss on the extinguishment of debt of $11,892. On April 30, 2020, the Company made a payment of $35,714 towards the principal balance and $14,286 in prepayment interest. On May 22, 2020, the investor submitted a true-up conversion notice from previous conversions and was issued another estimated 962,275 shares of common stock valued at $0.106 per share and recognized a loss on the extinguishment of debt of $37,815. On June 1, 2020, the Company made a payment of $35,714 towards the principal balance and $14,286 in prepayment interest. On July 2, 2020, the Company made a payment of $17,857 towards the principal balance and $7,143 in prepayment interest. On July 8, 2020, the Company made a payment of $53,571 towards the principal balance and $21,429 in prepayment interest. On August 3, 2020, the Company made a payment of $71,429 towards the principal balance and $28,571 in prepayment interest. On August 7, 2020, the investor submitted a true-up conversion notice from previous conversions and was issued another estimated 1,007,588 shares of common stock valued at $0.0235 per share and recognized a loss on the extinguishment of debt of $27,681. On September 1, 2020, the Company made a payment of $71,429 towards the principal balance and $28,571 in prepayment interest. On September 9, 2020, the investor submitted a true-up conversion notice from previous conversions and was issued another estimated 1,311,017 shares of common stock valued at $0.204 per share and recognized a loss on the extinguishment of debt of $30,275. For the nine months ended September 30, 2020, the Company amortized $1,490,078 of debt discount to current period operations as interest expense. As of September 30, 2020, the gross balance of the note was $3,684,286 and accrued interest was $1,086,270.

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

On May 22, 2020, the Company issued to an Investor 962,275 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on previous original conversion notices, so no additional note value was converted. The shares were valued at $0.034 per share for a total value of $32,717. The Company recognized a loss of extinguishment of debt of $37,815 on this conversion.

On May 26, 2020, a shareholder returned 624 shares of common stock to the Company and were immediately cancelled. There was no compensation paid by the Company.

On August 7, 2020, the Company issued to an Investor 1,007,588 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on previous original conversion notices, so no additional note value was converted. The shares were valued at $0.0235 per share for a total value of $23.678. The Company recognized a loss of extinguishment of debt of $27,681 on this conversion.

On September 9, 2020, the Company issued to an Investor 1,311,017 shares of its common stock under a conversion notice. This conversion notice was a true-up notice based on previous original conversion notices, so no additional note value was converted. The shares were valued at $0.0204 per share for a total value of $26,745. The Company recognized a loss of extinguishment of debt of $30,275 on this conversion.

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

19. Restatement

The Company has restated the September 30, 2020 financial statements as originally presented in its 10-Q filed on November 16, 2020.

This Form 10-Q/A is being filed to:

(a)

Restate the consolidated financial statements for the three and nine-month periods ended September 30, 2020 to reflect revised principal balance outstanding, accrued interest, change in loss on extinguishment of debt and valuations of derivative liabilities on a long-term convertible note;

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

The changes and explanation of such are as follows:

Consolidated balance sheet as of September 30, 2020:

	Originally Reported	Restatement Adjustment	As Restated
Accounts payable and accrued liabilities	$2,474,789	$555,322	$3,030,111
Convertible notes payable, net	330,980	1,200,356	1,531,336
Derivative liabilities	9,120,848	5,026,803	14,147,651
Total current liabilities	27,321,111	6,782,481	34,103,592
Convertible notes payable, net of current portion	2,765,988	(1,167,356)	1,598,632
Total liabilities	30,742,637	5,615,125	36,357,762
Accumulated deficit	(34,378,105)	(5,615,125)	(39,993,230)
Total controlling interest	(29,302,808)	(5,615,125)	(34,917,933)
Total stockholders’ deficit	$(29,311,686)	$(5,615,125)	$(34,926,811)

Consolidated Statement of Operations and Comprehensive Loss for the nine-month period ended September 30, 2020:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$5,101,087	$(5,026,803)	$74,284
Loss on extinguishment of debt	(350,946)	(33,000)	(383,946)
Interest expense	(3,053,136)	(555,322)	(3,608,458)
Total other income (expense)	2,728,959	(5,615,125)	(2,886,166)
Income (loss) before income taxes	2,632,053	(5,615,125)	(2,983,072)
Net income (loss)	2,632,053	(5,615,125)	(2,983,072)
Net income (loss) - controlling interest	2,632,978	(5,615,125)	(2,982,147)
Net loss per share - basic	0.04	(0.08)	(0.04)
Net loss per share - diluted	(0.00)	(0.04)	(0.04)
Weighted average number of shares outstanding during the period - Diluted	458,914,326	(392,276,454)	66,637,872
Total comprehensive income (loss)	2,509,608	(5,615,125)	(3,105,517)
Total comprehensive income (loss) - controlling interest	$2,509,450	$(5,615,125)	$(3.105,675)

Consolidated Statement of Operations and Comprehensive Loss for the three-month period ended September 30, 2020:

	Originally Reported	Restatement Adjustment	As Restated
Change in derivative liability	$1,829,468	$943,064	$2,772,532
Loss on extinguishment of debt	(35,956)	6,572	(29,384)
Interest expense	(1,079,967)	(101,215)	(1,181,182)
Total other income (expense)	876,982	848,421	1,725,403
Income before income taxes	1,052,148	848,421	1,900,569
Net income	1,052,148	848,421	1,900,569
Net income - controlling interest	1,051,862	848,421	1,900,283
Net income per share - basic	0.02	0.01	0.03
Net loss per share - diluted	(0.00)	0.00	(0.00)
Weighted average number of shares outstanding during the period - Diluted	461,616,065	74,626,135	536,242,200
Total comprehensive income (loss)	1,022,008	848,421	1,870,429
Total comprehensive income (loss) - controlling interest	$1,021,927	$848,421	$1,870,348

The adjustments above reflect restatement due to revised balance of principal, accrued interest, change in the loss on extinguishment of debt and valuation of derivative liabilities on a long-term convertible note payable during the nine-month period, together with the change in the derivative liability during the three and six-month periods.

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

Results of Operations

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

We had a net loss of $2,983,072 for the nine-month period ended September 30, 2020, and a net loss of $16,637,563 for the nine-month period ended September 30, 2019. This change in our results over the two periods is primarily the result of a decrease in revenue, a decrease in general and administrative expenses, the change in the derivative liabilities, the sale of the mine property in Idaho, the change in marketable securities and the decrease in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Revenues	$3,319,783	$3,876,937	$(557,154)
Cost of Sales	2,422,670	2,368,451	54,219
General and Administrative	987,781	1,743,704	(755,923)
Depreciation and Amortization Expenses	6,238	27,213	(20,975)
Total Operating Expenses	3,416,689	4,139,368	(722,679)
Income (Loss) from Operations	(96,906)	(262,431)	165,525
Other Income (expense)	19,603	3,485	16,118
Gain on sale of mining property	471,084	-	471,084
Change in Derivative Liabilities	74,284	8,525,217	(8,450,933)
Change in Marketable Securities	541,267	-	541,267
Loss on Extinguishment of Debt	(383,946)	(410,120)	26,174
Interest Expense	(3,608,458)	(24,493,714)	20,885,256
Income Before Taxes	(2,983,072)	(16,637,563)	13,654,491
Net Income	$(2,983,072)	$(16,637,563)	$13,654,491

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

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

We had net income of $1,900,569 for the three-month period ended September 30, 2020, and a net income of $2,338,123 for the three-month period ended September 30, 2019. This change in our results over the two periods is primarily the result of a decrease in revenue, a decrease in general and administrative expenses, the change in the derivative liabilities, the sale of the mine property in Idaho, the change in marketable securities and the decrease in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Revenues	$1,387,470	$1,853,730	$(466,260)
Cost of Sales	866,595	483,837	382,758
General and Administrative	343,898	562,243	(218,345)
Depreciation and Amortization Expenses	1,811	9,054	(7,243)
Total Operating Expenses	1,212,304	1,055,134	157,170
Income (Loss) from Operations	175,166	798,596	(623,430)
Other Income (expense)	1,112	2,051	(939)
Change in Derivative Liabilities	2,772,532	3,079,105	(306,573)
Change in Marketable Securities	162,325	-	162,325
Loss on Extinguishment of Debt	(29,384)	(303,150)	273,766
Interest Expense	(1,181,182)	(1,238,479)	57,297
Income Before Taxes	1,900,569	2,338,123	(437,554)
Net Income	$1,900,569	$2,338,123	$(437,554)

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2020 reflects assets of $1,430,951. We had cash in the amount of $150,071 and working capital deficit in the amount of $33,166,886 as of September 30, 2020. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2020	December 31, 2019
Current assets	$936,706	$935,467
Current liabilities	34,103,592	22,331,953
Working capital deficit	$(33,166,886)	$(21,396,486)

We anticipate generating losses and, therefore, may be unable to continue operations in the future if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $39,993,230. In addition, there is a working capital deficit of $33,166,886 as of September 30, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

