Form 10-Q
period 2021-03-31
INCEPTION MINING INC.
filed 2021-05-24
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Copies to:

Brunson Chandler & Jones, PLLC

175 South Main Street

Suite 1410

Salt Lake City, Utah 84111

(801) 303-5721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-3 of the Exchange Act.

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

As of May 21, 2021, there were 125,650,818 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$83,329	$34,358
Accounts receivable	18,090	11,870
Inventories	276,068	736,749
Marketable securities	-	118,166
Prepaid expenses and other current assets	17,959	22,281
Total Current Assets	395,446	923,424

Property, plant and equipment, net	424,048	413,811
Other assets	163,681	163,095
Total Assets	$983,175	$1,500,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,424,818	$3,454,485
Accrued interest - related parties	8,772,178	8,537,442
Secured borrowings, net	124,956	149,590
Notes payable - related parties	6,968,553	7,105,019
Convertible notes payable	3,326,156	2,176,677
Derivative liabilities	10,983,359	7,564,307
Total Current Liabilities	33,600,020	28,987,520

Long-term note payable	160,000	160,000
Convertible notes payable, net of current portion	279,943	1,217,715
Mine reclamation obligation	604,508	602,337
Total Liabilities	34,644,471	30,967,572

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 111,713,581 and 78,668,420 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,117	787
Additional paid-in capital	7,090,926	5,882,614
Accumulated deficit	(40,074,763)	(34,668,784)
Accumulated other comprehensive loss	(669,746)	(673,185)
Total Controlling Interest	(33,652,465)	(29,458,567)
Non-Controlling Interest	(8,831)	(8,675)
Total Stockholders’ Deficit	(33,661,296)	(29,467,242)
Total Liabilities and Stockholders’ Deficit	$983,175	$1,500,330

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Precious Metals Income	$1,529,329	$1,128,706
Cost of goods sold	1,241,648	944,091
Gross profit	287,681	184,615

Operating Expenses
General and administrative	290,104	332,229
Depreciation and amortization	2,028	3,218
Total Operating Expenses	292,132	335,447
Income (Loss) from Operations	(4,451)	(150,832)

Other Income/(Expenses)
Other income (expense)	12,402	1,278
Gain on sale of mine property	-	471,084
Change in derivative liability	(3,419,052)	2,056,662
Change in marketable securities	328,970	(57,042)
Loss on extinguishment of debt	(1,096,752)	(218,547)
Interest expense	(1,069,562)	(973,332)
Total Other Income/(Expenses)	(5,243,994)	1,280,103

Net Income (Loss) from Operations before Income Taxes	(5,248,445)	1,129,271
Provision for Income Taxes	157,690	-
NET INCOME (LOSS)	(5,406,135)	1,129,271
NET (INCOME) LOSS - Non-Controlling Interest	156	1,236
NET INCOME (LOSS) - Controlling Interest	$(5,405,979)	$1,130,507

Net income (loss) per share - Basic	$(0.06)	$0.02
Net income (loss) per share - Diluted	$(0.06)	$(0.00)
Weighted average number of shares outstanding during the period - Basic	93,514,974	62,872,206
Weighted average number of shares outstanding during the period - Diluted	93,514,974	319,205,052

NET INCOME (LOSS)	$(5,406,135)	$1,129,271
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	3,439	(84,631)
Total Comprehensive Income (Loss)	(5,402,696)	1,044,640
Total Comprehensive Income (Loss) - Non-Controlling Interest	(164)	62
Total Comprehensive Income (Loss) - Controlling Interest	$(5,402,860)	$1,044,702

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock
	($ 0.00001 Par)		($ 0.00001 Par)		Additional Paid-in	Accumulated	Other Comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2020	51	$1	78,668,420	$787	$5,882,614	$(34,668,784)	$(673,185)	$(8,675)	$(29,467,242)
Shares issued for conversion of note payable	-	-	33,045,161	330	1,208,312	-	-	-	1,208,642
Foreign currency translation adjustment	-	-	-	-	-	-	3,439	-	3,439
Net loss for the period	-	-	-	-	-	(5,405,979)	-	(156)	(5,406,135)
Balance, March 31, 2021	51	$1	111,713,581	$1,117	$7,090,926	$(40,074,763)	$(669,746)	$(8,831)	$(33,661,296)

	Preferred stock		Common stock
	($ 0.00001 Par)		($ 0.00001 Par)		Additional Paid-in	Accumulated	Other Comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2019	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)
Shares issued for services	-	-	600,000	6	28,994	-	-	-	29,000
Shares issued for cash	-	-	-	-	-	-	-	-	-
Shares issued for conversion of note payable	-	-	5,340,000	54	218,493	-	-	-	218,547
Shares issued with settlement of A/P	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(84,631)	-	(84,631)
Net income (loss) for the period	-	-	-	-	-	1,130,507	-	(1,236)	1,129,271
Balance, March 31, 2020	51	$1	65,975,102	$660	$5,557,031	$(35,880,576)	$(610,582)	$(9,189)	$(30,942,655)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities:
Net Income (Loss)	$(5,406,135)	$1,129,271
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	12,163	19,349
Common stock issued for services	-	29,000
Loss on extinguishment of debt	1,096,752	218,547
Change in derivative liability	3,419,052	(2,056,662)
Change in marketable securities	(328,970)	57,042
Gain on sale of mine property	-	(471,084)
Amortization of debt discount	482,453	504,351
Changes in operating assets and liabilities:
Accounts receivables	(6,168)	746
Inventories	461,533	199,957
Prepaid expenses and other current assets	4,368	5,489
Accounts payable and accrued liabilities	(32,987)	30,174
Accounts payable and accrued liabilities - related parties	306,322	224,241
Secured borrowings	58,372	55,429
Net Cash Provided By (Used In) Operating Activities	66,755	(54,150)

Cash Flows From Investing Activities:
Proceeds on sale of mine property	-	249,660
Proceeds on sale of marketable securities	447,136	-
Purchase of marketable securities	-	(119)
Purchase of property, plant and equipment	(23,477)	(5,648)
Net Cash Provided By Investing Activities	423,659	243,893

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(572,713)	(854,576)
Repayment of convertible notes payable	(158,857)	(9,000)
Repayment of secured borrowings	(83,006)	-
Proceeds from notes payable-related parties	373,000	655,500
Net Cash Used in Financing Activities	(441,576)	(208,076)
Effects of exchange rate changes on cash	133	(115)
Net Change in Cash	48,971	(18,448)
Cash at Beginning of Period	34,358	47,996
Cash at End of Period	$83,329	$29,548

Supplemental disclosure of cash flow information:
Cash paid for interest	$162,204	$116,042
Cash paid for taxes	$33,832	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$1,208,642	$-
Marketable securities received from sale of mine property	$-	$221,424

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2021

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of March 31, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net loss of $5,406,135 during the period ended March 31, 2021 and had a working capital deficit of $33,204,574 as of March 31, 2021. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2021, the results of its consolidated statements of operations and comprehensive income (loss) for the three-month period ended March 31, 2021, and its consolidated cash flows for the three month period ended March 31, 2021. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on March 31, 2021 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable Securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant Liabilities	-	-	29,230	29,230
Debt Derivative Liabilities	-	-	10,954,129	10,954,129
Total Liabilities	$-	$-	$10,983,359	$10,983,359

The fair value of financial instruments on December 31, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable Securities	$118,166	$-	$-	$118,166
Total Assets	$118,166	$-	$-	$118,166

Warrant Liabilities	$-	$-	$22,914	$22,914
Debt Derivative Liabilities	-	-	7,541,393	7,541,393
Total Liabilities	$-	$-	$7,564,307	$7,564,307

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 391,899,821 common share equivalents have been excluded from the diluted loss per share calculation for the three-month period ended March 31, 2021 because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three-month periods ended March 31, 2021 and 2020:

	For the Three Months Ended
Numerator	3/31/2021	3/31/2020
Net Income (Loss) - Controlling Interest	$(5,406,135)	$1,129,271
Amortization of Debt Discounts	-	504,351
Interest Expense	-	112,333
Change in Derivative Liabilities	-	(1,964,401)
Adjusted Net Loss - Controlling Interest	$(5,406,135)	$(218,446)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	93,514,974	62,872,206
Dilutive Shares	-	256,332,846
Diluted Weighted Average Number of Shares Outstanding during Period	93,514,974	319,205,052

Diluted Net Loss per Share	$(0.06)	$(0.00)

Other Comprehensive Loss – Other Comprehensive loss is made up of the exchange differences arising on translating foreign operations, unrealized losses on marketable securities and the net loss for the three-months ending March 31, 2021 and March 31, 2020.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Supplies	$39,232	$69,768
Mineralized Material on Leach Pads	14,917	112,207
ADR Plant	59,254	153,307
Finished Ore	162,665	401,467
Total Inventories	$276,068	$736,749

There were no stockpiles at March 31, 2021 and December 31, 2020.

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

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of March 31, 2021:

Marketable Securities
Balance, December 31, 2020	$118,166
Change in fair value of marketable securities	328,970
Sale of marketable securities	(447,136)
Balance, March 31, 2021	$-

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2021:

Derivative Liabilities
Balance, December 31, 2020	$7,564,307
Change in fair value of derivative liabilities and warrant liability	3,419,052
Balance, March 31, 2021	$10,983,359

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

At March 31, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $10,954,129. The Company recorded a loss from change in fair value of debt derivatives of $3,412,736 for the period ended March 31, 2021. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 152.61%, (3) weighted average risk-free interest rate of 0.07% (4) expected life of 0.78 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 154.0%, (2) weighted average risk-free interest rate of 0.08% and (3) expected life of 1.14 years.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant liabilities – Prior to the periods being reported, the Company issued warrants in conjunction with the issuance of three Crown Bridge Convertible Notes and a Convertible Note with an investor. These warrants contained certain reset provisions. The accounting treatment of derivative financial instruments required that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At March 31, 2021, the Company had a warrant liability of $29,230. The Company recorded a loss from change in fair value of warrant liability of $6,316 for the period ended March 31, 2021. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 146.04% to 211.87%, (3) weighted average risk-free interest rate of 0.07% to 0.35% (4) expected life of 1.36 to 2.57 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 154.0%, (2) weighted average risk-free interest rate of 0.08% and (3) expected life of 1.14 years.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Land	$274,233	$273,248
Buildings	2,396,882	2,388,274
Machinery and Equipment	974,783	971,374
Office Equipment and Furniture	50,668	48,827
Vehicles	103,420	85,921
Construction in Process	11,141	9,015
	3,811,127	3,776,659
Less Accumulated Depreciation	(3,387,079)	(3,362,848)
Total Property, Plant and Equipment	$424,048	$413,811

During the three months ended March 31, 2021 and 2020, the Company recognized depreciation expense of $12,163 and $19,349, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	March 31, 2021	March 31, 2020
Cost of Goods Sold	$10,135	$16,131
General and Administrative	2,028	3,218
Total	$12,163	$19,349

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

The fair value of the long-term liability of $604,508 and $602,337 as of March 31, 2021 and December 31, 2020, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk-free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation obligation for information indicating that our assumptions should change.

Changes to the asset retirement obligation were as follows:

	March 31, 2021	December 31, 2020
Balance, Beginning of Year	$602,337	$513,051
Liabilities incurred	-	89,286
Change due to foreign currency translation	2,171	-
Balance, End of Year	$604,508	$602,337

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Accounts Payable	$683,456	$719,070
Accrued Liabilities	1,914,983	1,619,763
Accrued Salaries and Benefits	645,277	618,257
Advances Payable	181,102	497,395
Total Accrued Liabilities	$3,424,818	$3,454,485

10. Secured Borrowings

On June 25, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $172,663. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $17,266, for a total expected remittance of $189,929. The maturity date of the notes is December 26, 2020. On December 26, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $118,757. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $11,876, for a total expected remittance of $130,633. Also on that day, one of the lenders chose to liquidate a portion of his balance amounting to $83,006. This amount was paid to the lender in January 2021. The maturity date of the notes is June 26, 2021. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash.

Secured Borrowings	March 31, 2021	December 31, 2020
Secured obligations	$118,757	$201,763
Guaranteed interest	11,876	11,876
Deferred interest	(5,677)	(11,550)
	124,956	202,089
Gold held as security		(52,499)
Secured Borrowings, net	$124,956	$149,590

11. Notes Payable

Notes payable were comprised of the following as of March 31, 2021 and December 31, 2020:

Notes Payable	March 31, 2021	December 31, 2020
Phil Zobrist	$60,000	$60,000
Small Business Administration	100,000	100,000
Total Notes Payable	160,000	160,000
Less Short-Term Notes Payable	-	-
Total Long-Term Notes Payable	$160,000	$160,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of March 31 2021, the gross balance of the note was $60,000 and accrued interest was $89,797.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. As of March 31, 2021, the gross balance of the note was $100,000 and accrued interest was $953.

12. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2021 and December 31, 2020:

Notes Payable - Related Parties	Relationship	March 31, 2021	December 31, 2020
Clavo Rico, Inc.	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	30,000	50,000
Francis E. Rich IRA	Immediate Family Member	50,000	50,000
Legends Capital	Affiliate - Controlled by Director	715,000	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,509,573	1,476,039
Pine Valley Investments	Affiliate - Controlled by Director	-	150,000
Cluff-Rich PC	Affiliate - Controlled by Director	-	-
Total Notes Payable - Related Parties		$6,968,553	$7,105,019

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

On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. As of March 31, 2021, the gross balance of the notes was $3,377,980 and accrued interest was $5,277,436.

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of March 31, 2021, the gross balance of the note was $185,000 and accrued interest was $334,460.

D. D’Ambrosio – On July 17, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $50,000 (the “Note”) due on January 15, 2021 and bears a 5.00% interest rate. The Company made a payment of $2,500 towards the principal balance of $2,500 on February 2, 2021. The Company made a payment of $47,500 towards the principal balance and accrued interest of $47,500 on February 22, 2021. As of March 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 5, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $145,000 (the “Note”) due on February 7, 2021 and bears a 5.00% interest rate. The Company made a payment of $152,250 towards the principal balance and accrued interest of $7,250 on February 2, 2021. As of March 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 1, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $88,000 (the “Note”) due on March 1, 2021 and bears a 5.00% interest rate. The Company made a payment of $92,400 towards the principal balance and accrued interest of $4,400 on March 1, 2021. As of March 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 25, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $70,000 (the “Note”) due on April 1, 2021 and bears a 5.00% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on March 23, 2021. As of March 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On March 31, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $30,000 (the “Note”) due on May 1, 2021 and bears a 5.00% interest rate. As of March 31, 2021, the outstanding balance of the Note was $30,000 and accrued interest was $1,500.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2019 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. As of March 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Francis E. Rich IRA – On October 23, 2020, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 50,000 (the “Note”) due on April 23, 2021 and bears a 5.0% interest rate. As of March 31, 2021, the outstanding balance of the Note was $50,000 and accrued interest was $1,534.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of March 31, 2021, the gross balance of the note was $715,000 and accrued interest was $1,252,746.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of March 31, 2021, the gross balance of the note was $1,101,000 and accrued interest was $1,904,503.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of March 31, 2021, the gross balance of the note was $1,509,573 and accrued interest was $0.

Pine Valley Investments, LLC – On November 30, 2020, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $200,000 (the “Note”) due on December 31, 2020 and bears a 5.0% interest rate. The Company made a payment of $60,000 towards the principal balance and accrued interest of $10,000 on December 31, 2020. The Company made a payment of $25,000 towards the principal balance on January 29, 2021. The Company made a payment of $125,000 towards the principal balance on February 28, 2021. As of March 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Cluff-Rich PC – On January 29, 2021, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on February 28, 2021 and bears a 5.0% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on March 1, 2021. As of March 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

13. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2021 and December 31, 2020:

Convertible Notes Payable	March 31, 2021	December 31, 2020
Antczak Polich Law LLC	$304,123	$320,123
Investor	3,179,943	3,448,700
Scotia International	400,000	400,000
Total Convertible Notes Payable	3,884,066	4,168,823
Less Unamortized Discount	(277,967)	(774,431)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,606,099	3,394,392
Less Short-Term Convertible Notes Payable	(3,326,156)	(2,176,677)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$279,943	$1,217,715

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of March 31, 2021, the gross balance of the note was $300,000 and accrued interest was $66,016.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the years ended December 31, 2020 and 2019 and the three months ended March 31, 2021, the Company made several payments amounting to $125,877. As of March 31, 2021, the gross balance of the note was $4,123 and accrued interest was $15,134.

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company has agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the three-months ended March 31, 2021, the investor converted $125,900 of the principal balance into 33,045,161 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,096,752. The Company also made cash payments of $142,857 towards the principal balance of the note. The Company has made payments according to the agreement, but is not current with all payments due thereunder. For the three months ended March 31, 2021, the Company amortized $475,026 of debt discount to current period operations as interest expense. As of March 31, 2021, the gross balance of the note was $3,179,973 and accrued interest was $1,428,358.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the three months ended March 31, 2021, the Company amortized $7,436 of debt discount to current period operations as interest expense. As of March 31, 2021, the gross balance of the note was $400,000 and accrued interest was $53,326.

14. Stockholders’ Deficit

Common Stock

On January 5, 2021, the Company issued to an Investor 2,493,479 shares of its common stock under a conversion notice. The conversion was for $9,500 in principal. The shares were valued at $0.022 per share for a total value of $54,857. The Company recognized a loss of extinguishment of debt of $46,971 on this conversion.

On January 15, 2021, the Company issued to an Investor 2,598,468 shares of its common stock under a conversion notice. The conversion was for $9,900 in principal. The shares were valued at $0.0224 per share for a total value of $58,206. The Company recognized a loss of extinguishment of debt of $49,847 on this conversion.

On January 26, 2021, the Company issued to an Investor 2,624,715 shares of its common stock under a conversion notice. The conversion was for $10,000 in principal. The shares were valued at $0.024 per share for a total value of $62,993. The Company recognized a loss of extinguishment of debt of $54,409 on this conversion.

On February 5, 2021, the Company issued to an Investor 2,598,468 shares of its common stock under a conversion notice. The conversion was for $9,900 in principal. The shares were valued at $0.029 per share for a total value of $75,356. The Company recognized a loss of extinguishment of debt of $66,730 on this conversion.

On February 9, 2021, the Company issued to an Investor 2,755,951 shares of its common stock under a conversion notice. The conversion was for $10,500 in principal. The shares were valued at $0.035 per share for a total value of $96,458. The Company recognized a loss of extinguishment of debt of $87,254 on this conversion.

On February 17, 2021, the Company issued to an Investor 2,677,209 shares of its common stock under a conversion notice. The conversion was for $10,200 in principal. The shares were valued at $0.046 per share for a total value of $123,152. The Company recognized a loss of extinguishment of debt of $114,106 on this conversion.

On February 22, 2021, the Company issued to an Investor 2,703,456 shares of its common stock under a conversion notice. The conversion was for $10,300 in principal. The shares were valued at $0.0535 per share for a total value of $144,635. The Company recognized a loss of extinguishment of debt of $135,434 on this conversion.

On March 2, 2021, the Company issued to an Investor 2,677,209 shares of its common stock under a conversion notice. The conversion was for $10,200 in principal. The shares were valued at $0.04 per share for a total value of $107,088. The Company recognized a loss of extinguishment of debt of $97,873 on this conversion.

On March 8, 2021, the Company issued to an Investor 2,834,692 shares of its common stock under a conversion notice. The conversion was for $10,800 in principal. The shares were valued at $0.0399 per share for a total value of $113,104. The Company recognized a loss of extinguishment of debt of $103,264 on this conversion.

On March 11, 2021, the Company issued to an Investor 2,913,434 shares of its common stock under a conversion notice. The conversion was for $11,100 in principal. The shares were valued at $0.0522 per share for a total value of $152,081. The Company recognized a loss of extinguishment of debt of $141,925 on this conversion.

On March 15, 2021, the Company issued to an Investor 3,018,422 shares of its common stock under a conversion notice. The conversion was for $11,500 in principal. The shares were valued at $0.039 per share for a total value of $117,718. The Company recognized a loss of extinguishment of debt of $107,137 on this conversion.

On March 25, 2021, the Company issued to an Investor 3,149,658 shares of its common stock under a conversion notice. The conversion was for $12,000 in principal. The shares were valued at $0.0327 per share for a total value of $102,994. The Company recognized a loss of extinguishment of debt of $91,802 on this conversion.

Warrants

The following tables summarize the warrant activity during the three months ended March 31, 2021 and the year ended December 31, 2020:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2019	9,613,637	$0.53
Forfeited	(63,637)	-
Balance at December 31, 2020	9,550,000	0.49
Balance at March 31, 2021	9,550,000	$0.49

2021 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2021	Weighted Average Exercise Price
$ 0.40 - 0.75	9,550,000	1.16 years	$0.49	9,550,000	$0.49

15. Income Taxes

The Company’s subsidiaries, Compania Minera Cerros del Sur and Compania Minera Clavo Rico, which are located in Honduras, are required to pay income tax and solidarity tax on their income and/or assets annually. The annual report was completed during the three-month period ended March 31, 2021 and the company recognized a tax liability of $157,690 during the period and paid $33,832 of this tax liability.

16. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of March 31, 2021, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took several short-term notes payable from related parties during the three months ended March 31, 2021. The Company received $373,000 in cash from related parties and paid out $572,713 in cash to related parties on notes payable.

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

18. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the three months ended March 31, 2021, one hundred percent (100%) of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of March 31, 2021. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

19. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below:

On April 5, 2021, the Company issued to an Investor 3,307,141 shares of its common stock under a conversion notice.

On April 20, 2021, the Company issued to an Investor 3,412,130 shares of its common stock under a conversion notice.

On April 28, 2021, the Company issued to an Investor 3,569,612 shares of its common stock under a conversion notice.

On May 11, 2021, the Company issued to an Investor 3,648,354 shares of its common stock under a conversion notice.

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

This discussion should be read in conjunction with our financial statements on our 2020 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2021, the results of its consolidated statements of operations and comprehensive loss for the three- and three month periods ended March 31, 2021 and 2020, and its consolidated cash flows for the three month periods ended March 31, 2021 and 2020. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Prior to the expansion, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 750 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of March 31, 2022.

The Company has engaged in preliminary drilling of this area, and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Three Months ended March 31, 2021 compared to the Three Months ended March 31, 2020

We had net loss of $5,406,135 for the three-month period ended March 31, 2021, and a net income of $1,129,271 for the three month period ended March 31, 2020. This change in our results over the two periods is primarily the result of an increase in revenue, a decrease in general and administrative expenses, the change in the derivative liabilities, the sale of the mine property in Idaho, and the change in marketable securities. The following table summarizes key items of comparison and their related increase (decrease) for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase/
	2021	2020	(Decrease)

Revenues	$1,529,329	$1,128,706	$400,623
Cost of Sales	1,241,648	944,091	297,557
General and Administrative	290,104	332,229	(42,125)
Depreciation and Amortization Expenses	2,028	3,218	(1,190)
Total Operating Expenses	292,132	335,447	(43,315)
Income (Loss) from Operations	(4,451)	(150,832)	146,381
Other Income (expense)	12,402	1,278	(11,124)
Gain on Sale of Mine Property	-	471,084	471,084
Change in Derivative Liabilities	(3,419,052)	2,056,662	5,475,714
Change in Marketable Securities	328,970	(57,042)	(386,012)
Loss on Extinguishment of Debt	(1,096,752)	(218,547)	878,205
Interest Expense	(1,069,562)	(973,332)	96,230
Income (Loss) from Operations Before Taxes	(5,406,135)	1,129,271	6,535,406
Net Income (Loss)	$(5,406,135)	$1,129,271	$6,535,406

Revenues increased because of the lessened restrictions from the Covid-19 mandated shut-down that slowed the production in the last month of the first quarter of 2020 because no new material was placed on the leach pads for several weeks.

Cost of sales increased in relation to the increase in revenue for the three-month period ended March 31, 2021. Cost of sales were different in the three-month period ended March 31, 2020 because of the lower amounts of ore placed on the leach pad during the Covid-19 shutdown period. Many of the fixed costs of the Company remained the same. Even though most of the plant was closed during a portion of the first quarter, the Company was still required to pay salaries and wages while the employees were not working, and no revenues were being produced. Cost of sales decreased as a percentage of revenue from 84% in the three-month period ended March 31, 2020 to 81% in the three-month period ended March 31, 2021 because of the increased price of gold for the three-month period ended March 31, 2021.

General and administrative expenses decreased because of lower consulting fees and investor relations expenses.

Changes in derivative liabilities were because of the higher stock prices during this quarter.

Interest expense increased in 2021 because of the default interest rate on the secured senior convertible note.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2021 reflects assets of $983,175. We had cash in the amount of $83,329 and working capital deficit in the amount of $33,204,574 as of March 31, 2021. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2021	December 31, 2020
Current assets	$395,446	$923,424
Current liabilities	33,600,020	28,987,520
Working capital deficit	$(33,204,574)	$(28,064,096)

We anticipate generating losses and, therefore, may be unable to continue operations in the future if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $40,074,763. In addition, there is a working capital deficit of $33,204,574 as of March 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three Months Ended March 31,
	2021	2020
Net Cash Provided by (Used in) Operating Activities	$66,755	$(54,150)
Net Cash Provided by (Used in) Investing Activities	423,659	243,893
Net Cash Provided by (Used in) Financing Activities	(441,576)	(208,076)
Effects of Exchange Rate Changes on Cash	133	(115)
Net Increase (Decrease) in Cash	$48,971	$(18,448)

Operating Activities

Net cash flow provided by operating activities during the three months ended March 31, 2021 was $66,755, an increase of $120,905 from the $54,150 net cash used in during the three months ended March 31, 2020. This increase in the cash provided by operating activities was primarily due to the decrease in inventory and an increase in accounts payable and accrued liabilities.

Investing Activities

Investing activities during the three months ended March 31, 2021 provided $423,659, an increase of $179,766 from the $243,893 used by investing activities during the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company purchased $23,477 in fixed assets but also received proceeds of $447,136 from the sale of marketable securities.

Financing Activities

Financing activities during the three months ended March 31, 2021 used cash of $441,576, an increase of $233,500 from the $208,076 used in financing activities during the three-months ended March 31, 2020. During the three months ended March 31, 2021, the Company received $373,000 in proceeds from notes payable - related parties. The Company made $572,713 in payments on notes payable – related parties, $158,857 in payments on convertible notes payable and $83,006 in secured borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

On February 22, 2021, the Company issued to an Investor 2,703,456 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

On March 8, 2021, the Company issued to an Investor 2,834,692 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

On March 15, 2021, the Company issued to an Investor 3,018,422 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

On April 5, 2021, the Company issued to an Investor 3,307,141 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 20, 2021, the Company issued to an Investor 3,412,130 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 28, 2021, the Company issued to an Investor 3,569,612 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On May 11, 2021, the Company issued to an Investor 3,648,354 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

INCEPTION MINING INC.

Date: May 24, 2021	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)