Form 10-Q
period 2021-06-30
INCEPTION MINING INC.
filed 2021-08-23
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55219

Inception Mining Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2302128
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

5330 South 900 East, Suite 280 Murray, Utah	84117
(Address of Principal Executive Offices)	(Zip Code)

801-312-8113

(Registrant’s telephone number, including area code)

Copies to:

Brunson Chandler & Jones, PLLC

175 South Main Street, Suite 1410

Salt Lake City, Utah 84111

(801) 303-5721

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company ☐
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered to Section 12(b) of the Act: None.

As of August 18, 2021, there were 145,055,055 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$170,482	$34,358
Accounts receivable	12,431	11,870
Inventories	658,035	736,749
Marketable securities	-	118,166
Prepaid expenses and other current assets	17,998	22,281
Total Current Assets	858,946	923,424

Property, plant and equipment, net	415,123	413,811
Right of use asset	42,594	-
Other assets	164,791	163,095
Total Assets	$1,481,454	$1,500,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,096,532	$3,454,485
Accrued interest - related parties	9,016,585	8,537,442
Secured borrowings, net	-	149,590
Lease liability – current portion	12,591	-
Note payable – current portion	100,000	-
Notes payable - related parties	7,204,643	7,105,019
Convertible notes payable	3,767,036	2,176,677
Derivative liabilities	5,075,691	7,564,307
Total Current Liabilities	29,273,078	28,987,520

Long-term note payable	91,667	160,000
Lease liability, net of current portion	30,003	-
Convertible notes payable, net of current portion	-	1,217,715
Mine reclamation obligation	648,131	602,337
Total Liabilities	30,042,879	30,967,572

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 135,598,488 and 78,664,420 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,356	787
Additional paid-in capital	7,574,763	5,882,614
Accumulated deficit	(35,451,201)	(34,668,784)
Accumulated other comprehensive income	(677,846)	(673,185)
Total Controlling Interest	(28,552,927)	(29,458,567)
Non-Controlling Interest	(8,498)	(8,675)
Total Stockholders’ Deficit	(28,561,425)	(29,467,242)
Total Liabilities and Stockholders’ Deficit	$1,481,454	$1,500,330

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Precious Metals Income	$1,012,575	$803,607	$2,541,904	$1,932,313
Cost of goods sold	435,477	611,984	1,677,125	1,556,075
Gross profit	577,098	191,623	864,779	376,238

Operating Expenses
General and administrative	351,260	311,654	641,364	643,883
Depreciation and amortization	2,571	1,209	4,599	4,427
Total Operating Expenses	353,831	312,863	645,963	648,310
Income (Loss) from Operations	223,267	(121,240)	218,816	(272,072)

Other Income/(Expenses)
Other income (expense)	(5,506)	17,213	6,896	18,491
Gain on sale of mine property	-	-	-	471,084
Change in derivative liability	5,907,668	(4,754,910)	2,488,616	(2,698,248)
Change in marketable securities	-	435,984	328,970	378,942
Loss on extinguishment of debt	(394,722)	(136,015)	(1,491,474)	(354,562)
Interest expense	(1,106,567)	(1,453,944)	(2,176,129)	(2,427,276)
Total Other Income/(Expenses)	4,400,873	(5,891,672)	(843,121)	(4,611,569)

Net Income (Loss) from Operations before Income Taxes	4,624,140	(6,012,912)	(624,305)	(4,883,641)
Provision for Income Taxes	(245)	-	(157,935)	-
NET INCOME (LOSS)	4,623,895	(6,012,912)	(782,240)	(4,883,641)
NET INCOME (LOSS) - Non-Controlling Interest	(333)	(25)	(177)	1,211
NET INCOME (LOSS) - Controlling Interest	$4,623,562	$(6,012,937)	$(782,417)	$(4,882,430)

Net income (loss) per share - Basic	$0.04	$(0.09)	$(0.01)	$(0.07)
Net income (loss) per share - Diluted	$(0.00)	$(0.09)	$(0.01)	$(0.07)
Weighted average number of shares outstanding during the period - Basic	124,823,312	67,672,109	109,255,630	65,272,158
Weighted average number of shares outstanding during the period - Diluted	2,340,253,742	67,672,109	109,255,630	65,272,158

NET INCOME (LOSS)	$4,623,895	$(6,012,912)	$(782,240)	$(4,883,641)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(8,100)	(7,675)	(4,661)	(92,306)
Total Comprehensive Income (Loss)	4,615,795	(6,020,587)	(786,901)	(4,975,947)
Total Comprehensive Income (Loss) - Non-Controlling Interest	292	(139)	128	(77)
Total Comprehensive Income (Loss) - Controlling Interest	$4,616,087	$(6,020,726)	$(786,773)	$(4,976,024)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2020	51	$1	78,668,420	$787	$5,882,614	$(34,668,784)	$(673,185)	$(8,675)	$(29,467,242)
Shares issued with note payable	-	-	33,045,161	330	1,208,312	-	-	-	1,208,642
Foreign currency translation adjustment	-	-	-	-	-	-	3,439	-	3,439
Net loss for the period	-	-	-	-	-	(5,405,979)	-	(156)	(5,406,135)
Balance, March 31, 2021	51	1	111,713,581	1,117	7,090,926	(40,074,763)	(669,746)	(8,831)	(33,661,296)
Shares issued with note payable	-	-	23,884,907	239	483,837	-	-	-	484,076
Foreign currency translation adjustment	-	-	-	-	-	-	(8,100)	-	(8,100)
Net income for the period	-	-	-	-	-	4,623,562	-	333	4,623,895
Balance, June 30, 2021	51	$1	135,598,488	$1,356	$7,574,763	$(35,451,201)	$(677,846)	$(8,498)	$(28,561,425)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2019	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)
Shares issued for services	-	-	600,000	6	28,994	-	-	-	29,000
Shares issued with note payable	-	-	5,340,000	54	218,493	-	-	-	218,547
Foreign currency translation adjustment	-	-	-	-	-	-	(84,631)	-	(84,631)
Net loss for the period	-	-	-	-	-	1,130,507	-	(1,236)	1,129,271
Balance, March 31, 2020	51	1	65,975,102	660	5,557,031	(35,880,576)	(610,582)	(9,189)	(30,942,655)
Shares issued for services	-	-	200,000	2	5,958	-	-	-	5,960
Shares issued with note payable	-	-	2,274,469	22	109,596	-	-	-	109,618
Share cancellation	-	-	(624)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7,675)	-	(7,675)
Net loss for the period	-	-	-	-	-	(6,012,937)	-	25	(6,012912)
Balance, June 30, 2020	51	$1	68,448,947	$684	$5,672,585	$(41,893,513)	$(618,257)	$(9,164)	$(36,847,664)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities:
Net Loss	$(782,240)	$(4,883,641)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	26,065	27,437
Common stock issued for services	-	34,960
Loss on extinguishment of debt	1,491,474	354,562
Change in derivative liability	(2,488,616)	2,698,248
Change in marketable securities	(328,970)	(378,942)
Gain on sale of mine property	-	(471,084)
Amortization of debt discount	742,745	1,006,651
Changes in operating assets and liabilities:
Trade receivables	(496)	7,036
Inventories	78,714	186,030
Prepaid expenses and other current assets	4,456	(7,128)
Accounts payable and accrued liabilities	672,295	713,145
Accounts payable and accrued liabilities - related parties	617,789	566,779
Secured borrowings	67,924	186,768
Net Cash Provided By Operating Activities	101,140	40,822

Cash Flows From Investing Activities:
Proceeds on sale of mine property	-	249,660
Proceeds on sale of marketable securities	447,136	-
Purchase of marketable securities	-	(883)
Purchase of property, plant and equipment	(23,144)	(122,901)
Net Cash Provided By Investing Activities	423,992	125,876

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(777,000)	(1,182,949)
Repayment of convertible notes payable	(168,857)	(69,429)
Repayment of secured borrowings	(217,514)	-
Proceeds from notes payable	31,667	100,000
Proceeds from notes payable-related parties	742,500	1,084,500
Net Cash Used in Financing Activities	(389,204)	(67,878)
Effects of exchange rate changes on cash	196	(173)
Net Change in Cash	136,124	98,647
Cash at Beginning of Period	34,358	47,996
Cash at End of Period	$170,482	$146,643

Supplemental disclosure of cash flow information:
Cash paid for interest	$249,931	$204,896
Cash paid for taxes	$33,832	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$1,692,718	$12,179
Marketable securities received from sale of mine property	$-	$221,424

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2021

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of June 30, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net loss of $782,417 during the period ended June 30, 2021 and had a working capital deficit of $28,414,132 as of June 30, 2021. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2021, the results of its consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2021, and its consolidated cash flows for the six-month period ended June 30, 2021. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on June 30, 2021 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$20,570	$20,570
Debt derivative liabilities	-	-	5,055,121	5,055,121
Total Liabilities	$-	$-	$5,075,691	$5,075,691

The fair value of financial instruments on December 31, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$118,166	$-	$-	$118,166
Total Assets	$118,166	$-	$-	$118,166

Warrant liabilities	$-	$-	$22,914	$22,914
Debt derivative liabilities	-	-	7,541,393	7,541,393
Total Liabilities	$-	$-	$7,564,307	$7,564,307

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 2,226,406,340 common share equivalents have been excluded from the diluted loss per share calculation for the six-month period ended June 30, 2021 because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and six-month periods ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
Numerator	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net Income (Loss) - Controlling Interest	$4,623,592	$(6,012,937)	$(782,417)	$(4,882,430)
Amortization of Debt Discounts	260,293	-	-	-
Interest Expense	(496,837)	-	-	-
Loss on Conversion of Debt	394,722	-	-	-
Change in Derivative Liabilities	(5,899,008)	-	-	-
Adjusted Net Loss - Controlling Interest	$(1,117,238)	$(6,012,937)	$(782,417)	$(4,882,430)

Denominator	Shares	Shares	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	109,255,630	67,672,109	124,823,312	65,272,158
Dilutive Shares	2,215,430,430	-	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	2,340,253,742	67,672,109	124,823,312	65,272,158

Diluted Net Loss per Share	$(0.00)	$(0.09)	$(0.00)	$(0.07)

Other Comprehensive Loss – Other Comprehensive loss is made up of the exchange differences arising on translating foreign operations, unrealized losses on marketable securities and the net loss for the three-months ending June 30, 2021 and June 30, 2020.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Supplies	$81,683	$69,768
Mineralized Material on Leach Pads	85,284	112,207
ADR Plant	127,884	153,307
Finished Ore	363,184	401,467
Total Inventories	$658,035	$736,749

There were no stockpiles at June 30, 2021 and December 31, 2020.

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

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of June 30, 2021:

Marketable Securities
Balance, December 31, 2020	$118,166
Change in fair value of marketable securities	328,970
Sale of marketable securities	(447,136)
Balance, June 30, 2021	$-

5. Derivative Financial Instruments

The Company adopted the provisions of ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2021:

Derivative Liabilities
Balance, December 31, 2020	$7,564,307
Change in fair value of derivative liabilities and warrant liability	(2,488,616)
Balance, June 30, 2021	$5,075,691

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

At June 30, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $5,055,121. The Company recorded a gain from change in fair value of debt derivatives of $2,486,272 for the period ended June 30, 2021. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Company’s Enterprise Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 120.22%, (3) weighted average risk-free interest rate of 0.06% (4) expected life of 0.53 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Company’s Enterprise Valuation Model was based on the following assumptions: (1) outstanding note balance at June 30, 2021 of $3,088,943, (2) outstanding shares of common stock at June 30, 2021 of 135,598,488 shares and (3) closing stock price on June 30, 2021 of $0.0145 per share.

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

At June 30, 2021, the Company had a warrant liability of $20,570. The Company recorded a loss from change in fair value of warrant liability of $2,344 for the period ended June 30, 2021. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 139.29% to 181.56%, (3) weighted average risk-free interest rate of 0.07% to 0.25% (4) expected life of 1.11 to 2.32 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 143.90%, (2) weighted average risk-free interest rate of 0.07% and (3) expected life of 0.53 years.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Land	$276,099	$273,248
Buildings	2,413,193	2,388,274
Machinery and Equipment	981,244	971,374
Office Equipment and Furniture	51,001	48,827
Vehicles	104,124	85,921
Construction in Process	13,423	9,015
	3,839,084	3,776,659
Less Accumulated Depreciation	(3,423,961)	(3,362,848)
Total Property, Plant and Equipment	$415,123	$413,811

During the six months ended June 30, 2021 and 2020, the Company recognized depreciation expense of $26,065 and $27,437, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	June 30, 2021	June 30, 2020
Cost of Goods Sold	$21,466	$23,010
General and Administrative	4,599	4,427
Total	$26,065	$27,437

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

The fair value of the long-term liability of $648,131 and $602,337 as of June 30, 2021 and December 31, 2020, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk-free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation obligation for information indicating that our assumptions should change.

Changes to the asset retirement obligation were as follows:

	June 30, 2021	December 31, 2020
Balance, Beginning of Year	$602,337	$513,051
Liabilities incurred	39,509	89,286
Change due to foreign currency translation	6,285	-
Balance, End of Year	$648,131	$602,337

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Accounts Payable	$634,710	$719,070
Accrued Liabilities	2,507,927	1,619,763
Accrued Salaries and Benefits	618,461	618,257
Advances Payable	335,434	497,395
Total Accrued Liabilities	$4,096,532	$3,454,485

10. Secured Borrowings

On June 25, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $172,663. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $17,266, for a total expected remittance of $189,929. The maturity date of the notes is December 26, 2020. On December 26, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $118,757. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $11,876, for a total expected remittance of $130,633. Also on that day, one of the lenders chose to liquidate a portion of his balance amounting to $83,006. This amount was paid to the lender in January 2021. The maturity date of the notes is June 26, 2021. In May 2021, the remaining agreements were liquidated for an amount totaling $134,508. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash.

Secured Borrowings	June 30, 2021	December 31, 2020
Secured obligations	$-	$201,763
Guaranteed interest	-	11,876
Deferred interest	-	(11,550)
	-	202,089
Gold held as security	-	(52,499)
Secured Borrowings, net	$-	$149,590

11. Notes Payable

Notes payable were comprised of the following as of June 30, 2021 and December 31, 2020:

Notes Payable	June 30, 2021	December 31, 2020
Phil Zobrist	$60,000	$60,000
Small Business Administration	131,667	100,000
Total Notes Payable	191,667	160,000
Less Short-Term Notes Payable	100,000	-
Total Long-Term Notes Payable	$91,667	$160,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of June 30, 2021, the gross balance of the note was $60,000 and accrued interest was $91,489.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. On April 30, 2021, the Company issued an additional unsecured Promissory Note to the Small Business Administration in the principal amount of $31,667 that matures on April 30, 2023 and bears 3.75% per annum interest under additional funding of the Covid-19 Cares Act. The total net proceeds the Company received was $31,667. The Company is in the process of getting these loans forgiven under the Covid-19 Cares Act. As of June 30, 2021, the gross balance of the note was $131,667 and accrued interest was $1,203.

12. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of June 30, 2021 and December 31, 2020:

Notes Payable - Related Parties	Relationship	June 30, 2021	December 31, 2020
Clavo Rico, Inc.	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	125,000	50,000
Francis E. Rich	Immediate Family Member	90,000	-
Francis E. Rich IRA	Immediate Family Member	-	50,000
Legends Capital	Affiliate - Controlled by Director	715,000	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,610,163	1,476,039
Pine Valley Investments	Affiliate - Controlled by Director	-	150,000
Total Notes Payable - Related Parties		$7,204,643	$7,105,019

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

On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. As of June 30, 2021, the gross balance of the notes was $3,377,980 and accrued interest was $5,429,029.

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of June 30, 2021, the gross balance of the note was $185,000 and accrued interest was $342,762.

D. D’Ambrosio – On July 17, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $50,000 (the “Note”) due on January 15, 2021 and bears a 5.00% interest rate. The Company made a payment of $2,500 towards the principal balance of $2,500 on February 2, 2021. The Company made a payment of $47,500 towards the principal balance and accrued interest of $47,500 on February 22, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 5, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $145,000 (the “Note”) due on February 7, 2021 and bears a 5.00% interest rate. The Company made a payment of $152,250 towards the principal balance and accrued interest of $7,250 on February 2, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 1, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $88,000 (the “Note”) due on March 1, 2021 and bears a 5.00% interest rate. The Company made a payment of $92,400 towards the principal balance and accrued interest of $4,400 on March 1, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 25, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $70,000 (the “Note”) due on April 1, 2021 and bears a 5.00% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on March 23, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On March 31, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $40,000 (the “Note”) due on May 1, 2021 and bears a 5.00% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on May 1, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On April 23, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $72,000 (the “Note”) due on May 31, 2021 and bears a 5.00% interest rate. The Company made a payment of $75,600 towards the principal balance and accrued interest of $3,600 on May 14, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 18, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $72,000 (the “Note”) due on June 30, 2021 and bears a 5.00% interest rate. The Company made a payment of $75,600 towards the principal balance and accrued interest of $3,600 on June 16, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 27, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $71,000 (the “Note”) due on November 30, 2021 and bears a 5.00% interest rate. As of June 30, 2021, the outstanding balance of the Note was $71,000 and accrued interest was $3,550.

D. D’Ambrosio – On June 21, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $54,500 (the “Note”) due on July 31, 2021 and bears a 5.00% interest rate. As of June 30, 2021, the outstanding balance of the Note was $54,500 and accrued interest was $3,225.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2019 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Francis E. Rich – On May 24, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of 50,000 (the “Note”) due on November 23, 2021 and bears a 5.0% interest rate. As of June 30, 2021, the outstanding balance of the Note was $50,000 and accrued interest was $2,500.

Francis E. Rich – On June 25, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of 40,000 (the “Note”) due on July 31, 2021 and bears a 5.0% interest rate. As of June 30, 2021, the outstanding balance of the Note was $40,000 and accrued interest was $0.

Francis E. Rich IRA – On October 23, 2020, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 50,000 (the “Note”) due on April 23, 2021 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on April 23, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of June 30, 2021, the gross balance of the note was $715,000 and accrued interest was $1,284,833.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of June 30, 2021, the gross balance of the note was $1,101,000 and accrued interest was $1,953,912.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of June 30, 2021, the gross balance of the note was $1,610,163 and accrued interest was $0.

Pine Valley Investments, LLC – On November 30, 2020, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $200,000 (the “Note”) due on December 31, 2020 and bears a 5.0% interest rate. The Company made a payment of $60,000 towards the principal balance and accrued interest of $10,000 on December 31, 2020. The Company made a payment of $25,000 towards the principal balance on January 29, 2021. The Company made a payment of $125,000 towards the principal balance on February 28, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Cluff-Rich PC – On January 29, 2021, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on February 28, 2021 and bears a 5.0% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on March 1, 2021. As of June 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

13. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2021 and December 31, 2020:

Convertible Notes Payable	June 30, 2021	December 31, 2020
Antczak Polich Law LLC	$294,123	$320,123
Investor	3,088,943	3,448,700
Scotia International	400,000	400,000
Total Convertible Notes Payable	3,783,066	4,168,823
Less Unamortized Discount	(16,030)	(774,431)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,767,036	3,394,392
Less Short-Term Convertible Notes Payable	(3,767,036)	(2,176,677)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$1,217,715

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the six months ended June 30, 2021, the Company made payments amounting to $5,877. As of June 30, 2021, the gross balance of the note was $294,123 and accrued interest was $71,958.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the years ended December 31, 2020 and 2019 and the six months ended June 30, 2021, the Company made several payments amounting to $130,000. As of June 30, 2021, the gross balance of the note was $0 and accrued interest was $15,148.

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company has agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the six-months ended June 30, 2021, the investor converted $216,900 of the principal balance into 56,930,068 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,491,474. The Company also made cash payments of $142,857 towards the principal balance of the note. The Company is not current with all payments due according to the agreement. For the six months ended June 30, 2021, the Company amortized $727,700 of debt discount to current period operations as interest expense. As of June 30, 2021, the gross balance of the note was $3,088,943 and accrued interest was $1,925,201.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the six months ended June 30, 2021, the Company amortized $14,955 of debt discount to current period operations as interest expense. As of June 30, 2021, the gross balance of the note was $400,000 and accrued interest was $59,310.

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

On April 5, 2021, the Company issued to an Investor 3,307,141 shares of its common stock under a conversion notice. The conversion was for $12,600 in principal. The shares were valued at $0.0315 per share for a total value of $104,175. The Company recognized a loss of extinguishment of debt of $92,252 on this conversion.

On April 20, 2021, the Company issued to an Investor 3,412,130 shares of its common stock under a conversion notice. The conversion was for $13,000 in principal. The shares were valued at $0.0205 per share for a total value of $69,949. The Company recognized a loss of extinguishment of debt of $57,413 on this conversion.

On April 28, 2021, the Company issued to an Investor 3,569,612 shares of its common stock under a conversion notice. The conversion was for $13,600 in principal. The shares were valued at $0.021 per share for a total value of $74,962. The Company recognized a loss of extinguishment of debt of $61,717 on this conversion.

On May 11, 2021, the Company issued to an Investor 3,648,354 shares of its common stock under a conversion notice. The conversion was for $13,900 in principal. The shares were valued at $0.019 per share for a total value of $69,319. The Company recognized a loss of extinguishment of debt of $55,567 on this conversion.

On May 21, 2021, the Company issued to an Investor 4,986,959 shares of its common stock under a conversion notice. The conversion was for $19,000 in principal. The shares were valued at $0.0183 per share for a total value of $91,261. The Company recognized a loss of extinguishment of debt of $72,261 on this conversion.

On June 18, 2021, the Company issued to an Investor 4,960,711 shares of its common stock under a conversion notice. The conversion was for $18,900 in principal. The shares were valued at $0.015 per share for a total value of $74,411. The Company recognized a loss of extinguishment of debt of $55,511 on this conversion.

Warrants

The following tables summarize the warrant activity during the three months ended June 30, 2021 and the year ended December 31, 2020:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2019	9,613,637	$1.12
Forfeited	(63,637)	0.49
Balance at December 31, 2020	9,550,000	0.53
Forfeited	-	-
Balance at June 30, 2021	9,550,000	$0.49

2021 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2021	Weighted Average Exercise Price
$0.40 - 0.75	9,550,000	0.92 years	$0.49	9,550,000	$0.49

15. Income Taxes

The Company’s subsidiaries, Compania Minera Cerros del Sur and Compania Minera Clavo Rico, which are located in Honduras, are required to pay income tax and solidarity tax on their income and/or assets annually. The annual report was completed during the six month period ended June 30, 2021 and the company recognized a tax liability of $157,935 during the period and paid $33,832 of this tax liability.

16. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of June 30, 2021, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took several short-term notes payable from related parties during the six months ended June 30, 2021. The Company received $742,500 in cash from related parties and paid out $777,000 in cash to related parties on notes payable.

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

On June 28, 2021, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., settled a labor dispute brought in Honduras by one of the Company’s former employees for an amount of $19,408.58. The settlement included the Company and all its related entities.

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

18. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the six months ended June 30, 2021, one hundred percent (100%) of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of June 30, 2021. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

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

On July 2, 2021, the Company issued to an Investor 4,665,219 shares of its common stock under a conversion notice.

On July 21, 2021, the Company issued to an Investor 4,791,348 shares of its common stock under a conversion notice.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2021, the results of its consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2021 and 2020, and its consolidated cash flows for the six-month periods ended June 30, 2021 and 2020. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Prior to the expansion, the mine had only been processing approximately less than 500 tons of extracted material per day. The current recovery operational increase has been sized to handle from 500 to 750 tons of extracted material per day on a recovery bed that has the capacity to receive up to 750,000 tons of material. The Company commenced full operations on January 1, 2012 and believes that sufficiently high gold content ore bodies have been located and blocked out to load the leach pad to capacity by the end of September 30, 2022.

The Company has engaged in preliminary drilling of this area and the resulting assays of samples indicate that the material should have grades in the range of 0-5 grams of gold per ton.

Results of Operations

Six months ended June 30, 2021 compared to the Six months ended June 30, 2020

We had a net loss of $782,240 for the six-month period ended June 30, 2020, and a net loss of $4,883,641 for the six-month period ended June 30, 2020. This change in our results over the two periods is primarily the result of an increase in revenue, the change in the derivative liabilities, the sale of the mine property in Idaho, the increase in the loss on extinguishment of debt and the increase in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Increase/
	2021	2020	(Decrease)
Revenues	$2,541,904	$1,932,313	$609,591
Cost of Sales	1,677,125	1,556,075	121,050
Gross Profit	864,779	376,238	488,541
General and Administrative	641,364	643,883	(2,519)
Depreciation and Amortization Expenses	4,599	4,427	172
Total Operating Expenses	645,963	648,310	(2,347)
Income (Loss) from Operations	218,816	(272,072)	(490,888)
Other Income (expense)	6,896	18,491	11,595
Gain on Sale of Mine Property	-	471,084	471,084
Change in Derivative Liabilities	2,488,616	(2,698,248)	(5,186,864)
Change in Marketable Securities	328,970	378,942	49,972
Loss on Extinguishment of Debt	(1,491,474)	(354,562)	1,136,912
Interest Expense	(2,176,129)	(2,427,276)	(251,147)
Income (Loss) from Operations Before Taxes	(624,305)	(4,883,641)	(4,259,336)
Provisions for Income Taxes	(157,935)	-	157,935
Net Income (Loss)	$(782,240)	$(4,883,641)	$(4,101,401)

Revenues increased because of the Covid-19 mandated shut-down slowed the production in the second quarter of 2020 with no new material being placed on the leach pads for several weeks during the shutdown period.

Cost of sales increased in relation to the increase in revenue for the six-month period ended June 30, 2021. Cost of sales were different in the six-month period ended June 30, 2020 because of the lower amounts of ore placed on the leach pad during the Covid-19 shutdown period. Many of the fixed costs of the Company remained the same. Even though most of the plant was closed during a portion of the six-month period, the Company was still required to pay salaries and wages while the employees were not working, and no revenues were being produced. Cost of sales decreased as a percentage of revenue from 80.53% in the six-month period ended June 30, 2020 to 65.98% in the six-month period ended June 30, 2021 because of the increased price of gold for the six-month period ended June 30, 2021.

General and administrative expenses have remained relatively the same between the two years.

Changes in derivative liabilities was due to the lower valuation of the derivative liabilities in the current year.

Interest expense decreased in 2021 because of the decrease in convertible notes that were paid off in 2020 during the prepayment penalty periods to avoid conversion of these notes by the Company and the interest expense related to note debt discounts recorded in excess of the note proceeds.

Three months ended June 30, 2021 compared to the Three months ended June 30, 2020

We had net income of $4,623,895 for the three-month period ended June 30, 2021, and a net loss of $6,012,912 for the three-month period ended June 30, 2020. This change in our results over the two periods is primarily the result of the change in derivative liabilities during the current period. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase/
	2021	2020	(Decrease)
Revenues	$1,012,575	$803,607	$208,968
Cost of Sales	435,477	611,984	(176,507)
Gross Profit	577,098	191,623	385,475
General and Administrative	351,260	311,654	39,606
Depreciation and Amortization Expenses	2,571	1,209	1,362
Total Operating Expenses	353,831	312,863	40,968
Income (Loss) from Operations	223,267	(121,240)	(344,507)
Other Income (expense)	(5,506)	17,213	22,719
Change in Derivative Liabilities	5,907,668	(4,754,910)	(10,662,578)
Change in Marketable Securities	-	435,984	435,984
Loss on Extinguishment of Debt	(394,722)	(136,015)	258,707
Interest Expense	(1,106,567)	(1,453,944)	(343,377)
Income (Loss) from Operations Before Taxes	4,624,140	(6,012,912)	(10,637,052)
Provisions for Income Taxes	(245)	-	245
Net Income (Loss)	$4,623,895	$(6,012,912)	$(10,636,807)

Revenues increased because of the Covid-19 mandated shut-down slowed the production in the second quarter of 2020 with no new material being placed on the leach pads for several weeks during the shutdown period.

Cost of sales decreased in relation to the increase in revenue for the three-month period ended June 30, 2021. Cost of sales were different in the three-month period ended June 30, 2020 because of the lower amounts of ore placed on the leach pad during the Covid-19 shutdown period. Many of the fixed costs of the Company remained the same. Even though most of the plant was closed during a portion of the second quarter, the Company was still required to pay salaries and wages while the employees were not working, and no revenues were being produced. Cost of sales decreased as a percentage of revenue from 76.15% in the three-month period ended June 30, 2020 to 43.01% in the three-month period ended June 30, 2021 because of the increased price of gold for the three-month period ended June 30, 2021.

General and administrative expenses have remained relatively the same between the two years.

Changes in derivative liabilities was because of the lower valuation of the derivative liabilities in the current year.

Interest expense decreased in 2021 because of the decrease in convertible notes that were paid off in 2020 during the prepayment penalty periods to avoid conversion of these notes by the Company and the interest expense related to note debt discounts recorded in excess of the note proceeds.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2021 reflects assets of $1,481,454. We had cash in the amount of $170,482 and working capital deficit in the amount of $28,414,132 as of June 30, 2021. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2021	December 31,2020
Current assets	$858,946	$923,424
Current liabilities	29,273,078	28,987,520
Working capital deficit	$(28,414,132)	$(28,064,096)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $35,451,201. In addition, there is a working capital deficit of $28,414,132 as of June 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six Months Ended June 30,
	2021	2020
Net Cash Provided by (Used in) Operating Activities	$101,140	$40,822
Net Cash Provided by (Used in) Investing Activities	423,992	125,876
Net Cash Provided by (Used in) Financing Activities	(389,204)	(67,878)
Effects of Exchange Rate Changes on Cash	196	(173)
Net Increase (Decrease) in Cash	$136,124	$98,647

Operating Activities

Net cash flow provided by operating activities during the six months ended June 30, 2021 was $101,140, an increase of $60,318 from the $40,822 net cash provided during the six months ended June 30, 2020. This increase in the cash provided by operating activities was primarily due to the net income for 2021 that provided more cash from operations for the period.

Investing Activities

Investing activities during the six months ended June 30, 2021 provided $423,992, an increase of $298,116 from the $125,876 provided by investing activities during the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company purchased $23,144 in fixed assets but received proceeds of $447,136 from the sale of the marketable securities.

Financing Activities

Financing activities during the six months ended June 30, 2021 used cash of $389,204, an increase of $321,326 from the $67,878 used in financing activities during the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company received $742,500 in proceeds from notes payable - related parties and $31,667 in proceeds from a note payable. The Company made $777,000 in payments on notes payable – related parties, $168,857 in payments on convertible notes payable and payments of $217,514 on secured borrowings.

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

As a smaller reporting company, we are not required to include disclosures under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

On June 28, 2021, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., settled a labor dispute brought in Honduras by one of the Company’s former employees for an amount of $19,408.58. The settlement included the Company and all its related entities.

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

On May 21, 2021, the Company issued to an Investor 4,986,959 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On June 18, 2021, the Company issued to an Investor 4,960,711 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On July 6, 2021, the Company issued to an Investor 4,665,219 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On July 21, 2021, the Company issued to an Investor 4,791,348.00 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

On April 23, 2021, the Company filed a Form 8-K for an Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. We refer our readers to this filing for more details on this item.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Letter Amendment dated November 1, 2013 to Promissory Note dated January 17, 2013 between Inception Resources, LLC and U.P and Burlington Development, LLC (8)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2018 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.12	List of Subsidiaries (12)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2018. (15)

10.14	Employment Agreement with Trent D’Ambrosio (16)

10.15	Note Purchase Agreement (16)

10.16	Senior Secured Redeemable Convertible Note (16)

10.17	Warrant (16)

10.18	Forbearance Agreement (17)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2018.

(16)	Incorporated by reference from the Form S-1 filed with the SEC on June 3, 2019.

(17)	Incorporated by reference from the Form 10-Q filed with the SEC on May 29, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date: August 23, 2021	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

