Form 10-Q
period 2021-09-30
INCEPTION MINING INC.
filed 2021-11-15
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 14, 2021, there were 156,259,439 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		F-1

Item 1.	Financial Statements	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021, and 2020 (Unaudited)	F-2

	Condensed Consolidated Statements of Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021, and 2020 (Unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021, and 2020 (Unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

PART II – OTHER INFORMATION		9

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Protocols	9

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signature Page		13

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$139,299	$34,358
Accounts receivable	10,979	11,870
Inventories	434,514	736,749
Marketable securities	-	118,166
Prepaid expenses and other current assets	53,564	22,281
Total Current Assets	638,356	923,424

Property, plant and equipment, net	421,979	413,811
Right of use asset	39,387	-
Other assets	163,317	163,095
Total Assets	$1,263,039	$1,500,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,069,358	$3,454,485
Accrued interest - related parties	9,262,049	8,537,442
Secured borrowings, net	-	149,590
Lease liability - current portion	13,012	-
Note payable - current portion	88,872	-
Notes payable - related parties	7,121,101	7,105,019
Convertible notes payable	3,739,979	2,176,677
Derivative liabilities	4,669,920	7,564,307
Total Current Liabilities	28,964,291	28,987,520

Long-term note payable	91,667	160,000
Lease liability, net of current portion	26,375	-
Convertible notes payable, net of current portion	-	1,217,715
Mine reclamation obligation	642,312	602,337
Total Liabilities	29,724,645	30,967,572

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 145,055,055 and 78,664,420 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,451	787
Additional paid-in capital	7,702,622	5,882,614
Accumulated deficit	(35,486,401)	(34,668,784)
Accumulated other comprehensive loss	(670,927)	(673,185)
Total Controlling Interest	(28,453,254)	(29,458,567)
Non-Controlling Interest	(8,352)	(8,675)
Total Stockholders’ Deficit	(28,461,606)	(29,467,242)
Total Liabilities and Stockholders’ Deficit	$1,263,039	$1,500,330

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Precious Metals Income	$1,464,211	$1,387,470	$4,006,115	$3,319,783
Cost of goods sold	905,862	866,595	2,582,987	2,422,670
Gross profit	558,349	520,875	1,423,128	897,113

Operating Expenses
General and administrative	255,919	343,898	897,283	987,781
Depreciation and amortization	2,033	1,811	6,632	6,238
Total Operating Expenses	257,952	345,709	903,915	994,019
Income (Loss) from Operations	300,397	175,166	519,213	(96,906)

Other Income/(Expenses)
Other income (expense)	2,910	1,112	9,806	19,603
Gain on sale of mine property	-	-	-	471,084
Change in derivative liability	405,771	2,772,532	2,894,387	74,284
Change in marketable securities	-	162,325	328,970	541,267
Loss on extinguishment of debt	(113,253)	(29,384)	(1,604,727)	(383,946)
Interest expense	(630,493)	(1,181,182)	(2,806,622)	(3,608,458)
Total Other Income/(Expenses)	(335,065)	1,725,403	(1,178,186)	(2,886,166)

Net Income (Loss) from Operations before Income Taxes	(34,668)	1,900,569	(658,973)	(2,983,072)
Provision for Income Taxes	(386)	-	(158,321)	-
NET INCOME (LOSS)	(35,054)	1,900,569	(817,294)	(2,983,072)
NET INCOME (LOSS) - Non-Controlling Interest	(146)	(286)	(323)	925
NET INCOME (LOSS) - Controlling Interest	$(35,200)	$1,900,283	$(817,617)	$(2,982,147)

Net income (loss) per share - Basic	$(0.00)	$0.03	$(0.01)	$(0.04)
Net income (loss) per share - Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.04)
Weighted average number of shares outstanding during the period - Basic	143,859,960	69,339,611	120,917,163	66,637,872
Weighted average number of shares outstanding during the period - Diluted	143,859,960	536,242,200	120,917,163	66,637,872

NET INCOME (LOSS)	$(35,054)	$1,900,569	$(817,294)	$(2,983,072)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	6,919	(30,140)	2,258	(122,446)
Total Comprehensive Income (Loss)	(28,135)	1,870,429	(815,036)	(3,105,518)
Total Comprehensive Income - Non-Controlling Interest	(456)	(81)	(328)	(158)
Total Comprehensive Income (Loss) - Controlling Interest	$(28,591)	$1,870,348	$(815,364)	$(3,105,676)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance, December 31, 2020	51	$1	78,668,420	$787	$5,882,614	$(34,668,784)	$(673,185)	$(8,675)	$(29,467,242)

Shares issued with note payable	-	-	33,045,161	330	1,208,312	-	-	-	1,208,642
Foreign currency translation adjustment	-	-	-	-	-	-	3,439	-	3,439
Net loss for the period	-	-	-	-	-	(5,405,979)	-	(156)	(5,406,135)
Balance, March 31, 2021	51	1	111,713,581	1,117	7,090,926	(40,074,763)	(669,746)	(8,831)	(33,661,296)
Shares issued with note payable	-	-	23,884,907	239	483,837	-	-	-	484,076
Foreign currency translation adjustment	-	-	-	-	-	-	(8,100)	-	(8,100)
Net income for the period	-	-	-	-	-	4,623,562	-	333	4,623,895
Balance, June 30, 2021	51	1	135,598,488	1,356	7,574,763	(35,451,201)	(677,846)	(8,498)	(28,561,425)
Shares issued with note payable	-	-	9,456,567	95	127,859	-	-	-	127,954
Foreign currency translation adjustment	-	-	-	-	-	-	6,919	-	6,919
Net loss for the period	-	-	-	-	-	(35,200)	-	146	(35,054)
Balance, June 30, 2021	51	$1	145,055,055	$1,451	$7,702,622	$(35,486,401)	$(670,927)	$(8,352)	$(28,461,606)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficit
Balance, December 31, 2019	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)
Shares issued for services	-	-	600,000	6	28,994	-	-	-	29,000
Shares issued with note payable	-	-	5,340,000	54	218,493	-	-	-	218,547
Foreign currency translation adjustment	-	-	-	-	-	-	(84,631)	-	(84,631)
Net income (loss) for the period	-	-	-	-	-	1,130,507	-	(1,236)	1,129,271
Balance, March 31, 2020	51	1	65,975,102	660	5,557,031	(35,880,576)	(610,582)	(9,189)	(30,942,655)
Shares issued for services	-	-	200,000	2	5,958	-	-	-	5,960
Shares issued with note payable	-	-	2,274,469	22	109,596	-	-	-	109,618
Share cancellation	-	-	(624)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7,675)	-	(7,675)
Net income (loss) for the period	-	-	-	-	-	(6,012,937)	-	25	(6,012,912)
Balance, June 30, 2020	51	1	68,448,947	684	5,672,585	(41,893,513)	(618,257)	(9,164)	(36,847,664)
Shares issued with note payable	-	-	2,318,605	24	50,400	-	-	-	50,424
Foreign currency translation adjustment	-	-	-	-	-	-	(30,140)	-	(30,140)
Net income for the period	-	-	-	-	-	1,900,283	-	286	1,900,569
Balance, September 30, 2020	51	$1	70,767,552	$708	$5,722,985	$(39,993,230)	$(648,397)	$(8,878)	$(34,926,811)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities:
Net loss	$(817,294)	$(2,983,072)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	39,098	38,423
Common stock issued for services	-	34,960
Loss on extinguishment of debt	1,604,727	383,946
Change in derivative liability	(2,894,387)	(74,284)
Change in marketable securities	(328,970)	(541,267)
Gain on sale of mine property	-	(471,084)
Amortization of debt discount	750,347	1,512,717
Changes in operating assets and liabilities:
Trade receivables	829	9,020
Inventories	434,514	505,625
Prepaid expenses and other current assets	8,227	(5,737)
Accounts payable and accrued liabilities	652,943	804,662
Accounts payable and accrued liabilities - related parties	722,802	864,536
Secured borrowings	67,924	(146,477)
Net Cash Provided By (Used In) Operating Activities	240,760	(68,032)

Cash Flows From Investing Activities:
Proceeds on sale of mine property	-	249,660
Proceeds on sale of marketable securities	447,136	425,832
Purchase of marketable securities	-	(5,741)
Purchase of property, plant and equipment	(46,760)	(48,924)
Net Cash Provided By Investing Activities	400,376	620,827

Cash Flows From Financing Activities:
Repayment of notes payable	(11,128)	-
Repayment of notes payable-related parties	(1,020,500)	(1,812,675)
Repayment of convertible notes payable	(188,816)	(310,714)
Repayment of secured borrowings	(217,514)	-
Proceeds from notes payable	31,667	100,000
Proceeds from notes payable-related parties	869,900	1,572,600
Net Cash Used In Financing Activities	(536,391)	(450,789)
Effects of exchange rate changes on cash	196	69
Net Change in Cash	104,941	102,075
Cash at Beginning of Period	34,358	47,996
Cash at End of Period	$139,299	$150,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$369,557	$423,344
Cash paid for taxes	$33,832	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$1,820,672	$15,000
Marketable securities received from sale of mine property	$-	$221,424

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2021

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of September 30, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net loss of $817,294 during the period ended September 30, 2021 and had a working capital deficit of $28,325,935 as of September 30, 2021. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2021, the results of its consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2021, and its consolidated cash flows for the nine-month period ended September 30, 2021. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on September 30, 2021 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$29	$29
Debt derivative liabilities	-	-	4,669,891	4,669,891
Total Liabilities	$-	$-	$4,669,920	$4,669,920

The fair value of financial instruments on December 31, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$118,166	$-	$-	$118,166
Total Assets	$118,166	$-	$-	$118,166

Warrant liabilities	$-	$-	$22,914	$22,914
Debt derivative liabilities	-	-	7,541,393	7,541,393
Total Liabilities	$-	$-	$7,564,307	$7,564,307

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 430,404,987,016 common share equivalents have been excluded from the diluted loss per share calculation for the nine-month period ended September 30, 2021 because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and nine-month periods ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Numerator
Net Income (Loss) - Controlling Interest	$(35,200)	$1,900,283	$(817,617)	$(2,982,147)
Amortization of Debt Discounts	-	497,131	-	-
Interest Expense	-	187,525	-	-
Change in Derivative Liabilities	-	(2,682,677)	-	-
Adjusted Net Loss - Controlling Interest	$(35,200)	$(97,738)	$(817,617)	$(2,982,147)

	Shares	Shares	Shares	Shares
Denominator
Basic Weighted Average Number of Shares Outstanding during Period	143,859,960	69,339,611	120,917,163	66,637,872
Dilutive Shares	-	466,902,589	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	143,859,960	536,242,200	120,917,163	66,637,872

Diluted Net Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Other Comprehensive Loss – Other Comprehensive loss is made up of the exchange differences arising on translating foreign operations, unrealized losses on marketable securities and the net loss for the three and nine-months ending September 30, 2021 and 2020.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Supplies	$45,783	$69,768
Mineralized Material on Leach Pads	136,471	112,207
ADR Plant	113,005	153,307
Finished Ore	139,255	401,467
Total Inventories	$434,514	$736,749

There were no stockpiles at September 30, 2021 and December 31, 2020.

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

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of September 30, 2021:

Marketable Securities
Balance, December 31, 2020	$118,166
Change in fair value of marketable securities	328,970
Sale of marketable securities	(447,136)
Balance, September 30, 2021	$-

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2021:

Derivative Liabilities
Balance, December 31, 2020	$7,564,307
Change in fair value of derivative liabilities and warrant liability	(2,894,387)
Balance, September 30, 2021	$4,669,920

Derivative Liabilities – The Company issued convertible promissory notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

At September 30, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,669,848. The Company recorded a gain from change in fair value of debt derivatives of $2,871,545 for the period ended September 30, 2021. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Company’s Enterprise Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 110.43%, (3) weighted average risk-free interest rate of 0.04% (4) expected life of 0.28 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Company’s Enterprise Valuation Model was based on the following assumptions: (1) outstanding note balance at September 30, 2021 of $3,074,243, (2) outstanding shares of common stock at September 30, 2021 of 145,055,055 shares and (3) closing stock price on September 30, 2021 of $0.0110 per share.

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

At September 30, 2021, the Company had a warrant liability of $72. The Company recorded a loss from change in fair value of warrant liability of $22,842 for the period ended September 30, 2021. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 118.23% to 142.61%, (3) weighted average risk-free interest rate of 0.09% to 0.28% (4) expected life of 0.86 to 2.07 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 131.00%, (2) weighted average risk-free interest rate of 0.06% and (3) expected life of 0.64 years.

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Land	$290,967	$273,248
Buildings	2,391,527	2,388,274
Machinery and Equipment	972,662	971,374
Office Equipment and Furniture	50,558	48,827
Vehicles	103,189	85,921
Construction in Process	19,407	9,015
	3,828,310	3,776,659
Less Accumulated Depreciation	(3,406,331)	(3,362,848)
Total Property, Plant and Equipment	$421,979	$413,811

During the nine months ended September 30, 2021 and 2020, the Company recognized depreciation expense of $39,098 and $38,423, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	September 30, 2021	September 30, 2020
Cost of Goods Sold	$32,466	$32,185
General and Administrative	6,632	6,238
Total	$39,098	$38,423

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

The fair value of the long-term liability of $642,312 and $602,337 as of June 30, 2021 and December 31, 2020, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk-free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation obligation for information indicating that our assumptions should change.

Changes to the asset retirement obligation were as follows:

	September 30, 2021	December 31, 2020
Balance, Beginning of Period	$602,337	$513,051
Liabilities incurred	39,509	89,286
Change due to foreign currency translation	466	-
Balance, End of Period	$642,312	$602,337

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Accounts Payable	$600,626	$719,070
Accrued Liabilities	2,659,385	1,619,763
Accrued Salaries and Benefits	659,815	618,257
Advances Payable	149,532	497,395
Total Accounts Payable and Accrued Liabilities	$4,069,358	$3,454,485

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

Secured Borrowings	September 30, 2021	December 31, 2020
Secured obligations	$-	$201,763
Guaranteed interest	-	11,876
Deferred interest	-	(11,550)
	-	202,089
Gold held as security	-	(52,499)
Secured Borrowings, net	$-	$149,590

11. Notes Payable

Notes payable were comprised of the following as of September 30, 2021 and December 31, 2020:

Notes Payable	September 30, 2021	December 31, 2020
Phil Zobrist	$60,000	$60,000
Small Business Administration	120,539	100,000
Total Notes Payable	180,539	160,000
Less Short-Term Notes Payable	(88,872)	-
Total Long-Term Notes Payable	$91,667	$160,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of September 30, 2021, the gross balance of the note was $60,000 and accrued interest was $94,212.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. On April 30, 2021, the Company issued an additional unsecured Promissory Note to the Small Business Administration in the principal amount of $31,667 that matures on April 30, 2023 and bears 3.75% per annum interest under additional funding of the Covid-19 Cares Act. The total net proceeds the Company received was $31,667. The Company is in the process of getting these loans forgiven under the Covid-19 Cares Act. On September 17, 2021, the Company made the first payment on the first loan amount of $11,128. As of September 30, 2021, the gross balance of the note was $120,539 and accrued interest was $1,455.

12. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of September 30, 2021 and December 31, 2020:

Notes Payable - Related Parties	Relationship	September 30, 2021	December 31, 2020
Clavo Rico, Inc.	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	29,400	50,000
Francis E. Rich	Immediate Family Member	70,000	-
Francis E. Rich IRA	Immediate Family Member	-	50,000
Legends Capital	Affiliate - Controlled by Director	715,000	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,642,721	1,476,039
Pine Valley Investments	Affiliate - Controlled by Director	-	150,000
Total Notes Payable - Related Parties		$7,121,101	$7,105,019

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

On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. As of September 30, 2021, the gross balance of the notes was $3,377,980 and accrued interest was $5,582,287.

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of September 30, 2021, the gross balance of the note was $185,000 and accrued interest was $351,155.

D. D’Ambrosio – On July 17, 2020, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $50,000 (the “Note”) due on January 15, 2021 and bears a 5.00% interest rate. The Company made a payment of $2,500 towards the principal balance of $2,500 on February 2, 2021. The Company made a payment of $47,500 towards the principal balance and accrued interest of $47,500 on February 22, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On January 5, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $145,000 (the “Note”) due on February 7, 2021 and bears a 5.00% interest rate. The Company made a payment of $152,250 towards the principal balance and accrued interest of $7,250 on February 2, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 1, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $88,000 (the “Note”) due on March 1, 2021 and bears a 5.00% interest rate. The Company made a payment of $92,400 towards the principal balance and accrued interest of $4,400 on March 1, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On February 25, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $70,000 (the “Note”) due on April 1, 2021 and bears a 5.00% interest rate. The Company made a payment of $73,500 towards the principal balance and accrued interest of $3,500 on March 23, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On March 31, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $40,000 (the “Note”) due on May 1, 2021 and bears a 5.00% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on May 1, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On April 23, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $72,000 (the “Note”) due on May 31, 2021 and bears a 5.00% interest rate. The Company made a payment of $75,600 towards the principal balance and accrued interest of $3,600 on May 14, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 18, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $72,000 (the “Note”) due on June 30, 2021 and bears a 5.00% interest rate. The Company made a payment of $75,600 towards the principal balance and accrued interest of $3,600 on June 16, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On May 27, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $71,000 (the “Note”) due on November 30, 2021 and bears a 5.00% interest rate. The Company made a payment of $74,550 towards the principal balance and accrued interest of $3,550 on September 10, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On June 21, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $54,500 (the “Note”) due on July 31, 2021 and bears a 5.00% interest rate. The Company made a payment of $57,225 towards the principal balance and accrued interest of $2,725 on August 3, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On July 19, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $61,000 (the “Note”) due on August 31, 2021 and bears a 5.00% interest rate. The Company made a payment of $64,050 towards the principal balance and accrued interest of $3,050 on August 11, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On August 20, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $37,000 (the “Note”) due on August 31, 2021 and bears a 5.00% interest rate. The Company made a payment of $38,850 towards the principal balance and accrued interest of $1,850 on August 30, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

D. D’Ambrosio – On September 2, 2021, the Company issued an unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $29,400 (the “Note”) due on October 15, 2021 and bears a 5.00% interest rate. As of September 30, 2021, the outstanding balance of the Note was $29,400 and accrued interest was $1,470.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2019 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Francis E. Rich – On May 24, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of 50,000 (the “Note”) due on November 23, 2021 and bears a 5.0% interest rate. As of September 30, 2021, the outstanding balance of the Note was $50,000 and accrued interest was $5,000.

Francis E. Rich – On June 25, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of 40,000 (the “Note”) due on July 31, 2021 and bears a 5.0% interest rate. The Company made two payments of $21,000 towards the principal balance and accrued interest of $1,000 during August 2021. As of September 30, 2021, the outstanding balance of the Note was $20,000 and accrued interest was $1,000.

Francis E. Rich IRA – On October 23, 2020, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 50,000 (the “Note”) due on April 23, 2021 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on April 23, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. As of September 30, 2021, the gross balance of the note was $715,000 and accrued interest was $1,317,272.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of September 30, 2021, the gross balance of the note was $1,101,000 and accrued interest was $2,003,864.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of September 30, 2021, the gross balance of the note was $1,642,721 and accrued interest was $0.

Pine Valley Investments, LLC – On November 30, 2020, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $200,000 (the “Note”) due on December 31, 2020 and bears a 5.0% interest rate. The Company made a payment of $60,000 towards the principal balance and accrued interest of $10,000 on December 31, 2020. The Company made a payment of $25,000 towards the principal balance on January 29, 2021. The Company made a payment of $125,000 towards the principal balance on February 28, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Cluff-Rich PC – On January 29, 2021, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on February 28, 2021 and bears a 5.0% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on March 1, 2021. As of September 30, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

13. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2021 and December 31, 2020:

Convertible Notes Payable	September 30, 2021	December 31, 2020
Antczak Polich Law LLC	$279,123	$320,123
Investor	3,074,243	3,448,700
Scotia International	395,041	400,000
Total Convertible Notes Payable	3,748,407	4,168,823
Less Unamortized Discount	(8,428)	(774,431)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,739,979	3,394,392
Less Short-Term Convertible Notes Payable	(3,739,979)	(2,176,677)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$1,217,715

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the nine months ended September 30, 2021, the Company made payments amounting to $20,877. As of September 30, 2021, the gross balance of the note was $279,123 and accrued interest was $77,889.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the years ended December 31, 2020 and 2019 and the nine months ended September 30, 2021, the Company made several payments amounting to $130,000. As of September 30, 2021, the gross balance of the note was $0 and accrued interest was $15,148.

Investor – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company has agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the nine-months ended September 30, 2021, the investor converted $231,600 of the principal balance into 66,386,635 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,604,727. The Company also made cash payments of $142,857 towards the principal balance of the note. The Company is not current with all payments due according to the agreement. For the nine months ended September 30, 2021, the Company amortized $727,700 of debt discount to current period operations as interest expense. As of September 30, 2021, the gross balance of the note was $3,074,243 and accrued interest was $2,176,317.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the nine months ended September 30, 2021, the Company amortized $22,557 of debt discount to current period operations as interest expense. On September 1, 2021, the Company made a payment towards the principal balance of $4,958. As of September 30, 2021, the gross balance of the note was $395,042 and accrued interest was $65,359.

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

On July 2, 2021, the Company issued to an Investor 4,665,219 shares of its common stock under a conversion notice. The conversion was for $9,500 in principal. The shares were valued at $0.015 per share for a total value of $69,978. The Company recognized a loss of extinguishment of debt of $60,478 on this conversion.

On July 18, 2021, the Company issued to an Investor 4,791,348 shares of its common stock under a conversion notice. The conversion was for $5,200 in principal. The shares were valued at $0.0121 per share for a total value of $57,975. The Company recognized a loss of extinguishment of debt of $52,775 on this conversion.

Warrants

The following tables summarize the warrant activity during the nine months ended September 30, 2021 and the year ended December 31, 2020:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2019	9,613,637	$1.12
Forfeited	(63,637)	0.49

Balance at December 31, 2020	9,550,000	0.53
Forfeited	-	-
Balance at September 30, 2021	9,550,000	$0.49

2021 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2021	Weighted Average Exercise Price
$0.40 - 0.75	9,550,000	0.66 years	$0.49	9,550,000	$0.49

15. Income Taxes

The Company’s subsidiaries, Compania Minera Cerros del Sur and Compania Minera Clavo Rico, which are located in Honduras, are required to pay income tax and solidarity tax on their income and/or assets annually. The annual report was completed during the nine-month period ended September 30, 2021 and the company recognized a tax liability of $158,321 during the period and paid $33,832 of this tax liability.

16. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of September 30, 2021, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took several short-term notes payable from related parties during the nine months ended September 30, 2021. The Company received $869,900 in cash from related parties and paid out $1,020,500 in cash to related parties on notes payable (See Note 12 for more details).

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

On June 28, 2021, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., settled a labor dispute brought in Honduras by one of the Company’s former employees for an amount of $19,408. The settlement included the Company and all its related entities.

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

18. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the nine months ended September 30, 2021, one hundred percent (100%) of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of September 30, 2021. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

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

On October 7, 2021, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice.

On October 28, 2021, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2021, the results of its consolidated statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2021 and 2020, and its consolidated cash flows for the nine-month periods ended September 30, 2021 and 2020. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

We had a net loss of $817,294 for the nine-month period ended September 30, 2020, and a net loss of $2,983,072 for the nine-month period ended September 30, 2020. This change in our results over the two periods is primarily the result of an increase in revenue, the change in the derivative liabilities, the sale of the mine property in Idaho, the increase in the loss on extinguishment of debt and the increase in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase/
	2021	2020	(Decrease)
Revenues	$4,006,115	$3,319,783	$686,332
Cost of Sales	2,582,987	2,422,670	160,317
Gross Profit	1,423,128	897,113	526,015
General and Administrative	897,283	987,781	(90,498)
Depreciation and Amortization Expenses	6,632	6,238	394
Total Operating Expenses	903,915	994,019	(90,104)
Income (Loss) from Operations	519,213	(96,906)	616,119
Other Income (expense)	9,806	19,603	(9,797)
Gain on Sale of Mine Property	-	471,084	(471,084)
Change in Derivative Liabilities	2,894,387	74,284	2,820,103
Change in Marketable Securities	328,970	541,267	(212,297)
Loss on Extinguishment of Debt	(1,604,727)	(383,946)	(1,220,781)
Interest Expense	(2,806,622)	(3,608,458)	801,836
Income (Loss) from Operations Before Taxes	(658,973)	(2,983,072)	2,324,099
Provisions for Income Taxes	(158,321)	-	(158,321)
Net Income (Loss)	$(817,294)	$(2,983,072)	$2,165,778

Revenues increased because of the Covid-19 mandated shut-down slowed the production in the second quarter of 2020 with no new material being placed on the leach pads for several weeks during the shutdown period, which slowed production in the third quarter of 2020 also.

Cost of sales decreased slightly in relation to the increase in revenue for the nine-month period ended September 30, 2021. Cost of sales were a higher percentage of revenues in the nine-month period ended September 30, 2020 because of the lower amounts of ore placed on the leach pad during the Covid-19 shutdown period. Many of the fixed costs of the Company remained the same. Even though most of the plant was closed during a portion of the nine-month period, the Company was still required to pay salaries and wages while the employees were not working, and no revenues were being produced. Cost of sales decreased as a percentage of revenue from 72.98% in the nine-month period ended September 30, 2020 to 64.48% in the nine-month period ended September 30, 2021 because of the increased revenues for the nine-month period ended September 30, 2021 compared to the revenues of the nine-month period ended September 30, 2020.

General and administrative expenses decreased for the nine-month period ended September 30, 2021 because of lower consulting, legal and investor relations expenses, compared to the nine-month period ended September 30, 2020.

Changes in derivative liabilities was due to the lower valuation of the derivative liabilities in the current year.

Interest expense decreased in 2021 because of the interest expense related to note debt discounts recorded in excess of the note proceeds and the decrease of amortization of existing debt discounts.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

We had net loss of $35,054 for the three-month period ended September 30, 2021, and a net income of $1,900,569 for the three-month period ended September 30, 2020. This change in our results over the two periods is primarily the result of the change in derivative liabilities during the current period. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase/
	2021	2020	(Decrease)
Revenues	$1,464,211	$1,387,470	$76,741
Cost of Sales	905,862	866,595	39,267
Gross Profit	558,349	520,875	37,474
General and Administrative	255,919	343,898	(87,979)
Depreciation and Amortization Expenses	2,033	1,811	222
Total Operating Expenses	257,952	345,709	(87,757)
Income (Loss) from Operations	300,397	175,166	125,231
Other Income (expense)	2,910	1,112	1,798
Change in Derivative Liabilities	405,771	2,772,532	(2,366,761)
Change in Marketable Securities	-	162,325	(162,325)
Loss on Extinguishment of Debt	(113,253)	(29,384)	(83,869)
Interest Expense	(630,493)	(1,181,182)	550,689
Income (Loss) from Operations Before Taxes	(34,668)	1,900,569	(1,935,237)
Provisions for Income Taxes	(386)	-	(386)
Net Income (Loss)	$(35,054)	$1,900,569	$(1,935,623)

Revenues increased because of the Covid-19 mandated shut-down slowed the production in the second quarter of 2020 with no new material being placed on the leach pads for several weeks during the shutdown period, which slowed production in the third quarter of 2020 also.

Cost of sales were different in the three-month period ended September 30, 2020 because of the lower amounts of ore placed on the leach pad during the Covid-19 shutdown period, which carried into the third quarter production. Many of the fixed costs of the Company remained the same. Even though most of the plant was closed during a portion of the second quarter, the Company was still required to pay salaries and wages while the employees were not working, and no revenues were being produced. Cost of sales decreased as a percentage of revenue from 62.46% in the three-month period ended September 30, 2020 to 61.87% in the three-month period ended September 30, 2021 because of the increased revenue for the three-month period ended September 30, 2021 compared to the revenues of the three-month period ended September 30, 2020.

General and administrative expenses have decreased for the three-month period ended September 30, 2021 because of lower consulting, legal and investor relations expenses, compared to the three-month period ended September 30, 2020.

Changes in derivative liabilities was because of the lower valuation of the derivative liabilities in the current year.

Interest expense decreased in 2021 because of the interest expense related to note debt discounts recorded in excess of the note proceeds and the decrease of amortization of existing debt discounts.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2021 reflects assets of $1,263,039. We had cash in the amount of $139,299 and working capital deficit in the amount of $28,325,935 as of September 30, 2021. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2021	December 31, 2020
Current assets	$638,356	$923,424
Current liabilities	28,964,291	28,987,520
Working capital deficit	$(28,325,935)	$(28,064,096)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $35,486,401. In addition, there is a working capital deficit of $28,325,935 as of September 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended September 30,
	2021	2020
Net Cash Provided by (Used in) Operating Activities	$240,760	$(68,032)
Net Cash Provided by (Used in) Investing Activities	400,376	620,827
Net Cash Provided by (Used in) Financing Activities	(536,391)	(450,789)
Effects of Exchange Rate Changes on Cash	196	69
Net Increase (Decrease) in Cash	$104,941	$102,075

Operating Activities

Net cash flow provided by operating activities during the nine months ended September 30, 2021 was $240,760, an increase of $308,792 from the $68,032 net cash used during the nine months ended September 30, 2020. This increase in the cash provided by operating activities was primarily due to the decrease in net loss for 2021 that provided more cash from operations for the period.

Investing Activities

Investing activities during the nine months ended September 30, 2021 provided $400,376, a decrease of $220,451 from the $620,827 provided by investing activities during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company purchased $46,760 in fixed assets but received proceeds of $447,136 from the sale of the marketable securities.

Financing Activities

Financing activities during the nine months ended September 30, 2021 used cash of $536,391, an increase of $85,602 from the $450,789 used in financing activities during the nine months ended September, 2020. During the nine months ended September 30, 2021, the Company received $869,900 in proceeds from notes payable - related parties and $31,667 in proceeds from a note payable. The Company made $1,020,500 in payments on notes payable – related parties, $188,816 in payments on convertible notes payable, $11,128 in payments on notes payable and payments of $217,514 on secured borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

On July 21, 2021, the Company issued to an Investor 4,791,348 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On October 7, 2021, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On October 28, 2021, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

INCEPTION MINING INC.

Date: November 15, 2021	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

