Form 10-K
period 2021-12-31
INCEPTION MINING INC.
filed 2022-04-15
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $1,644,220.

Outstanding Shares

As of April 14, 2022, the Registrant had 186,511,276 shares of common stock and 51 shares of preferred stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

GLOSSARY OF MINING TERMS

Exploration Stage

An “exploration stage” prospect is one which is not in either the development or production stage.

Development Stage

A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction, but which is not yet in production. This stage occurs after completion of a feasibility study.

Mineralized

The term “mineralized material” refers to material that is not included in the reserve as it does not meet all the criteria for adequate demonstration for economic or legal extraction.

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

Proven Reserve

The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

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

Cut-off grade – When determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e., that can be mined at a profit.

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and 2021 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of December 31, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

The Government of Honduras has suspended the national curfew as of October 1, 2021. Individuals remaining out of their homes after 10 PM are required to carry their COVID-19 vaccination cards documenting proof of vaccination. Bars, nightclubs, gyms, sports complexes, convention centers, theaters, and educational centers are prohibited from operation.

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

If we find gold that is deemed of economic grade and in sufficient quantities to justify removal, we may seek additional capital through equity or debt financing to build a mine and processing facility, or enter into joint venture or other arrangements with large and more experienced companies better able to fund ongoing exploration and development work, or find some other entity to mine our property on our behalf, or sell or lease our rights to mine the gold. Upon mining, the ore would be processed through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining, and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above.

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

These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Mining regulations in Honduras may be changed by the Honduran government and may be impacted by political or social changes. For instance, the recent 2022 election of a new president has resulted in increased regulation and scrutiny on the mining industry and especially on open pit mines such as the Clavo Rico mine. On March 3, 2022, the Company received a notice from the Secretary of Energy that declared exploitation permits cancelled and a moratorium on open-pit mining. The declaration has since been suspended by the Honduran government, and no restrictions on the Clavo Rico mine are currently in place, but changes to regulations could impact the Company’s operations negatively or even shut down operations altogether.

The Company’s policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2021, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee. As we proceed with our exploration programs, we may need to engage additional contractors and consider the possibility of adding additional permanent employees, as well as the possible purchase or lease of equipment.

Employees

As of the date of this filing, we currently employ one hundred and three (103) full-time employees and no temporary employees in the United States and Honduras. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2021, our accumulated deficit since inception was $37,508,429. We have substantial current obligations and at December 31, 2021, we had $30,658,748 of current liabilities compared to only $543,008 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants, and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2021. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

We are Subject to Legal Proceedings.

We are subject to legal proceedings and ongoing litigation. We are currently engaged in several litigation matters in both the U.S. and Honduras. Recently, in December 2021, the Company was served with a complaint from a creditor alleging breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. However, if the Company does not succeed in its defense of this litigation, the Company may lose title to its assets or be faced with a judgment.

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

We will be required to raise significantly more capital in order to fund our Clavo Rico operations. Our ability to obtain necessary funding depends upon a number of factors, including the price of gold, base metals, and other minerals we are able to mine, the status of the national and worldwide economy, and the availability of funds in the capital markets. If we are unable to obtain the required financing in the near future for these or other purposes, our exploration activities would be delayed or indefinitely postponed, we may lose our lease and be unable to fund our operations at the Clavo Rico mine in Honduras. This would likely lead to failure of our Company. Even if financing is available, it may be on terms that are not favorable to us, in which case, our ability to become profitable or to continue operating would be adversely affected. If we are unable to raise funds, the market value of our securities will likely decline, and our investors may lose some or all of their investment.

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

Changes to the regulations and laws in Honduras and changes in the government in Honduras could suspend or negatively impact our operations.

Mining regulations in Honduras may be changed by the Honduran government and may be impacted by political or social changes. For instance, the recent 2022 election of a new president has resulted in increased regulation and scrutiny on the mining industry and especially on open pit mines such as the Clavo Rico mine. On March 3, 2022, the Company received a notice from the Secretary of Energy that declared exploitation permits cancelled and a moratorium on open-pit mining. The declaration has since been suspended by the Honduran government, and no restrictions on the Clavo Rico mine are currently in place, but changes to regulations could impact the Company’s operations negatively or even shut down operations altogether.

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

The local climate in our area of operations may impair or prevent us from conducting exploration activities on our properties year-round. Because of its rural location and limited infrastructure in this area, our property is generally impassable for several weeks each year as a result of significant rain or snow events. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

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

We are dependent upon the successful exploration of our mining property and the discovery of valuable mineralization on the property. All anticipated future revenues would come directly or indirectly from the Clavo Rico project. Should we fail to locate economically extractable mineralization on our property or enter into an agreement to option and sell our interests to some other mining operation, we will have no revenue and our business will fail.

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

Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on Clavo Rico, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our project.

Our mining operations are subject to numerous federal, state, and local statutory and regulatory standards relating to the use, storage, and disposal of hazardous substances. We use cyanide, propane and industrial lubricants and other substances at our mining locations, which are or could become classified as hazardous substances. If it is discovered that any hazardous substances have been released into the environment at or by the project in concentrations that exceed regulatory limits, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances, or regulations (or any change thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the project into compliance. Furthermore, we may be held liable for the clean-up of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

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

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2021 and our related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

At this property and during the period covered under this Annual Report, the Company extracted 100,066 tons of material through surface operations, with an average grade of 1.15 grams of gold per ton. After processing this material using the on-site leach pad, the Company produced 2,397 ounces of gold for a gold recovery percentage of 63.58% and 5,483 ounces of silver for refining, for a silver recovery percentage of 18.75%.

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

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2021, we paid monthly rent of approximately $1,300 for use of a corporate office.

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

On December 30, 2021, the Company was served with a complaint filed by Antilles Family Office, LLC (“Antilles”) alleging an amount of $5,324,206 (plus interest, additional costs and attorneys’ fees) due from the Company. Antilles was assigned a Secured Redeemable Convertible Promissory Note from Discover Growth Fund, LLC in November 2021. In the complaint, filed in the United States District Court for the District of Delaware, Antilles asserts claims related to alleged breach of contract and unjust enrichment against the Company, and seeks a monetary judgment, an award of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as procedurally improper or impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively.

On June 28, 2021, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., settled a labor dispute brought in Honduras by one of the Company’s former employees for an amount of $19,408. The settlement included the Company and all its related entities.

On March 4, 2020, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., was served with notice of a civil litigation brought in Honduras by Empresa Agregados y Concretos S.A. (“Agrecon”) for an amount of approximately $1,350,000, which the Company has accrued. The complaint alleges a dispute regarding the amounts owed by the Company to Agrecon under a certain Material Crushing Agreement. The Company has responded disputing the amount owed and placed $125,000 in a dedicated account while the case is being litigated and until the court makes its determination on any amounts owed.

The Servicio de Administración de Rentas (“SAR,” the tax authority in Honduras) has completed an audit of the Company’s tax returns for 2017 and 2018. The Company’s subsidiary, Compañía Minera Clavo Rico, S.A. de C.V., has been served with a lawsuit filed by SAR in Honduras alleging additional tax liability due. The Complaint alleges that HNL7,186,151,96 lempires are due in a demand for execution of a forced extrajudicial title. The Company has accrued $256,674 in this matter.

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

Holders

As of April 14, 2021, there were 1,469 holders of record of our common stock and one holder of record for our preferred stock.

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

Recent Sales of Unregistered Securities

On November 23, 2021, the Company issued to an Investor 560,219 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On December 31, 2021 the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On January 25, 2022, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 17, 2022, the Company issued to an Investor 4,201,644 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 2, 2022, the Company issued to an Investor 4,901,918 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 18, 2022, the Company issued to an Investor 5,041,973 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 6, 2022, the Company issued to an Investor 4,341,699 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

We had a net loss of $2,841,214 for the year ended December 31, 2021, which was $5,182,791 less than the net income of $2,341,577 for the year ended December 31, 2020. This change in our results over the two periods is primarily the result of a decrease in interest expense of $1,339,011, the change of derivative liabilities of $3,141,971 and an increase in loss on extinguishment of debt of $1,252,399 and recording the potential loss from a lawsuit of $1,225,000. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Increase/
	2021	2020	(Decrease)
Revenues	$4,725,778	$4,143,908	$581,870
Cost of Sales	3,286,010	2,826,448	459,562
Gross Profit	1,439,768	1,317,460	122,308
General and Administrative	1,167,986	1,272,523	(104,537)
Depreciation and Amortization Expenses	8,248	8,036	212
Total Operating Expenses	1,176,234	1,280,559	(104,325)
Income from Operations	263,534	36,901	(226,633)
Other Income (expense)	(1,213,817)	21,113	1,234,930
Gain on Sale of Mine Property	-	471,083	471,083
Gain on Forgiveness of PPP loan	31,667	-	(31,667)
Change in Derivative Liabilities	3,515,657	6,657,628	3,141,971
Change in Marketable Securities	328,970	479,051	150,081
Loss on Extinguishment of Debt	(1,783,593)	(531,194)	1,252,399
Interest Expense	(3,453,994)	(4,793,005)	(1,339,011)
Income (Loss) from Operations Before Taxes	(2,311,576)	2,341,577	4,653,153
Provision for Income Taxes	(529,638)	-	529,638
Net Income (Loss)	$(2,841,214)	$2,341,577	$5,182,791

Revenues

We had $4,725,778 and $4,143,908 in revenues for the years ended December 31, 2021 and 2020, respectively. Revenues increased in 2021 as compared to 2020 as a result of increased mine production since there was no shutdowns related to Covid-19 as there was in 2020.

Cost of Sales

We had $3,286,010 and $2,826,448 in cost of sales for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, as a percentage of revenues, it was 69.5% and 68.2%, respectively.

Operating Expenses

Operating expenses for the years ended December 31, 2021 and 2020 were $1,176,234 and $1,280,559, respectively. The decrease in operating expenses for 2021 compared to 2020 were comprised primarily of less consulting expense, legal fees and investor relations expenses.

Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2021 and 2020 were ($2,575,110) and $2,304,676, respectively. Several factors contributed to the change in other income (expenses) between the two years of ($4,879,786). For the year ended December 31, 2020, other income was $21,113, gain on sale of mine property was $471,083, change in derivative liabilities was $6,657,628, change in marketable securities was $479,051, the loss on extinguishment of debt was $531,194 and interest expense was $4,793,005. For the year ended December 31, 2021, other expense was $1,213,817, change in derivative liabilities was $3,515,657, change in marketable securities was $328,970, the loss on extinguishment of debt was $1,783,593 and interest expense was $3,453,994.

Net Loss

Net loss for the year ended December 31, 2021 was $2,841,214 while the net income for the year ended December 31, 2020 was $2,341,577.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2021, reflects assets of $1,172,037. As we had cash in the amount of $55,273 and a working capital deficit in the amount of $29,990,740 as of December 31, 2021, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2021	December 31, 2020
Current assets	$543,008	$923,424
Current liabilities	30,658,748	28,897,520
Working capital deficit	$(30,115,740)	$(28,064,096)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $37,508,429. In addition, there is a working capital deficiency of $30,115,740 and a stockholder’s deficiency of $30,275,558 the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Year Ended December 31,
	2021	2020
Net Cash Used in Operating Activities	$(76,864)	$(19,809)
Net Cash Provided by Investing Activities	374,245	820,148
Net Cash Used in Financing Activities	(276,205)	(814,401)
Effects of Exchange Rate Changes on Cash	(261)	424
Net Increase (Decrease) in Cash	$20,915	$(13,638)

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2021 was $76,864, an increase of $57,055 from the $19,809 net cash used in operating activities during the year ended December 31, 2020. This increase is mostly due to the net loss in 2021 versus the net income in 2020.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2021 was $374,245, a decrease of $445,903 from the $820,148 net cash provided during the year ended December 31, 2020. This decrease was due to cash received from the sale of mine property of $249,660 and more cash received from the sale of marketable securities of $592,919 in 2020 versus the cash received from the sale of marketable securities of $447,136 in 2021.

Financing Activities

Financing activities during the year ended December 31, 2021, used $276,205, an increase of $538,196 from the $814,401 used in financing activities during the year ended December 31, 2020. During the year ended December 31, 2021, the company received $1,426,800 in notes payable from related parties, $31,667 in notes payable, made payments of $1,297,900 in cash on notes payable – related parties, $30,442 in cash on notes payable, $188,816 in cash on convertible notes and $217,514 in cash on secured borrowings.

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2021, the Company recorded a net loss of $2,841,214 and used $76,864 in cash from operating activities. The Company has a net loss since inception of $37,508,429. In addition, there is a working capital deficiency of $30,115,740 and a stockholder’s deficiency of $30,275,558 as of December 31, 2021. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

The Company incurred rent expense of $14,945 and $14,508 for the year ended December 31, 2021 and 2020.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees and due to reasons listed below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2021 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future and the internal controls may continue to be not effective, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D’Ambrosio	57	CEO, CFO and Director

Whit Cluff	71	Director

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

Whit Cluff, Director

Mr. Cluff has over 35 years of experience in the commercial real estate industry. Mr. Cluff has been involved in all disciplines of real estate land development, mixed-use development, retail tenant representation, developer representation, industrial property procurement and asset management. Mr. Cluff has an extensive background in public and private businesses giving him strong analytical, planning, and organization ability with effective negotiation skills. From 2003 through the present, Mr. Cluff has worked in commercial real estate. Mr. Cluff attended the University of Utah and served in the United States Army.

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

Compensation Table for Executives

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer,	2021	234,970	-	-	-	-	-	-	234,970
President, Secretary, and Director	2020	204,785	-	-	-	-	-	-	204,785

Whit Cluff,	2021	-	-	-	-	-	-	10,070	10,070
Director	2020	-	-	-	-	-	-	27,500	27,500

Employment Agreements

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually. This agreement is effective for 60 months. Additionally, the employment agreement provides for benefits and an optional annual bonus to be determined by the Board of Directors.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of April 14, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 186,511,276 shares of our common stock issued and outstanding as of April 14, 2022. Unless otherwise indicated, the address of each person listed is c/o Inception Mining, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (1)
	4049 S. Highland Drive
	Salt Lake City, Utah 84124	11,685,874	6.27%

Common Stock	Madison, LLC (1)
	4049 S. Highland Drive
	Salt Lake City, Utah 84124	2,495,855	1.34%

Common Stock	Jason Briggs (2) 4049 S. Highland Drive Salt Lake City, Utah 84124	1,341,523	0.72%

All 5% beneficial owners as a group		15,523,252	8.32%

(1)	Beneficially controlled by Jason Briggs.
(2)	Includes additional shares beneficially owned by Jason Briggs including 311,982 shares owned personally and 1,029,541 shares owned by two separate irrevocable trust for which Jason Briggs serves as trustee.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Trent D’Ambrosio (1)
	c/o Inception Mining, Inc.	4,056,101	2.17%
Series A Preferred Stock (2)	5330 South 900 East, Suite 280
	Murray, UT 84107	51	100%

Common Stock	Whit Cluff (1)
	c/o Inception Mining, Inc.
	5330 South 900 East, Suite 280
	Murray, UT 84107	2,774,160	1.49%

All Officers and Directors as a Group		6,830,261	3.66%

(1)	Executive officer and/or director of the Company.

(2)	The Series A Preferred Stock has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (x) the Numerator. They have no rights of conversion.

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

As of December 31, 2021, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2021, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually. This agreement is effective for 60 months. Additionally, the employment agreement provides for benefits and an optional annual bonus to be determined by the Board of Directors.

The Company took several short-term notes payable from related parties during 2021. The Company received $1,426,800 in cash from related parties and paid out $1,297,900 in cash to related parties on notes payable.

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2021, and 2020:

Fee Category	2021	2020
Audit Fees	$91,582	$88,333
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$91,582	$88,333

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2021 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1*	Description of Securities

4.2	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2017. (15)

10.14	Employment Agreement with Trent D’Ambrosio (16)

10.15	Note Purchase Agreement (16)

10.16	Senior Secured Redeemable Convertible Note (16)

10.17	Warrant (16)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2017.

(16)	Incorporated by reference from the Form S-1 filed with the SEC on June 2, 2019.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: April 15, 2022	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2022	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	April 15, 2022

/s/ Whit Cluff
Whit Cluff	Director	April 15, 2022

INCEPTION MINING, INC.

CONTENTS

PAGE	F-2	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM (PCAOB ID: 3627)

PAGE	F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2021 AND DECEMBER 31, 2020

PAGE	F-5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

PAGE	F-6	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PAGE	F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

PAGES	F-8 - F-28	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Inception Mining, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory Costing

Critical Audit Matter Description

As described in Notes 2 and 3 to the consolidated financial statements inventories, including mineralized material on leach pads, in-process inventories, and finished ore are valued at the lower of weighted average production cost and net realizable value. Production costs include the cost of raw materials, direct labor, mine-site overhead expenses and depreciation and depletion of mining interests. Net realizable value is calculated as the estimated price at the time of sale based on the prevailing and long-term metal prices less estimated future production and selling costs to convert the inventories into saleable form.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 5 of the financial statements, during the year ended December 31, 2021, and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability and whether the warrants required accounting as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and certain warrants issued in financing arrangements required to be accounted for as derivative liabilities and accordingly were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized either a binomial option pricing model or an enterprise valuation-based model to determine the fair value of the derivative liabilities, depending on the nature of the instrument, and such models used certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We inspected and reviewed debt agreements, warrant agreements, conversion notices, and settlement agreements to evaluate the Company’s determination of whether derivative accounting was required, including assessing and evaluating management’s application of relevant accounting standards to such transactions.
●	We evaluated the appropriateness and mechanical accuracy of each model utilized.
●	We tested the reasonableness of the assumptions used by the Company in the respective models, including exercise price, expected term, expected volatility, risk-free interest rate, and market capitalization.
●	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the binomial option model and enterprise valuation model.
●	For certain valuations, we developed an independent expectation for comparison to the Company’s estimate, which included developing our own enterprise valuation-based model and assumptions.
●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures in Notes 5, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s estimate of fair value and the development of our own independent expectations.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Draper, UT

April 15, 2022

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$55,273	$34,358
Accounts receivable	12,026	11,870
Inventories	455,438	736,749
Marketable securities	-	118,166
Prepaid expenses and other current assets	20,271	22,281
Total Current Assets	543,008	923,424

Property, plant and equipment, net	431,271	413,811
Right of use operating lease asset	36,182	-
Other assets	161,576	163,095
Total Assets	$1,172,037	$1,500,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,834,816	$3,454,485
Accrued interest - related parties	9,520,067	8,537,442
Secured borrowings, net	-	149,590
Operating lease liability - current portion	13,076	-
Note payable - current portion	37,891	-
Notes payable - related parties	7,456,791	7,105,019
Convertible notes payable – current portion, net of discount	3,747,457	2,176,677
Derivative liabilities	4,048,650	7,564,307
Total Current Liabilities	30,658,748	28,987,520

Long-term note payable	91,667	160,000
Operating lease liability, net of current portion	23,106	-
Convertible notes payable, net of current portion	-	1,217,715
Mine reclamation obligation	674,074	602,337
Total Liabilities	31,447,595	30,967,572

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 162,421,850 and 78,668,420 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,624	787
Additional paid-in capital	7,881,439	5,882,614
Accumulated deficit	(37,508,429)	(34,668,784)
Accumulated other comprehensive income	(639,949)	(673,185)
Total Controlling Interest	(30,265,314)	(29,458,567)
Non-Controlling Interest	(10,244)	(8,675)
Total Stockholders’ Deficit	(30,275,558)	(29,467,242)
Total Liabilities and Stockholders’ Deficit	$1,172,037	$1,500,330

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
	December 31, 2021	December 31, 2020
Precious Metals Income	$4,725,778	$4,143,908
Cost of goods sold	3,286,010	2,826,448
Gross profit	1,439,768	1,317,460

Operating Expenses
General and administrative	1,167,986	1,272,523
Depreciation and amortization	8,248	8,036
Total Operating Expenses	1,176,234	1,280,559
Income from Operations	263,534	36,901

Other Income/(Expenses)
Other income (expense)	(1,213,817)	21,113
Gain on sale of mine property	-	471,083
Gain on forgiveness of PPP loan	31,667	-
Change in derivative liability	3,515,657	6,657,628
Change in marketable securities	328,970	479,051
Loss on extinguishment of debt	(1,783,593)	(531,194)
Interest expense	(3,453,994)	(4,793,005)
Total Other Income/(Expenses)	(2,575,110)	2,304,676

Net Income (Loss) from Operations before Income Taxes	(2,311,576)	2,341,577
Provision for Income Taxes	(529,638)	-
NET INCOME (LOSS)	(2,841,214)	2,341,577
NET INCOME (LOSS) - Non-Controlling Interest	1,569	722
NET INCOME (LOSS) - Controlling Interest	$(2,839,645)	$2,342,299

Net income (loss) per share - Basic	$(0.02)	$0.03
Net income (loss) per share - Diluted	$(0.02)	$(0.00)
Weighted average number of shares outstanding during the period - Basic	129,346,480	68,440,532
Weighted average number of shares outstanding during the period - Diluted	129,346,480	538,868,082

NET INCOME (LOSS)	$(2,841,214)	$2,341,577
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	33,236	(147,234)
Total Comprehensive Income (Loss)	(2,807,978)	2,194,343
Total Comprehensive Income (Loss) - Non-Controlling Interest	(1,486)	(151)
Total Comprehensive Income (Loss) - Controlling Interest	$(2,809,464)	$2,194,192

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficit
Balance, December 31, 2019	51	$1	60,035,102	$600	$5,309,544	$(37,011,083)	$(525,951)	$(7,953)	$(32,234,842)
Shares issued for services	-	-	800,000	8	34,952	-	-	-	34,960
Shares issued with note payable	-	-	17,833,942	179	538,118	-	-	-	538,297
Share cancellation	-	-	(624)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(147,234)	-	(147,234)
Net income (loss) for the year	-	-	-	-	-	2,342,299	-	(722)	2,341,577
Balance, December 31, 2020	51	1	78,668,420	787	5,882,614	(34,668,784)	(673,185)	(8,675)	(29,467,242)
Shares issued for conversion of note payable	-	-	83,753,430	837	1,998,825	-	-	-	1,999,662
Foreign currency translation adjustment	-	-	-	-	-	-	33,236	-	33,236
Net loss for the year	-	-	-	-	-	(2,839,645)	-	(1,569)	(2,841,214)
Balance, December 31, 2021	51	$1	162,421,850	$1,624	$7,881,439	$(37,508,429)	$(639,949)	$(10,244)	$(30,275,558)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,841,214)	$2,341,577
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	51,239	49,794
Common stock issued for services	-	34,960
Loss on extinguishment of debt	1,783,593	531,194
Change in derivative liability	(3,515,657)	(6,657,628)
Gain on forgiveness of PPP loan	(31,667)	-
Change in marketable securities	(328,970)	(479,051)
Gain on sale of mine property	-	(471,083)
Amortization of debt discount	757,948	2,014,745
Changes in operating assets and liabilities:
Trade receivables	(735)	9,222
Inventories	398,217	118,320
Prepaid expenses and other current assets	2,363	(135,255)
Accounts payable and accrued liabilities	2,487,573	1,530,967
Accounts payable and accrued liabilities - related parties	1,092,522	929,203
Secured borrowings	67,924	163,226
Net Cash Used in Operating Activities	(76,864)	(19,809)

Cash Flows from Investing Activities:
Proceeds on sale of mine property	-	249,660
Proceeds on sale of marketable securities	447,136	592,919
Purchase of marketable securities	-	(10,613)
Purchase of property, plant and equipment	(72,891)	(11,818)
Net Cash Provided by Investing Activities	374,245	820,148

Cash Flows from Financing Activities:
Repayment of notes payable	(30,442)	(50,000)
Repayment of notes payable-related parties	(1,297,900)	(2,256,441)
Repayment of convertible notes payable	(188,816)	(535,858)
Repayment of secured borrowings	(217,514)	(224,702)
Proceeds from notes payable	31,667	150,000
Proceeds from notes payable-related parties	1,426,800	2,102,600
Net Cash Used in Financing Activities	(276,205)	(814,401)
Effects of exchange rate changes on cash	(261)	424
Net Change in Cash	20,915	(13,638)
Cash at Beginning of Period	34,358	47,996
Cash at End of Period	$55,273	$34,358

Supplemental disclosure of cash flow information:
Cash paid for interest	$467,562	$619,003
Cash paid for taxes	$157,847	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$1,999,662	$36,300
Assets held to satisfy secured borrowings	$-	$52,499

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2021 and 2020

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

On November 21, 2012, the Company implemented a 200 to 1 reverse stock split. Upon effectiveness of the stock split, each shareholder cancelled 200 shares of common stock for every share of common stock owned as of November 21, 2012. This reverse stock split was effective on February 13, 2013. All share and per share references have been retroactively adjusted to reflect this 200 to 1 reverse stock split in the financial statements and in the notes to financial statements for all periods presented, to reflect the stock split as if it occurred on the first day of the first period presented.

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

COVID-19 - The Company has been impacted significantly by the COVID-19 global pandemic. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of December 31, 2021, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2021, the Company has an accumulated deficit of $37,508,429, a working capital deficit of $30,115,740 and used $76,864 in cash for operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are issued.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2021 and December 31, 2020, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on December 31, 2021 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	4,048,650	4,048,650
Total Liabilities	$-	$-	$4,048,650	$4,048,650

The fair value of financial instruments on December 31, 2020 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$118,166	$-	$-	$118,166
Total Assets	$118,166	$-	$-	$118,166

Warrant liabilities	$-	$-	$22,914	$22,914
Debt derivative liabilities	-	-	7,541,393	7,541,393
Total Liabilities	$-	$-	$7,564,307	$7,564,307

The Company recognizes its marketable securities as level 1 and values its marketable securities using the methods discussed below in Note 4. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed below in Note 5 are that of volatility and market price of the underlying common stock of the Company.

Marketable Securities - We measure the fair value of marketable securities in accordance with ASC 820-10 – Fair Value Measurements (see Note 4). Any change in the fair value is recognized in net income in the period being reported.

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 430,387,645,048 common share equivalents have been excluded from the diluted loss per share calculation for the year ended December 31, 2021 because it would be anti-dilutive.

Comprehensive Loss - Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2021 and 2020.

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

The Company incurred rent expense of $14,945 and $14,508 for the year ended December 31, 2021 and 2020.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Supplies	$85,068	$69,768
Mineralized Material on Leach Pads	164,281	112,207
ADR Plant	113,046	153,307
Finished Ore	93,043	401,467
Total Inventories	$455,438	$736,749

There were no stockpiles at December 31, 2021 and 2020.

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

The following table provides a summary of changes in fair value of the Company’s Level 1 financial assets as of December 31, 2021:

Marketable Securities
Balance, December 31, 2020	$118,166
Transfers in upon initial fair value of marketable securities	-
Change in fair value of marketable securities	328,970
Sale of marketable securities	(447,136)
Balance, December 31, 2021	$-

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

The derivative liability as of December 31, 2021, in the amount of $4,048,650 has a level 3 classification under ASC 825-10.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2021 and 2020:

Derivative Liabilities
Balance, December 31, 2019	$14,221,935
Change in fair value of derivative liabilities and warrant liability	(6,657,628)
Balance, December 31, 2020	$7,564,307
Change in fair value of derivative liabilities and warrant liability	(3,515,657)
Balance, December 31, 2021	$4,048,650

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

At December 31, 2021, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,048,650. The Company recorded a gain from change in fair value of debt derivatives of $3,492,793 for the year ended December 31, 2021. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 289.73%, (3) weighted average risk-free interest rate of 0.06% (4) expected life of 0.03 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Company’s Enterprise Valuation Model was based on the following assumptions: (1) outstanding note balance at December 31, 2021 of $3,074,118, (2) outstanding shares of common stock at December 31, 2021 of 162,421,850 shares and (3) closing stock price on December 31, 2021 of $0.006 per share.

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

At December 31, 2021, the Company had a warrant liability of $0. The Company recorded a gain from change in fair value of warrant liability of $22,914 for the year ended December 31, 2021. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 135.46% to 152.93%, (3) weighted average risk-free interest rate of 0.06% to 0.73% (4) expected life of 0.38 to 1.82 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

6. Properties, Plant and Equipment, Net

Properties, plant and equipment at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Land	$305,134	$273,248
Buildings	2,365,584	2,388,274
Machinery and Equipment	963,289	971,374
Office Equipment and Furniture	50,331	48,827
Vehicles	102,070	85,921
Construction in Process	26,529	9,015
	3,812,937	3,776,659
Less Accumulated Depreciation	(3,381,666)	(3,362,848)
Total Property, Plant and Equipment	$431,271	$413,811

During the years ended December 31, 2021 and 2020, the Company recognized depreciation expense of $51,239 and 49,794, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	December 31, 2021	December 31, 2020
Cost of Goods Sold	$42,991	$41,758
General and Administrative	8,248	8,036
Total	$51,239	$49,794

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

The fair value of the long-term liability of $674,074 and $602,337 as of December 31, 2021 and 2020, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation liability for information indicating that our assumptions should change.

The increase in the reclamation liability in 2021 and 2020 was related to the expansion of the heap leach facility and related infrastructure and accretion.

Changes to the asset retirement obligation were as follows:

	December 31, 2021	December 31, 2020
Balance, Beginning of Year	$602,337	$513,051
Liabilities incurred	71,737	89,286
Disposal	-	-
Balance, End of Year	$674,074	$602,337

8. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Accounts Payable	$655,048	$719,070
Accrued Liabilities	4,429,339	1,619,763
Accrued Salaries and Benefits	644,207	618,257
Advances Payable	106,222	497,395
Total Accrued Liabilities	$5,834,816	$3,454,485

9. Secured Borrowings

On June 25, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $172,663. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $17,266, for a total expected remittance of $189,929. The maturity date of the notes was December 26, 2020. On December 26, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $118,757. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $11,876, for a total expected remittance of $130,633. Also on that day, one of the lenders chose to liquidate a portion of his balance amounting to $83,006. This amount was paid to the lender in January 2021. The maturity date of the notes is June 26, 2021. In May 2021, the remaining agreements were liquidated for an amount totaling $134,508. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash.

Secured Borrowings	December 31, 2021	December 31, 2020
Secured obligations	$-	$201,763
Guaranteed interest	-	11,876
Deferred interest	-	(11,550)
	-	202,089
Gold held as security	-	(52,499)
Secured Borrowings, net	$-	$149,590

10. Notes Payable

Notes payable were comprised of the following as of December 31, 2021 and December 31, 2020:

Notes Payable	December 31, 2021	December 31, 2020
Phil Zobrist	$60,000	$60,000
Small Business Administration	69,558	100,000
Total Notes Payable	129,558	160,000
Less Short-Term Notes Payable	(37,891)	-
Total Long-Term Notes Payable	$91,667	$160,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of December 31, 2021, the gross balance of the note was $60,000 and accrued interest was $96,934.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. On April 30, 2021, the Company issued an additional unsecured Promissory Note to the Small Business Administration in the principal amount of $31,667 that matures on April 30, 2026 and bears 1.00% per annum interest under additional funding of the Covid-19 Cares Act. The total net proceeds the Company received was $31,667. The Company is in the process of getting these loans forgiven under the Covid-19 Cares Act. On October 12, 2021, the Company received confirmation that $31,667 in principal and $409 in accrued interest of the $100,000 note from April 17, 2020 had been forgiven. As of December 31, 2021, the Company had made three payments on the first loan in the amount of $30,442 of principal and $1,093 in interest. As of December 31, 2021, the gross balance of the notes was $69,558 and accrued interest was $32.

11. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of December 31, 2021 and December 31, 2020:

Notes Payable - Related Parties	Relationship	December 31, 2021	December 31, 2020
Clavo Rico, Inc.	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	178,900	50,000
Francis E. Rich IRA	Immediate Family Member	100,000	50,000
Legends Capital	Affiliate - Controlled by Director	715,000	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,698,911	1,476,039
Pine Valley Investments	Affiliate - Controlled by Director	100,000	150,000
Total Notes Payable - Related Parties		$7,456,791	$7,105,019

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. As of December 31, 2021, the gross balance of the notes was $3,377,980 and accrued interest was $5,735,546.

Claymore Management – On March 18, 2011, the Company issued an unsecured Promissory Note to Claymore Management in the principal amount of $185,000 (the “Note”) due on demand and bore 0% per annum interest. The total net proceeds the Company received was $185,000. On October 2, 2015, the Company entered into a new convertible note with Claymore Management that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from March 18, 2011 in the amount of $151,355 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $448,369 for the remaining derivative liability and of $36,513 for the remaining debt discount. As of December 31, 2021, the gross balance of the note was $185,000 and accrued interest was $359,549.

D. D’Ambrosio – On January 1, 2021, there was one unsecured Short-Term Promissory Note to D. D’Ambrosio in the principal amount of $50,000 outstanding from 2020. During 2021, the Company issued 18 unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totalling $1,146,800 (the “Notes”) that all bear a 5.00% interest rate. During 2021, the Company made payments totalling $1,085,415 towards the principal balances of $1,017,900 and accrued interest of $67,515. As of December 31, 2021, there were three Notes outstanding with outstanding balance of the Notes of $178,900 and accrued interest of $8,945.

Diamond 80, LLC – On April 3, 2017, the Company issued an unsecured Short-Term Promissory Note to Diamond 80, LLC in the principal amount of $50,000 (the “Note”) due on December 31, 2019 and bears a 7.0% interest rate. The Company made a payment of $1,075 towards the principal balance of $1,000 and accrued interest of $75 on September 30, 2018. The Company made a payment of $49,000 towards the principal balance on May 21, 2019. During 2021, the Company made payments for the remaining interest balance of $5,000. As of December 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Francis E. Rich – On May 24, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of 50,000 (the “Note”) due on November 23, 2021 and bears a 5.0% interest rate. As of December 31, 2021, the outstanding balance of the Note was $50,000 and accrued interest was $5,000.

Francis E. Rich – On June 24, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of $40,000 (the “Note”) due on July 31, 2021 and bears a 5.0% interest rate. The Company made two payments of $21,000 towards the principal balance and accrued interest of $1,000 during August 2021. On October 5, 2021, the Company made a payment of $21,000 towards the principal balance and accrued interest of $1,000. As of December 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Francis E. Rich – On November 25, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of $50,000 (the “Note”) due on May 25, 2022 and bears a 5.0% interest rate. As of December 31, 2021, the outstanding balance of the Note was $50,000 and accrued interest was $2,500.

Francis E. Rich IRA – On October 23, 2020, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich IRA in the principal amount of 50,000 (the “Note”) due on April 23, 2021 and bears a 5.0% interest rate. The Company made a payment of $52,500 towards the principal balance and accrued interest of $2,500 on April 23, 2021. As of December 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Legends Capital Group – Between October 2011 and September 2012, the Company issued eleven unsecured Promissory Notes to Legends Capital Group for a total principal amount of $765,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $765,000. On October 2, 2015, the Company entered into a new convertible note with Legends Capital Group that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $504,806 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $150,987 for the remaining debt discount. During 2019 and 2020, the Company made payments of $40,000 towards the outstanding principal balance. As of December 31, 2021, the gross balance of the note was $715,000 and accrued interest was $1,349,712.

LW Briggs Irrevocable Trust – Between December 2010 and January 2013, the Company issued eight unsecured Promissory Notes to LW Briggs Irrevocable Trust for a total principal amount of $1,101,000 (the “Notes”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $1,101,000. On October 2, 2015, the Company entered into a new convertible note with LW Briggs Irrevocable Trust that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $814,784 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $2,564,130 for the remaining derivative liability and of $217,303 for the remaining debt discount. As of December 31, 2021, the gross balance of the note was $1,101,000 and accrued interest was $2,053,816.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of December 31, 2021, the gross balance of the note was $1,698,911 and accrued interest was $0.

Pine Valley Investments, LLC – On November 30, 2020, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $200,000 (the “Note”) due on December 31, 2020 and bears a 5.0% interest rate. The Company made a payment of $60,000 towards the principal balance and accrued interest of $10,000 on December 31, 2020. The Company made a payment of $25,000 towards the principal balance on January 29, 2021. The Company made a payment of $125,000 towards the principal balance on February 28, 2021. As of December 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

Pine Valley Investments, LLC – On December 6, 2021, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $100,000 (the “Note”) due on January 6, 2022 and bears a 5.0% interest rate. As of December 31, 2021, the outstanding balance of the Note was $100,000 and accrued interest was $5,000.

Cluff-Rich, PC – On January 29, 2021, the Company issued an unsecured Short-Term Promissory Note to WOC Energy, LLC in the principal amount of $40,000 (the “Note”) due on February 28, 2021 and bears a 5.0% interest rate. The Company made a payment of $42,000 towards the principal balance and accrued interest of $2,000 on March 1, 2021. As of December 31, 2021, the outstanding balance of the Note was $0 and accrued interest was $0.

12. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2021 and December 31, 2020:

Convertible Notes Payable	December 31, 2021	December 31, 2020
Antczak Polich Law LLC	$279,123	$320,123
Antilles Family Office LLC	3,074,119	3,448,700
Scotia International	395,041	400,000
Total Convertible Notes Payable	3,748,283	4,168,823
Less Unamortized Discount	(826)	(774,431)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,747,457	3,394,392
Less Short-Term Convertible Notes Payable	-	(2,176,677)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$3,747,457	$1,217,715

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the year ended December 31, 2021, the Company made payments amounting to $20,877. As of December 31, 2021, the gross balance of the note was $279,123 and accrued interest was $83,345.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. During the years ended December 31, 2019 through 2021, the Company made several payments amounting to $130,000. As of December 31, 2021, the gross balance of the note was $0 and accrued interest was $14,142.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. The Company is not current with all payments due under the Forebearance Agreement. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. For the year ended December 31, 2021, the Company amortized $727,790 of debt discount to current period operations as interest expense. As of December 31, 2021, the gross balance of the note was $3,074,119 and accrued interest was $2,448,264.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the year ended December 31, 2021, the Company amortized $30,159 of debt discount to current period operations as interest expense. On September 1, 2021, the Company made a payment towards the principal balance of $4,958. As of December 31, 2021, the gross balance of the note was $395,042 and accrued interest was $71,408.

13. Stockholders’ Deficit

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

On October 7, 2021, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice. The conversion was for $40 in principal. The shares were valued at $0.0135 per share for a total value of $75,630. The Company recognized a loss of extinguishment of debt of $75,590 on this conversion.

On October 28, 2021, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice. The conversion was for $40 in principal. The shares were valued at $0.0116 per share for a total value of $64,985. The Company recognized a loss of extinguishment of debt of $64,945 on this conversion.

On November 23, 2021, the Company issued to an Investor 560,219 shares of its common stock under a conversion notice. The conversion was for $4 in principal. The shares were valued at $0.0085 per share for a total value of $4,762. The Company recognized a loss of extinguishment of debt of $4,758 on this conversion.

On December 31, 2021, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice. The conversion was for $40 in principal. The shares were valued at $0.006 per share for a total value of $33,613. The Company recognized a loss of extinguishment of debt of $33,573 on this conversion.

Warrants

On January 1, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $30,532, which has been recorded warrant derivative liabilities.

On May 11, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $16,682, which has been recorded warrant derivative liabilities.

On October 25, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $17,881, which has been recorded warrant derivative liabilities.

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

The Company re-valued the warrants at December 31, 2021 for $0 and recorded a gain on the change in derivative liabilities of $22,914.

The following tables summarize the warrant activity during the years ended December 31, 2021 and 2020:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2019	9,613,637	$0.53
Granted	-	-
Exercised	-	-
Forfeited	(63,637)	-
Balance at December 31, 2020	9,550,000	0.49
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2021	9,550,000	$0.49

2021 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2021	Weighted Average Exercise Price
$ 0.40 - 0.75	9,550,000	0.41 years	$0.49	9,550,000	$0.49

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

	For the Year Ended
Numerator	December 31, 2021	December 31, 2020
Net Income (Loss) - Controlling Interest	$(2,839,645)	$2,342,299
Amortization of Debt Discounts	-	1,980,295
Interest Expense	-	1,015,328
Loss on Conversion	-	531,194
Change in Derivative Liabilities	-	(6,396,866)
Adjusted Net Loss - Controlling Interest	$(2,839,645)	$(527,750)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	129,346,480	68,440,532
Dilutive Shares	-	470,427,550
Diluted Weighted Average Number of Shares Outstanding during Period	129,346,480	538,868,082

Diluted Net Loss per Share	$(0.02)	$(0.00)

15. Income Taxes

The Company’s subsidiaries, Compania Minera Cerros del Sur and Compania Minera Clavo Rico, which are located in Honduras, are required to pay income tax and solidarity tax on their income and/or assets annually. The Honduran annual report for 2020 was completed during the year ended December 31, 2021 and the company recognized a tax liability of $158,321 during the period and paid $79,907 of this tax liability. The Company also accrued for an additional tax liability of $137,756 along with penalties and interest of $118,917 for an ongoing tax audit for the fiscal year 2017. Also during the year ended December 31, 2021, the Company paid estimated tax payments for the current fiscal year totalling $77,940 and accrued for another $31,964 in estimated income tax for the fiscal year 2021.

The Company accounts for U.S. income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income tax expense (recovery) is comprised the following amounts:

Tax Reconciliations	December 31, 2021	December 31, 2020
Tax at Statutory Rate	$(415,838)	$(608,810)
Meals and Entertainment	(645)	(668)
Depreciation	51,239	36,227
Change in Derivative Liability	914,071	1,730,983
Amortization of Debt Discount	(197,067)	(523,834)
Accrued Interest	(579,406)	(522,058)
Change in Valuation of Allowance	757,283	(111,840)
Tax Provision	$529,638	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred Tax Assets	December 31, 2021	December 31, 2020
(21% Federal, 5% Average Corporate Rate)
Net Operating Loss Carry-forwards	$2,403,846	$2,632,136
Depreciation	166,123	217,362
Accrued Interest	579,406	522,058
Valuation Allowance	(3,149,375)	(3,371,556)
Deferred Tax Assets	$-	$-

As of December 31, 2021 and December 31, 2020, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $9,245,600 and $10,126,600, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carry-forward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2041.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2041.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2012 through December 31, 2020 generally remain open to examination by the Internal Revenue Service until its net operating loss carry-forwards are utilized and the applicable statutes of limitation have expired.

16. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2021, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Employment Agreements – Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually. This agreement is effective for 60 months. Additionally, the employment agreement provides for benefits and an optional annual bonus to be determined by the Board of Directors.

Notes Payable – The Company took several short-term notes payable from related parties during 2021. The Company received $1,426,800 in cash from related parties and paid out $1,297,900 in cash to related parties on notes payable (see Note 10).

17. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. The following is a summary of pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations of the Company.

On December 30, 2021, the Company was served with a complaint filed by Antilles Family Office, LLC (“Antilles”) alleging an amount of $5,324,206 (plus interest, additional costs and attorneys’ fees) due from the Company. Antilles was assigned a Secured Redeemable Convertible Promissory Note from Discover Growth Fund, LLC in November 2021. In the complaint, filed in the United States District Court for the District of Delaware, Antilles asserts claims related to alleged breach of contract and unjust enrichment against the Company, and seeks a monetary judgment, an award of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as procedurally improper or impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively.

On June 28, 2021, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., settled a labor dispute brought in Honduras by one of the Company’s former employees for an amount of $19,408. The settlement included the Company and all its related entities.

On March 4, 2020, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., was served with notice of a civil litigation brought in Honduras by Empresa Agregados y Concretos S.A. (“Agrecon”) for an amount of approximately $1,350,000, which has been accrued by the Company as of December 31, 2021. The complaint alleges a dispute regarding the amounts owed by the Company to Agrecon under a certain Material Crushing Agreement. The Company has responded disputing the amount owed and placed $125,000 in a dedicated account while the case is being litigated and until the court makes its determination on any amounts owed.

The Servicio de Administración de Rentas (“SAR,” the tax authority in Honduras) has completed an audit of the Company’s tax returns for 2017 and 2018. The Company’s subsidiary, Compañía Minera Clavo Rico, S.A. de C.V., has been served with a lawsuit filed by SAR in Honduras alleging additional tax liability due. The Complaint alleges that HNL7,186,151,96 lempires are due in a demand for execution of a forced extrajudicial title. The Company has accrued $256,674 in this matter.

In the opinion of management, as of December 31, 2021, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

18. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the year ended December 31, 2021, most of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of December 31, 2021. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

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

On January 25, 2022, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On February 17, 2022, the Company issued to an Investor 4,201,644 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 2, 2022, the Company issued to an Investor 4,901,918 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On March 18, 2022, the Company issued to an Investor 5,041,973 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 5, 2022, the Company issued to an Investor 4,341,699 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

