Form 10-Q
period 2022-03-31
INCEPTION MINING INC.
filed 2022-05-20
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 18, 2022 there were 195,754,892 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$95,922	$55,273
Accounts receivable	17,849	12,026
Inventories	445,711	455,438
Prepaid expenses and other current assets	33,665	20,271
Total Current Assets	593,147	543,008

Property, plant and equipment, net	423,786	431,271
Right of use operating lease asset	32,913	36,182
Other assets	161,593	161,576
Total Assets	$1,211,439	$1,172,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,305,640	$5,834,816
Accrued interest - related parties	9,787,977	9,520,067
Operating lease liability - current portion	13,185	13,076
Note payable - current portion	9,485	37,891
Notes payable - related parties – current portion	2,226,980	2,077,811
Convertible notes payable - current portion, net of discount	3,748,142	3,747,457
Derivative liabilities	4,003,043	4,048,650
Total Current Liabilities	26,094,452	25,279,768

Long-term note payable	60,000	91,667
Long-term notes payable – related parties – net of current portion	5,378,980	5,378,980
Operating lease liability, net of current portion	19,728	23,106
Mine reclamation obligation	693,576	674,074
Total Liabilities	32,246,736	31,447,595

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 800,000,000 shares authorized, 182,169,577 and 162,421,850 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,822	1,624
Additional paid-in capital	8,005,540	7,881,439
Accumulated deficit	(38,390,486)	(37,508,429)
Accumulated other comprehensive income	(641,772)	(639,949)
Total Controlling Interest	(31,024,895)	(30,265,314)
Non-Controlling Interest	(10,402)	(10,244)
Total Stockholders’ Deficit	(31,035,297)	(30,275,558)
Total Liabilities and Stockholders’ Deficit	$1,211,439	$1,172,037

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Precious Metals Income	$895,189	$1,529,329
Cost of goods sold	728,899	1,241,648
Gross profit	166,290	287,681

Operating Expenses
General and administrative	328,604	290,104
Depreciation and amortization	1,459	2,028
Total Operating Expenses	330,063	292,132
Loss from Operations	(163,773)	(4,451)

Other Income/(Expenses)
Other income (expense)	5,885	12,402
Gain on forgiveness of PPP loan	31,667	-
Change in derivative liability	45,607	(3,419,052)
Change in marketable securities	-	328,970
Loss on extinguishment of debt	(124,158)	(1,096,752)
Interest expense	(650,061)	(1,069,562)
Total Other Income/(Expenses)	(691,060)	(5,243,994)

Net Loss from Operations before Income Taxes	(854,833)	(5,248,445)
Provision for Income Taxes	(27,382)	(157,690)
NET LOSS	(882,215)	(5,406,135)
NET LOSS - Non-Controlling Interest	158	156
NET LOSS - Controlling Interest	$(882,057)	$(5,405,979)

Net loss per share – Basic and Diluted	$(0.01)	$(0.06)
Weighted average number of shares outstanding during the period – Basic and Diluted	170,736,437	92,514,974

NET LOSS	$(882,215)	$(5,406,135)
Other Comprehensive Loss
Exchange differences arising on translating foreign operations	(1,823)	3,439
Total Comprehensive Loss	(884,038)	(5,402,696)
Total Comprehensive Loss - Non-Controlling Interest	(160)	(164)
Total Comprehensive Loss - Controlling Interest	$(884,198)	$(5,402,860)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Deficiency
Balance, December 31, 2021	51	$1	162,421,850	$1,624	$7,881,439	$(37,508,429)	$(639,949)	$(10,244)	$(30,275,558)
Shares issued for conversion of note payable	-	-	19,747,727	198	124,101	-	-	-	124,299
Foreign currency translation adjustment	-	-	-	-	-	-	(1,823)	-	(1,823)
Net loss for the period	-	-	-	-	-	(882,057)	-	(158)	(882,215)
Balance, March 31, 2022	51	$1	182,169,577	$1,822	$8,005,540	$(38,390,486)	$(641,772)	$(10,402)	$(31,035,297)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Deficiency
Balance, December 31, 2020	51	$1	78,668,420	$787	$5,882,614	$(34,668,784)	$(673,185)	$(8,675)	$(29,467,242)
Shares issued for conversion of note payable	-	-	33,045,161	330	1,208,312	-	-	-	1,208,642
Foreign currency translation adjustment	-	-	-	-	-	-	3,439	-	3,439
Net loss for the period	-	-	-	-	-	(5,405,979)	-	(156)	(5,406,135)
Balance, March 31, 2021	51	$1	111,713,581	$1,117	$7,090,926	$(40,074,763)	$(669,746)	$(8,831)	$(33,661,296)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net Loss	$(882,215)	$(5,406,135)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	11,526	12,163
Loss on extinguishment of debt	124,158	1,096,752
Change in derivative liability	(45,607)	3,419,052
Gain on forgiveness of PPP loan	(31,667)	-
Change in marketable securities	-	(328,970)
Amortization of debt discount	826	482,453
Changes in operating assets and liabilities:
Trade receivables	(5,792)	(6,168)
Inventories	14,485	461,533
Prepaid expenses and other current assets	(13,319)	4,368
Accounts payable and accrued liabilities	489,323	(32,987)
Accounts payable and accrued liabilities - related parties	292,276	306,322
Secured borrowings	-	58,372
Net Cash Provided By (Used In) Operating Activities	(46,006)	66,755

Cash Flows from Investing Activities:
Proceeds on sale of marketable securities	-	447,136
Purchase of property, plant and equipment	(3,983)	(23,477)
Net Cash Provided By (Used In) Investing Activities	(3,983)	423,659

Cash Flows from Financing Activities:
Repayment of notes payable	(28,406)	-
Repayment of notes payable-related parties	(304,900)	(572,713)
Repayment of convertible notes payable	-	(158,857)
Repayment of secured borrowings	-	(83,006)
Proceeds from notes payable-related parties	423,900	373,000
Net Cash Provided By (Used In) Financing Activities	90,594	(441,576)
Effects of exchange rate changes on cash	44	133
Net Change in Cash	40,649	48,971
Cash at Beginning of Period	55,273	34,358
Cash at End of Period	$95,922	$83,329

Supplemental disclosure of cash flow information:
Cash paid for interest	$90,221	$162,204
Cash paid for taxes	$-	$33,832

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$124,299	$1,208,642

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2022

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

On March 5, 2010, the Company amended its articles of incorporation to (1) change its name to Silver America, Inc. and (2) increase its authorized common stock from 100,000,000 to 500,000,000. In 2020 the Company increased its authorized common stock from 500,000,000 to 800,000,000.

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of March 31, 2022, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net loss of $882,215 during the period ended March 31, 2022 and had a working capital deficit of $25,501,305 as of March 31, 2022. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Condensed Financial Statements - The interim consolidated financial statements included herein have been prepared by Inception Mining Inc. (“Inception Mining” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing and the Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2022, the results of its consolidated statements of operations and comprehensive loss for the three-month period ended March 31, 2022, its condensed consolidated statement of stockholders’ deficit and its consolidated cash flows for the three-month period ended March 31, 2022. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Settlement of Contracts in Company’s Equity– In accordance with ASC 815-40-25, the Company must meet certain requirements in order to report contracts as equity versus liabilities. These requirements must be met by the Company or the contracts need to be reported as liabilities. The Company has adopted the sequencing approach as guidance on contracts that permit partial net share settlement. The Company evaluates the contracts based on the earliest issuance date. Currently, the Company doesn’t have any items that are reported as equity instead of liabilities.

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

The fair value of financial instruments on March 31, 2022 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	4,003,043	4,003,043
Total Liabilities	$-	$-	$4,003,043	$4,003,043

The fair value of financial instruments on December 31, 2021 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	4,048,650	4,048,650
Total Liabilities	$-	$-	$4,048,650	$4,048,650

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 430,367,923,880 common share equivalents have been excluded from the diluted loss per share calculation for the three-month period ended March 31, 2022 because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three-month periods ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Numerator
Net Loss - Controlling Interest	$(882,057)	$(5,405,979)
Adjusted Net Loss - Controlling Interest	$(882,057)	$(5,405,979)

	Shares	Shares
Denominator
Basic Weighted Average Number of Shares Outstanding during Period	170,736,437	93,514,974
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	170,736,437	93,514,974

Diluted Net Loss per Share	$(0.01)	$(0.06)

Other Comprehensive Loss – Other Comprehensive loss is made up of the exchange differences arising on translating foreign operations, unrealized losses on marketable securities and the net loss for the three-months ending March 31, 2022 and 2021.

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

Financial Statement Reclassification – Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. Some related party notes payable were reclassified from current to long-term.

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	March 31, 2022	December 31, 2021
Operating leases
Long-term right-of-use assets	$32,913	$36,182

Short-term operating lease liabilities	$13,185	$13,076
Long-term operating lease liabilities	19,728	23,106
Total operating lease liabilities	$32,913	$36,182

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Opearting Lease
2022	$10,829
2023	14,876
2024	10,505
Total lease payments	36,210
Less: imputed interest/present value discount	(3,297)
Present value of lease liabilities	$32,913

The Company incurred rent expense of $3,700 and $4,900 for the three months ended March 31, 2022 and 2021.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Supplies	$73,166	$85,068
Mineralized Material on Leach Pads	150,827	164,281
ADR Plant	93,005	113,046
Finished Ore	128,712	93,043
Total Inventories	$445,711	$455,438

There were no stockpiles at March 31, 2022 and December 31, 2021.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2022:

Debt Derivative Liabilities
Balance, December 31, 2021	$4,048,650
Change in fair value of derivative liabilities and warrant liability	(45,607)
Balance, March 31, 2022	$4,003,043

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

At March 31, 2022, the Company marked to market the fair value of the debt derivatives and determined a fair value of $4,003,043. The Company recorded a gain from change in fair value of debt derivatives of $45,607 for the period ended March 31, 2022. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Company’s Enterprise Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 177.71%, (3) weighted average risk-free interest rate of 0.17% (4) expected life of 0.08 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Company’s Enterprise Valuation Model was based on the following assumptions: (1) outstanding note balance at March 31, 2022 of $3,073,978, (2) outstanding shares of common stock at March 31, 2022 of 182,169,577 shares and (3) closing stock price on March 31, 2022 of $0.0051 per share.

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

At March 31, 2022, the Company had a warrant liability of $0. The Company recorded a loss from change in fair value of warrant liability of $0 for the period ended March 31, 2022. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 139.51% to 174.90%, (3) weighted average risk-free interest rate of 0.35% to 2.28% (4) expected life of 0.14 to 1.57 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Land	$305,194	$305,134
Buildings	2,366,051	2,365,584
Machinery and Equipment	963,475	963,289
Office Equipment and Furniture	50,340	50,331
Vehicles	102,089	102,070
Construction in Process	30,532	26,529
	3,817,681	3,812,937
Less Accumulated Depreciation	(3,393,895)	(3,381,666)
Total Property, Plant and Equipment	$423,786	$431,271

During the three months ended March 31, 2022 and 2021, the Company recognized depreciation expense of $11,526 and $12,163, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	March 31, 2022	March 31, 2021
Cost of Goods Sold	$10,067	$10,135
General and Administrative	1,459	2,028
Total	$11,526	$12,163

6. Mine Reclamation Obligation

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and revegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $693,576 and $674,074 as of March 31, 2022 and December 31, 2021, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk-free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation obligation for information indicating that our assumptions should change.

Changes to the asset retirement obligation were as follows:

	March 31, 2022	December 31, 2021
Balance, Beginning of Year	$674,074	$602,337
Liabilities incurred	19,502	71,737
Disposal	-	-
Balance, End of Year	$693,576	$674,074

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Accounts Payable	$718,794	$655,048
Accrued Liabilities	4,779,376	4,429,339
Accrued Salaries and Benefits	695,026	644,207
Advances Payable	112,444	106,222
Total Accrued Liabilities	$6,305,640	$5,834,816

8. Notes Payable

Notes payable were comprised of the following as of March 31, 2022 and December 31, 2021:

Notes Payable	March 31, 2022	December 31, 2021
Phil Zobrist	$60,000	$60,000
Small Business Administration	9,485	69,558
Total Notes Payable	69,485	129,558
Less Short-Term Notes Payable	(9,485)	(37,891)
Total Long-Term Notes Payable	$60,000	$91,667

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of March 31, 2022, the gross balance of the note was $60,000 and accrued interest was $99,597.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. On April 30, 2021, the Company issued an additional unsecured Promissory Note to the Small Business Administration in the principal amount of $31,667 that matures on April 30, 2023 and bears 3.75% per annum interest under additional funding of the Covid-19 Cares Act. The total net proceeds the Company received was $31,667. During the year ended December 31, 2021, the Company received forgiveness on the first loan in the amount of $31,667 under the Covid-19 Cares Act. During the three months ended March 31, 2022, the Company received forgiveness on the second loan in the amount of $31,667 under the Covid-19 Cares Act. Since September 2021, the Company has been making monthly payments on the first loan that amount to $58,848. As of March 31, 2022, the gross balance of the note was $9,485 and accrued interest was $8.

9. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2022 and December 31, 2021:

Notes Payable - Related Parties	Relationship	March 31, 2022	December 31, 2021
Clavo Rico, Inc.	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Debra D’ambrosio	Immediate Family Member	307,900	178,900
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
Legends Capital	Affiliate - Controlled by Director	715,000	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,729,080	1,698,911
Pine Valley Investments	Affiliate - Controlled by Director	90,000	100,000
Total Notes Payable - Related Parties		7,605,960	7,456,791
Less Short-Term Notes Payable - Related Parties		(2,226,980)	(2,077,811)
Total Long-Term Notes Payable - Related Parties		$5,378,980	$5,378,980

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. As of March 31, 2022, the gross balance of the notes was $3,377,980 and accrued interest was $5,885,473.

Claymore Management – On October 2, 2016, the note was extended until December 31, 2024. As of March 31, 2022, the gross balance of the note was $185,000 and accrued interest was $367,760.

D. D’Ambrosio – On January 1, 2022, there was three unsecured Short-Term Promissory Notes to D. D’Ambrosio in the principal amount of $178,900 outstanding from 2021. During 2022, the Company has issued 5 unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $423,900 (the “Notes”) that all bear a 3.00% interest rate. During 2022, the Company has made payments totaling $307,630 towards the principal balances of $294,900 and accrued interest of $12,730. As of March 31, 2022, there were four Notes outstanding with outstanding balance of the Notes of $307,900 and accrued interest of $9,237.

Francis E. Rich – On May 24, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of 50,000 (the “Note”) due on November 23, 2021 and bears a 5.0% interest rate. As of March 31, 2022, the outstanding balance of the Note was $50,000 and accrued interest was $5,000.

Francis E. Rich – On November 25, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of $50,000 (the “Note”) due on May 25, 2022 and bears a 5.0% interest rate. As of March 31, 2022, the outstanding balance of the Note was $50,000 and accrued interest was $2,500.

Legends Capital Group – On October 2, 2016, the notes were extended until December 31, 2024. As of March 31, 2022, the gross balance of the note was $715,000 and accrued interest was $1,381,446.

LW Briggs Irrevocable Trust – On October 2, 2016, the notes were extended until December 31, 2024. As of March 31, 2022, the gross balance of the note was $1,101,000 and accrued interest was $2,102,683.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of March 31, 2022, the gross balance of the note was $1,729,080 and accrued interest was $29,379.

Pine Valley Investments, LLC – On December 6, 2021, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $100,000 (the “Note”) due on January 6, 2022 and bears a 5.0% interest rate. During the three months ended March 31, 2022, the Company made two payments of $5,000 each towards the principal balance of the note. This note has been extended until April 6, 2022. As of March 31, 2022, the outstanding balance of the Note was $90,000 and accrued interest was $4,500.

10. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2022 and December 31, 2021:

Convertible Notes Payable	March 31, 2022	December 31, 2021
Antczak Polich Law LLC	$279,123	$279,123
Antilles Family Office LLC	3,073,978	3,074,119
Scotia International	395,041	395,041
Total Convertible Notes Payable	3,748,142	3,748,283
Less Unamortized Discount	-	(826)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,748,142	3,747,457
Less Short-Term Convertible Notes Payable	-	-
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$3,748,142	$3,747,457

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of March 31, 2022, the gross balance of the note was $279,123 and accrued interest was $88,851.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of March 31, 2022, the gross balance of the note was $0 and accrued interest was $14,142.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. The Company is not current with all payments due under the Forebearance Agreement. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. During the three months ended March 31, 2022, the investor converted $141 of the principal balance into 19,747,727 shares of common stock. The Company recognized a loss on the extinguishment of debt of $124,158. As of March 31, 2022, the gross balance of the note was $3,073,978 and accrued interest was $2,725,915.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the three months ended March 31, 2022, the Company amortized $826 of debt discount to current period operations as interest expense. As of March 31, 2022, the gross balance of the note was $395,042 and accrued interest was $77,252.

11. Stockholders’ Deficit

Common Stock

On January 25, 2022, the Company issued to Antilles Family Office, LLC 5,602,192 shares of its common stock under a conversion notice. The conversion was for $40 in principal. The shares were valued at $0.007 per share for a total value of $39,215. The Company recognized a loss of extinguishment of debt of $39,175 on this conversion.

On February 17, 2022, the Company issued to Antilles Family Office, LLC 4,201,644 shares of its common stock under a conversion notice. The conversion was for $30 in principal. The shares were valued at $0.0075 per share for a total value of $31,512. The Company recognized a loss of extinguishment of debt of $31,482 on this conversion.

On March 2, 2022, the Company issued to Antilles Family Office, LLC 4,901,918 shares of its common stock under a conversion notice. The conversion was for $35 in principal. The shares were valued at $0.0063 per share for a total value of $30,882. The Company recognized a loss of extinguishment of debt of $30,847 on this conversion.

On March 18, 2022, the Company issued to Antilles Family Office, LLC 5,041,973 shares of its common stock under a conversion notice. The conversion was for $36 in principal. The shares were valued at $0.0045 per share for a total value of $22,689. The Company recognized a loss of extinguishment of debt of $22,653 on this conversion.

Warrants

The following tables summarize the warrant activity during the three months ended March 31, 2022 and the year ended December 31, 2021:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2020	9,550,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2021	9,550,000	0.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2022	9,550,000	$0.50

2022 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2022	Weighted Average Exercise Price
$0.40 - 0.75	9,550,000	0.16	$0.50	9,550,000	$0.50

12. Income Taxes

The Company’s subsidiaries, Compania Minera Cerros del Sur and Compania Minera Clavo Rico, which are located in Honduras, are required to pay income tax and solidarity tax on their income and/or assets annually. During the three-month period ended March 31, 2022 and the company accrued a tax liability of $27,382 for this period and paid $0 of tax liability.

13. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of March 31, 2022, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took five short-term notes payable from Debra D’ambrosio, an immediate family member related party during the three months ended March 31, 2022. The Company received $423,900 in cash from related parties and paid out $304,900 in cash to related parties on notes payable (See Note 9 for more details).

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

15. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the three months ended March 31, 2022, one hundred percent (100%) of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of March 31, 2022. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

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

On April 5, 2022, the Company issued to Antilles Family Office, LLC 4,341,699 shares of its common stock under a conversion notice.

On April 18, 2022, the Company issued to Antilles Family Office, LLC 4,481,753 shares of its common stock under a conversion notice.

On April 25, 2022, the Company issued to Antilles Family Office, LLC 4,761,863 shares of its common stock under a conversion notice.

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

This discussion should be read in conjunction with our financial statements on our 2021 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2022, the results of its consolidated statements of operations and comprehensive loss for the three month periods ended March 31, 2022 and 2021, and its consolidated cash flows for the three-month periods ended March 31, 2022 and 2021. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

We had net loss of $882,215 for the three-month period ended March 31, 2022, and a net loss of $5,406,135 for the three-month period ended March 31, 2021. This change in our results over the two periods is primarily the result of the change in derivative liabilities during the current period. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase/
	2022	2021	(Decrease)
Revenues	$895,189	$1,529,329	$(634,140)
Cost of Sales	728,899	1,241,648	(512,749)
Gross Profit	166,290	287,681	(121,391)
General and Administrative	328,604	290,104	38,500
Depreciation and Amortization Expenses	1,459	2,028	(569)
Total Operating Expenses	330,063	292,132	37,931
Income (Loss) from Operations	(163,773)	(4,451)	(159,322)
Other Income (expense)	5,885	12,402	(6,517)
Gain on Forgiveness of PPP loan	31,667	-	31,667
Change in Derivative Liabilities	45,607	(3,419,052)	3,464,659
Change in Marketable Securities	-	328,970	(328,970)
Loss on Extinguishment of Debt	(124,158)	(1,096,752)	972,594
Interest Expense	(650,061)	(1,069,562)	(419,501)
Loss from Operations Before Taxes	(854,833)	(5,248,445)	4,393,612
Provision for Income Taxes	(27,382)	(157,690)	130,308
Net Income (Loss)	$(882,215)	$(5,406,135)	$4,523,920

Revenues decreased because of lower grade ore being processed and difficulties getting parts needed for the machine used to grind the ore before placing it on the leach pad.

Cost of sales were different in the three-month period ended March 31, 2022 because of the lower amounts of ore placed on the leach pad. Cost of sales increased as a percentage of revenue from 81.19% in the three-month period ended March 31, 2021 to 81.42% in the three-month period ended March 31, 2022 but was relatively the same percentages.

General and administrative expenses have increased for the three-month period ended March 31, 2022 because of an increase in legal expenses, compared to the three-month period ended March 31, 2021.

Changes in derivative liabilities was because of the lower valuation of the derivative liabilities in the current year.

Interest expense decreased in 2022 because of the decrease of amortization of existing debt discounts.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2022 reflects assets of $1,211,439. We had cash in the amount of $95,922 and working capital deficit in the amount of $25,501,305 as of March 31, 2022. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2022	December 31, 2021
Current assets	$593,147	$543,008
Current liabilities	26,094,452	25,279,768
Working capital deficit	$(25,501,305)	$(24,736,760)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $38,390,486. In addition, there is a working capital deficit of $25,501,305 as of March 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three Months Ended March 31,
	2022	2021
Net Cash Provided by (Used in) Operating Activities	$(46,006)	$66,755
Net Cash Provided by (Used in) Investing Activities	(3,983)	423,659
Net Cash Provided by (Used in) Financing Activities	90,594	(441,576)
Effects of Exchange Rate Changes on Cash	44	133
Net Increase (Decrease) in Cash	$40,649	$48,971

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2022 was $46,006, a decrease of $112,761 from the $66,755 net cash provided during the three months ended March 31, 2021. This decrease in the cash provided by operating activities was primarily due to the decrease in production and sale of materials during the quarter.

Investing Activities

Investing activities during the three months ended March 31, 2022 used ($3,983), a decrease of $427,642 from the $426,659 provided by investing activities during the three months ended March 31, 2021. The decrease was due to the proceeds of $447,136 from the sale of the marketable securities received in 2021 compared to $0 in 2022.

Financing Activities

Financing activities during the three months ended March 31, 2022 provided cash of $90,594, an increase of $532,170 from the $441,576 used in financing activities during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company received $423,900 in proceeds from notes payable - related parties. The Company made $304,900 in payments on notes payable – related parties and $28,406 in payments on notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

On April 18, 2022, the Company issued to an Investor 4,481,753 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On April 25, 2022, the Company issued to an Investor 4,761,863 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”). On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the Note and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. The Company is not current with all payments due under the Forbearance Agreement. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company and that the Company was in default under the Note and Forbearance Agreement. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a monetary judgment, an award of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as procedurally improper or impermissibly duplicative of the breach of contract claim and intends to defend the lawsuit aggressively.

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

INCEPTION MINING INC.

Date: May 20, 2022	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

