Form 10-Q
period 2022-06-30
INCEPTION MINING INC.
filed 2022-08-22
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022 there were 244,634,016 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,495	$55,273
Accounts receivable	21,911	12,026
Inventories	527,115	455,438
Prepaid expenses and other current assets	48,942	20,271
Total Current Assets	631,463	543,008

Property, plant and equipment, net	451,880	431,271
Right of use operating lease asset	29,644	36,182
Other assets	160,730	161,576
Total Assets	$1,273,717	$1,172,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,697,960	$5,834,816
Accrued interest - related parties	10,092,094	9,520,067
Operating lease liability - current portion	13,293	13,076
Note payable - current portion	-	37,891
Notes payable - related parties	2,542,551	2,077,811
Convertible notes payable - net of discount	3,747,763	3,747,457
Derivative liabilities	3,402,949	4,048,650
Total Current Liabilities	26,496,610	25,279,768

Long-term note payable	60,000	91,667
Long-term notes payable - related parties, net of current portion	5,378,980	5,378,980
Operating lease liability, net of current portion	16,351	23,106
Mine reclamation obligation	710,848	674,074
Total Liabilities	32,662,789	31,447,595

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 500,000,000 shares authorized, 235,250,345 and 162,421,850 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,352	1,624
Additional paid-in capital	8,138,735	7,881,439
Accumulated deficit	(38,882,150)	(37,508,429)
Accumulated other comprehensive loss	(637,311)	(639,949)
Total Controlling Interest	(31,378,373)	(30,265,314)
Non-Controlling Interest	(10,699)	(10,244)
Total Stockholders’ Deficit	(31,389,072)	(30,275,558)
Total Liabilities and Stockholders’ Deficit	$1,273,717	$1,172,037

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Precious Metals Income	$470,198	$1,012,575	$1,365,387	$2,541,904
Cost of goods sold	510,679	435,477	1,239,578	1,677,125
Gross profit (loss)	(40,481)	577,098	125,809	864,779

Operating Expenses
General and administrative	236,160	351,260	564,764	641,364
Depreciation and amortization	1,194	2,571	2,653	4,599
Total Operating Expenses	237,354	353,831	567,417	645,963
Income (Loss) from Operations	(277,835)	223,267	(441,608)	218,816

Other Income/(Expenses)
Other income (expense)	1,782	(5,506)	7,667	6,896
Gain on forgiveness of PPP loan	-	-	31,667	-
Change in derivative liability	600,094	5,907,668	645,701	2,488,616
Change in marketable securities	-	-	-	328,970
Loss on extinguishment of debt	(133,345)	(394,722)	(257,503)	(1,491,474)
Interest expense	(682,625)	(1,106,567)	(1,332,686)	(2,176,129)
Total Other Income/(Expenses)	(214,094)	4,400,873	(905,154)	(843,121)

Net Income (Loss) from Operations before Income Taxes	(491,929)	4,624,140	(1,346,762)	(624,305)
Provision for Income Taxes	(32)	(245)	(27,414)	(157,935)
NET INCOME (LOSS)	(491,961)	4,623,895	(1,374,176)	(782,240)
NET INCOME (LOSS) - Non-Controlling Interest	297	(333)	455	(177)
NET INCOME (LOSS) - Controlling Interest	$(491,664)	$4,623,562	$(1,373,721)	$(782,417)

Net income (loss) per share - Basic	$(0.00)	$0.04	$(0.01)	$(0.01)
Net income (loss) per share - Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding during the period - Basic	200,018,099	124,823,312	185,458,156	109,255,630
Weighted average number of shares outstanding during the period - Diluted	200,018,099	2,340,253,742	185,458,156	109,255,630

NET INCOME (LOSS)	$(491,961)	$4,623,895	$(1,374,176)	$(782,240)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(815)	(8,100)	(2,638)	(4,661)
Total Comprehensive Income (Loss)	(492,776)	4,615,795	(1,376,814)	(786,901)
Total Comprehensive Income (Loss) - Non-Controlling Interest	-	292	(160)	128
Total Comprehensive Income (Loss) - Controlling Interest	$(492,776)	$4,616,087	$(1,376,974)	$(786,773)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficiency
Balance, December 31, 2021	51	$1	162,421,850	$1,624	$7,881,439	$(37,508,429)	$(639,949)	$(10,244)	$(30,275,558)
Shares issued with note payable	-	-	19,747,727	198	124,101	-	-	-	124,299
Foreign currency translation adjustment	-	-	-	-	-	-	(1,823)	-	(1,823)
Net loss for the period	-	-	-	-	-	(882,057)	-	(158)	(882,215)
Balance, March 31, 2022	51	1	182,169,577	1,822	8,005,540	(38,390,486)	(641,772)	(10,402)	(31,035,297)
Shares issued with note payable	-	-	53,080,768	530	133,195	-	-	-	133,725
Foreign currency translation adjustment	-	-	-	-	-	-	4,461	-	4,461
Net loss for the period	-	-	-	-	-	(491,664)	-	(297)	(491,961)
Balance, June 30, 2022	51	$1	235,250,345	$2,352	$8,138,735	$(38,882,150)	$(637,311)	$(10,699)	$(31,389,072)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficiency
Balance, December 31, 2020	51	$1	78,668,420	$787	$5,882,614	$(34,668,784)	$(673,185)	$(8,675)	$(29,467,242)
Shares issued with note payable	-	-	33,045,161	330	1,208,312	-	-	-	1,208,642
Foreign currency translation adjustment	-	-	-	-	-	-	3,439	-	3,439
Net loss for the period	-	-	-	-	-	(5,405,979)	-	(156)	(5,406,135)
Balance, March 31, 2021	51	1	111,713,581	1,117	7,090,926	(40,074,763)	(669,746)	(8,831)	(33,661,296)
Shares issued with note payable	-	-	23,884,907	239	483,837	-	-	-	484,076
Foreign currency translation adjustment	-	-	-	-	-	-	(8,100)	-	(8,100)
Net loss for the period	-	-	-	-	-	4,623,562	-	333	4,623,895
Balance, June 30, 2021	51	$1	135,598,488	$1,356	$7,574,763	$(35,451,201)	$(677,846)	$(8,498)	$(28,561,425)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities:
Net Loss	$(1,374,176)	$(782,240)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	22,377	26,065
Loss on extinguishment of debt	257,503	1,491,474
Change in derivative liability	(645,701)	(2,488,616)
Gain on forgiveness of PPP loan	(31,667)	-
Change in marketable securities	-	(328,970)
Amortization of debt discount	826	742,745
Changes in operating assets and liabilities:
Trade receivables	(9,830)	(496)
Inventories	(67,313)	78,714
Prepaid expenses and other current assets	(28,405)	4,456
Accounts payable and accrued liabilities	908,345	672,295
Accounts payable and accrued liabilities - related parties	613,981	617,789
Secured borrowings	-	67,924
Net Cash Provided By (Used In) Operating Activities	(354,060)	101,140

Cash Flows From Investing Activities:
Proceeds on sale of marketable securities	-	447,136
Purchase of property, plant and equipment	(44,167)	(23,144)
Net Cash Provided By (Used In) Investing Activities	(44,167)	423,992

Cash Flows From Financing Activities:
Repayment of notes payable	(37,891)	-
Repayment of notes payable-related parties	(473,900)	(777,000)
Repayment of convertible notes payable	-	(168,857)
Repayment of secured borrowings	-	(217,514)
Proceeds from notes payable	-	31,667
Proceeds from notes payable-related parties	888,300	742,500
Net Cash Provided by (Used In) Financing Activities	376,509	(389,204)
Effects of exchange rate changes on cash	(60)	196
Net Change in Cash	(21,778)	136,124
Cash at Beginning of Period	55,273	34,358
Cash at End of Period	$33,495	$170,482

Supplemental disclosure of cash flow information:
Cash paid for interest	$158,851	$249,931
Cash paid for taxes	$-	$33,832

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$258,023	$1,692,718

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of June 30, 2022, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net loss of $1,374,176 during the period ended June 30, 2022 and had a working capital deficit of $25,865,147 as of June 30, 2022. These factors among others indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2022, the results of its consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2022, its condensed consolidated statement of stockholders’ deficit and its consolidated cash flows for the six-month period ended June 30, 2022. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on June 30, 2022 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	3,402,949	3,402,949
Total Liabilities	$-	$-	$3,402,949	$3,402,949

The fair value of financial instruments on December 31, 2021 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	4,048,650	4,048,650
Total Liabilities	$-	$-	$4,048,650	$4,048,650

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 430,305,633,122 common share equivalents have been excluded from the diluted loss per share calculation for the six-month period ended June 30, 2022 because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and six-month periods ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Numerator
Net Income (Loss) - Controlling Interest	$(491,664)	$4,623,562
Amortization of Debt Discounts	-	260,293
Interest Expense	-	(496,837)
Loss on Conversion	-	394,722
Change in Derivative Liabilities	-	(5,899,008)
Adjusted Net Loss - Controlling Interest	$(491,664)	$(1,117,268)

	Shares	Shares
Denominator
Basic Weighted Average Number of Shares Outstanding during Period	200,018,099	124,823,312
Dilutive Shares	-	2,215,430,430
Diluted Weighted Average Number of Shares Outstanding during Period	200,018,099	2,340,253,742

Diluted Net Loss per Share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Numerator
Net Income (Loss) - Controlling Interest	$(1,373,721)	$(782,417)
Adjusted Net Loss - Controlling Interest	$(1,373,721)	$(782,417)

	Shares	Shares
Denominator
Basic Weighted Average Number of Shares Outstanding during Period	185,458,156	109,255,630
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	185,458,156	109,255,630

Diluted Net Loss per Share	$(0.01)	$(0.01)

Other Comprehensive Loss – Other Comprehensive loss is made up of the exchange differences arising on translating foreign operations, unrealized losses on marketable securities and the net loss for the three and six-months ending June 30, 2022 and 2021.

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	June 30, 2022	December 31, 2021
Operating leases
Long-term right-of-use assets	$29,644	$36,182

Short-term operating lease liabilities	$13,293	$13,076
Long-term operating lease liabilities	16,351	23,106
Total operating lease liabilities	$29,644	$36,182

Maturities of the Company’s undiscounted lease liabilities are as follows:

Year Ending	Operating Lease
2022	$7,310
2023	14,876
2024	10,505
Total lease payments	32,691
Less: imputed interest/present value discount	(3,047)
Present value of lease liabilities	$29,644

The Company incurred rent expense of $6,934 and $8,638 for the six months ended June 30, 2022 and 2021.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Supplies	$88,968	$85,068
Mineralized Material on Leach Pads	48,790	164,281
ADR Plant	88,276	113,046
Finished Ore	301,081	93,043
Total Inventories	$527,115	$455,438

There were no stockpiles at June 30, 2022 and December 31, 2021.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2022:

Debt Derivative Liabilities
Balance, December 31, 2021	$4,048,650
Change in fair value of derivative liabilities and warrant liability	(645,701)
Balance, June 30, 2022	$3,402,949

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

At June 30, 2022, the Company marked to market the fair value of the debt derivatives and determined a fair value of $3,402,949. The Company recorded a gain from change in fair value of debt derivatives of $645,701 for the period ended June 30, 2022. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Company’s Enterprise Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 281.00%, (3) weighted average risk-free interest rate of 1.28% (4) expected life of 0.01 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Company’s Enterprise Valuation Model was based on the following assumptions: (1) outstanding note balance at June 30, 2022 of $3,073,599, (2) outstanding shares of common stock at June 30, 2022 of 235,250,345 shares and (3) closing stock price on June 30, 2022 of $0.0014 per share.

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

At June 30, 2022, the Company had a warrant liability of $0. The Company recorded a loss from change in fair value of warrant liability of $0 for the period ended June 30, 2022. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 157.57% to 262.62%, (3) weighted average risk-free interest rate of 1.28% to 2.80% (4) expected life of 0.11 to 1.32 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Land	$335,497	$305,134
Buildings	2,359,092	2,365,584
Machinery and Equipment	960,715	963,289
Office Equipment and Furniture	50,197	50,331
Vehicles	101,789	102,070
Construction in Process	39,402	26,529
	3,846,692	3,812,937
Less Accumulated Depreciation	(3,394,812)	(3,381,666)
Total Property, Plant and Equipment	$451,880	$431,271

During the six months ended June 30, 2022 and 2021, the Company recognized depreciation expense of $22,377 and $26,065, respectively. The following table summarizes the allocation of depreciation expense between cost of goods sold and general and administrative expenses.

Depreciation Allocation	June 30, 2022	June 30, 2021
Cost of Goods Sold	$19,724	$21,466
General and Administrative	2,653	4,599
Total	$22,377	$26,065

6. Mine Reclamation Obligation

The Company is required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping, and revegetating various portions of our site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with plans reviewed and approved by the appropriate regulatory agencies.

The fair value of the long-term liability of $710,848 and $674,074 as of June 30, 2022 and December 31, 2021, respectively, for our obligation to reclaim our mine facility is based on our most recent reclamation plan, as revised, submitted and approved by the Honduran Institute of Geology and Mines (INHGEOMIN) and Ministry of Natural Resources and Environment (SERNA). Such costs are based on management’s current estimate of then expected amounts for the remediation work, assuming the work is performed in accordance with current laws and regulations and using a credit adjusted risk-free rate of 18.00% and an inflation rate of 5.3%. It is reasonably possible that, due to uncertainties associated with the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review the accrued reclamation obligation for information indicating that our assumptions should change.

Changes to the asset retirement obligation were as follows:

	June 30, 2022	December 31, 2021
Balance, Beginning of Year	$674,074	$602,337
Liabilities incurred	36,774	71,737
Disposal	-	-
Balance, End of Year	$710,848	$674,074

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Accounts Payable	$884,273	$655,048
Accrued Liabilities	5,026,915	4,429,339
Accrued Salaries and Benefits	786,772	644,207
Advances Payable	-	106,222
Total Accrued Liabilities	$6,697,960	$5,834,816

8. Notes Payable

Notes payable were comprised of the following as of June 30, 2022 and December 31, 2021:

Notes Payable	June 30, 2022	December 31, 2021
Phil Zobrist	$60,000	$60,000
Small Business Administration	-	69,558
Total Notes Payable	60,000	129,558
Less Short-Term Notes Payable	-	(37,891)
Total Long-Term Notes Payable	$60,000	$91,667

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of June 30, 2022, the gross balance of the note was $60,000 and accrued interest was $102,289.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. On April 30, 2021, the Company issued an additional unsecured Promissory Note to the Small Business Administration in the principal amount of $31,667 that matures on April 30, 2023 and bears 3.75% per annum interest under additional funding of the Covid-19 Cares Act. The total net proceeds the Company received was $31,667. During the year ended December 31, 2021, the Company received forgiveness on the first loan in the amount of $31,667 under the Covid-19 Cares Act. During the six months ended June 30, 2022, the Company received forgiveness on the second loan in the amount of $31,667 under the Covid-19 Cares Act. Since September 2021, the Company has been making monthly payments on the first loan that amount to $68,333. As of June 30, 2022, the gross balance of the note was $0 and accrued interest was $0.

9. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of June 30, 2022 and December 31, 2021:

Notes Payable - Related Parties	Relationship	June 30, 2022	December 31, 2021
Clavo Rico, Inc.	Affiliate	$3,377,980	$3,377,980
Claymore Management	Affiliate	185,000	185,000
Cluff-Rich PC 401K	Affiliate - Controlled by Director	60,000	-
Debra D’ambrosio	Immediate Family Member	383,300	178,900
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
Legends Capital	Affiliate	715,000	715,000
LWB Irrev Trust	Affiliate	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,749,251	1,698,911
Pine Valley Investments	Affiliate	250,000	100,000
Total Notes Payable - Related Parties		7,921,531	7,456,791
Less Short-Term Notes Payable - Related Parties		(2,542,551)	(2,077,811)
Total Long-Term Notes Payable - Related Parties		$5,378,980	$5,378,980

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. As of June 30, 2022, the gross balance of the notes was $3,377,980 and accrued interest was $6,037,065.

Claymore Management – On October 2, 2016, the note was extended until December 31, 2024. As of June 30, 2022, the gross balance of the note was $185,000 and accrued interest was $376,062.

D. D’Ambrosio – On January 1, 2022, there was three unsecured Short-Term Promissory Notes to D. D’Ambrosio in the principal amount of $178,900 outstanding from 2021. During 2022, the Company has issued eight unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $668,300 (the “Notes”) that all bear a 3.00% interest rate. During 2022, the Company has made payments totaling $482,990 towards the principal balances of $463,900 and accrued interest of $19,090. As of June 30, 2022, there were five Notes outstanding with outstanding balance of the Notes of $383,300 and accrued interest of $9,637.

Francis E. Rich – On May 24, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of 50,000 (the “Note”) due on December 25, 2022 and bears a 5.0% interest rate. As of June 30, 2022, the outstanding balance of the Note was $50,000 and accrued interest was $7,500.

Francis E. Rich – On November 25, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of $50,000 (the “Note”) due on December 25, 2022 and bears a 5.0% interest rate. As of June 30, 2022, the outstanding balance of the Note was $50,000 and accrued interest was $10,000.

Legends Capital Group – On October 2, 2016, the notes were extended until December 31, 2024. As of June 30, 2022, the gross balance of the note was $715,000 and accrued interest was $1,413,533.

LW Briggs Irrevocable Trust – On October 2, 2016, the notes were extended until December 31, 2024. As of June 30, 2022, the gross balance of the note was $1,101,000 and accrued interest was $2,152,092.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of June 30, 2022, the gross balance of the note was $1,749,251 and accrued interest was $57,205.

Pine Valley Investments, LLC – On December 6, 2021, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $100,000 (the “Note”) due on January 6, 2022 and bears a 5.0% interest rate. This note has been extended until October 29, 2022. As of June 30, 2022, the outstanding balance of the Note was $90,000 and accrued interest was $13,000.

Pine Valley Investments, LLC – On April 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $160,000 (the “Note”) due on December 24, 2022 and bears a 5.0% interest rate. As of June 30, 2022, the outstanding balance of the Note was $160,000 and accrued interest was $16,000.

10. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2022 and December 31, 2021:

Convertible Notes Payable	June 30, 2022	December 31, 2021
Antczak Polich Law LLC	$279,123	$279,123
Antilles Family Office LLC	3,073,599	3,074,119
Scotia International	395,041	395,041
Total Convertible Notes Payable	3,747,763	3,748,283
Less Unamortized Discount	-	(826)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,747,763	3,747,457
Less Short-Term Convertible Notes Payable	-	-
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$3,747,763	$3,747,457

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of June 30, 2022, the gross balance of the note was $279,123 and accrued interest was $94,419.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of June 30, 2022, the gross balance of the note was $0 and accrued interest was $14,142.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. The Company is not current with all payments due under the Forebearance Agreement. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. During the six months ended June 30, 2022, the investor converted $520 of the principal balance into 72,828,495 shares of common stock. The Company recognized a loss on the extinguishment of debt of $257,503. As of June 30, 2022, the gross balance of the note was $3,073,599 and accrued interest was $3,021,196. See Note 14.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the six months ended June 30, 2022, the Company amortized $826 of debt discount to current period operations as interest expense. As of June 30, 2022, the gross balance of the note was $395,042 and accrued interest was $83,063.

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

On April 5, 2022, the Company issued to Antilles Family Office, LLC 4,341,699 shares of its common stock under a conversion notice. The conversion was for $31 in principal. The shares were valued at $0.0046 per share for a total value of $19,972. The Company recognized a loss of extinguishment of debt of $19,941 on this conversion.

On April 18, 2022, the Company issued to Antilles Family Office, LLC 4,481,753 shares of its common stock under a conversion notice. The conversion was for $32 in principal. The shares were valued at $0.0035 per share for a total value of $15,686. The Company recognized a loss of extinguishment of debt of $15,654 on this conversion.

On April 25, 2022, the Company issued to Antilles Family Office, LLC 4,761,863 shares of its common stock under a conversion notice. The conversion was for $34 in principal. The shares were valued at $0.0037 per share for a total value of $17,619. The Company recognized a loss of extinguishment of debt of $17,585 on this conversion.

On May 20, 2022, the Company issued to Antilles Family Office, LLC 5,041,973 shares of its common stock under a conversion notice. The conversion was for $36 in principal. The shares were valued at $0.0029 per share for a total value of $14,622. The Company recognized a loss of extinguishment of debt of $14,586 on this conversion.

On June 2, 2022, the Company issued to Antilles Family Office, LLC 5,322,082 shares of its common stock under a conversion notice. The conversion was for $38 in principal. The shares were valued at $0.0026 per share for a total value of $13,837. The Company recognized a loss of extinguishment of debt of $13,799 on this conversion.

On June 13, 2022, the Company issued to Antilles Family Office, LLC 5,602,192 shares of its common stock under a conversion notice. The conversion was for $40 in principal. The shares were valued at $0.0025 per share for a total value of $14,005. The Company recognized a loss of extinguishment of debt of $13,965 on this conversion.

On June 17, 2022, the Company issued to Antilles Family Office, LLC 6,302,466 shares of its common stock under a conversion notice. The conversion was for $45 in principal. The shares were valued at $0.0014 per share for a total value of $8,823. The Company recognized a loss of extinguishment of debt of $8,778 on this conversion.

On June 23, 2022, the Company issued to Antilles Family Office, LLC 8,403,288 shares of its common stock under a conversion notice. The conversion was for $60 in principal. The shares were valued at $0.002 per share for a total value of $16,807. The Company recognized a loss of extinguishment of debt of $16,747 on this conversion.

On June 28, 2022, the Company issued to Antilles Family Office, LLC 8,823,452 shares of its common stock under a conversion notice. The conversion was for $63 in principal. The shares were valued at $0.0014 per share for a total value of $12,353. The Company recognized a loss of extinguishment of debt of $12,290 on this conversion.

Warrants

The following tables summarize the warrant activity during the six months ended June 30, 2022 and the year ended December 31, 2021:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2020	9,550,000	$0.50
Granted	-	-
Exercised	-	-
Expired	-	-
Balance at December 31, 2021	9,550,000	0.50
Granted	-	-
Exercised	-	-
Expired	(9,250,000)	0.50
Balance at June 30, 2022	300,000	$0.75

2022 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2022	Weighted Average Exercise Price
$0.75	300,000	0.77	$0.75	300,000	$0.75

12. Income Taxes

The Company’s subsidiaries, Compania Minera Cerros del Sur and Compania Minera Clavo Rico, which are located in Honduras, are required to pay income tax and solidarity tax on their income and/or assets annually. During the six-month period ended June 30, 2022 and the company accrued a tax liability of $27,382 for this period and paid $0 of tax liability.

13. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of June 30, 2022, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took eight short-term notes payable from Debra D’ambrosio, an immediate family member related party and one short-term note payable from Pine Valley Investment, an affiliate – controlled by director during the six months ended June 30, 2022. The Company received $888,300 in cash from related parties and paid out $473,900 in cash to related parties on notes payable (See Note 9 for more details).

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

On December 30, 2021, the Company was served with a complaint filed by Antilles Family Office, LLC (“Antilles”) alleging an amount of $5,324,206 (plus interest, additional costs and attorneys’ fees) due from the Company. Antilles was assigned a Secured Redeemable Convertible Promissory Note from Discover Growth Fund, LLC in November 2021. In the complaint, filed in the United States District Court for the District of Delaware, Antilles asserts claims related to alleged breach of contract and unjust enrichment against the Company, and seeks a monetary judgment, an award of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as procedurally improper or impermissibly duplicative of the breach of contract claim, and has been partially successful on those claims.

As of June 10, 2022, Inception Mining, Inc. (the “Company”) entered into a Settlement Agreement (the “Settlement Agreement”) with Antilles Family Office, LLC (the “Investor”), pursuant to which the Company agreed to settle claims asserted by the Investor in the Verified Complaint filed by the Investor against the Company in the United States District Court (the “Court”) for the District of Delaware (Case No. 1:21-CV-01822-CFC) on or about December 27, 2021. The Settlement Agreement was conditioned upon the Court approving the Settlement Agreement. The Investor and the Company jointly requested, as required by the Settlement Agreement, a stipulated order (a) finding that (i) under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) that the exchange of Note and the claims for shares of Company common stock provided for in the Settlement Agreement is fair, (ii) the shares of Company common stock issued upon conversion of the Note previously issued by the Investor are not required to be registered under the Securities Act, and (iii) the Investor is not required to register as a dealer pursuant to Section 15(b) of the Exchange Act; (b) requiring 541,449,789 shares of Defendant’s common stock to be immediately reserved for issuance to Plaintiff, and all Conversion Shares to be authorized and reserved within 30 days of the order; and (c) requiring the immediate issuance and delivery in electronic form of free trading shares of common stock by Defendant and its Transfer Agent, and any subsequent transfer agent, at any time and from time to time on request by Plaintiff in accordance with the procedures and beneficial ownership limitations of the Note, until all Conversion Shares are issued and delivered. Pursuant to the Settlement Agreement, the Company has the right to terminate any then-remaining share reserve and any then-remaining obligation to issue Conversion Shares by paying to Investor the sum of $1,000,000 at any time within one year after the date of the Court approval of the Settlement Agreement, or $1,500,000 at any time thereafter. On June 16, 2022, the parties submitted that stipulated order to the Court for approval. However, the business day before the hearing on the stipulated order was scheduled, the Investor advised the Court that they did not wish to proceed with the fairness hearing.

Since the cancellation of the hearing regarding the Settlement, the litigation with Antilles has continued. On August 17, 2022, a hearing on the litigation was held and the Court granted in part the Company’s Motion to Dismiss. Specifically, Count II (Money Had and Received), Count IV (Injunctive Relief), and Count V (Replevin) were dismissed. The Court granted leave for Antilles to amend the Complaint to add requests for injunctive relief and replevin as remedies for breach of contract and will allow 21 days if Antilles wants to file an Amended Complaint. As a result of this ruling, the Complaint is reduced to one claim for breach of contract, and one claim for unjust enrichment. The Company plans to continue to defend the lawsuit aggressively.

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

The Servicio de Administración de Rentas (“SAR,” the tax authority in Honduras) has completed an audit of the Company’s tax returns for 2017 and 2018. The Company’s subsidiary, Compañía Minera Clavo Rico, S.A. de C.V. (“CMCS”), has been served with a lawsuit filed by SAR in Honduras alleging additional tax liability due based on vendor use. The Complaint alleges that HNL7,186,151,96 lempires are due in a demand for execution of a forced extrajudicial title and CMCS has filed a legal challenge to this assessment. While this tax matter is pending, the Honduran authorities have disallowed CMCS’ ability to invoice its gold dore, thus prohibiting them from exporting the gold to the United States. Since May 2022, the Company has been unable to import the gold dore produced at the CMSC mine in Honduras. The Company has accrued $256,674 in this matter and is attempting to settle the matter with the Honduran authorities.

15. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the six months ended June 30, 2022, one hundred percent (100%) of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of June 30, 2022. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

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

On July 8, 2022, the Company issued to Antilles Family Office, LLC 9,383,671 shares of its common stock under a conversion notice.

On June 24, 2022, the Company’s Board of Directors authorized an increase to its authorized shares of common stock to 10,300,000,000. The Company has not yet effected the increase to the authorized shares by filing it with the state of Nevada.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2022, the results of its consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2022 and 2021, and its consolidated cash flows for the six-month periods ended June 30, 2022 and 2021. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Six months ended June 30, 2022 compared to the Six months ended June 30, 2021

We had a net loss of $1,374,176 for the six-month period ended June 30, 2022, and a net loss of $782,240 for the six-month period ended June 30, 2021. This change in our results over the two periods is primarily the result of a decrease in revenue, the change in the derivative liabilities, the change in marketable securities, the decrease in the loss on extinguishment of debt and the decrease in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2021 and 2020:

	Six Months Ended June,		Increase/
	2022	2021	(Decrease)
Revenues	$1,365,387	$2,541,904	$(1,176,517)
Cost of Sales	1,239,578	1,677,125	(437,547)
Gross Profit	125,809	864,779	(738,970)
General and Administrative	564,764	641,364	(76,600)
Depreciation and Amortization Expenses	2,653	4,599	(1,946)
Total Operating Expenses	567,417	645,963	(78,546)
Income (Loss) from Operations	(441,608)	218,816	660,424
Other Income (expense)	7,667	6,896	(771)
Gain on Forgiveness of PPP loan	31,667	-	(31,667)
Change in Derivative Liabilities	645,701	2,488,616	1,842,915
Change in Marketable Securities	-	328,970	328,970
Loss on Extinguishment of Debt	(257,503)	(1,491,474)	(1,233,971)
Interest Expense	(1,332,686)	(2,176,129)	(843,443)
Loss from Operations Before Taxes	(1,346,762)	(624,305)	722,457
Provision for Income Taxes	(27,414)	(157,935)	(130,521)
Net Loss	$(1,374,176)	$(782,240)	$591,936

Revenues decreased because the Company is not able to export its gold production until an agreement with the Honduran Tax Authority can be reached. See the “Legal Proceedings” section in Part II of this report. Production is also lower due to grade of material on leach pad.

Cost of sales decreased for the six-month period ended June 30, 2022 compared to the cost of sales for the six-month period ended June 30, 2021. Cost of sales increased as a percentage of revenue from 65.98% in the six-month period ended June 30, 2021 to 90.79% in the six-month period ended June 30, 2022 because of the decrease in sales because of the gold and silver that is being held in consignment inventory and because of the fixed costs of running the leach pad and ADR plant that remain relatively constant for the six-month period ended June 30, 2022.

General and administrative expenses decreased to $564,765 for the six-month period ended June 30, 2022 compared to $641,365 for the six-month period ended June 30, 2021. This change was primarily due to decreases in auditor fees, accounting fees, legal fees and consulting expenses.

Changes in derivative liabilities was due to the lower valuation of the derivative liabilities in the current year. Loss on extinguishment of debt decreased because of the lower number of conversions in the current period.

Interest expense decreased in 2022 because of the default interest recorded on a senior secured convertible note during 2021.

Three months ended June 30, 2021 compared to the Three months ended June 30, 2020

We had a net loss of $491,961 for the three-month period ended June 30, 2022, and a net income of $4,623,895 for the three-month period ended June 30, 2021. This change in our results over the two periods is primarily the result of lower revenues, the change in derivative liabilities and decreased interest expense during the current period. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2022 and 2021:

	Three Months Ended June,		Increase/
	2022	2021	(Decrease)
Revenues	$470,198	$1,012,575	$(542,377)
Cost of Sales	510,679	435,477	75,202
Gross Profit (Loss)	(40,481)	577,098	(617,579)
General and Administrative	236,160	351,260	(115,100)
Depreciation and Amortization Expenses	1,194	2,571	(1,377)
Total Operating Expenses	237,354	353,831	(116,477)
Income (Loss) from Operations	(277,835)	223,267	(501,102)
Other Income (expense)	1,782	(5,506)	7,288
Change in Derivative Liabilities	600,094	5,907,668	(5,307,574)
Loss on Extinguishment of Debt	(133,345)	(394,722)	261,377
Interest Expense	(682,625)	(1,106,567)	423,942
Income (Loss) from Operations Before Taxes	(491,929)	4,624,140	(5,116,069)
Provision for Income Taxes	(32)	(245)	213
Net Income (Loss)	$(491,961)	$4,623,895	$(5,115,856)

Revenues decreased because the Company is not able to export its gold production until an agreement with the Honduran Tax Authority can be reached. See the “Legal Proceedings” section in Part II of this report. Production is also lower due to grade of material on leach pad.

Cost of sales increased for the three-month period ended June 30, 2022 compared to the cost of sales for the three-month period ended June 30, 2021. Cost of sales increased as a percentage of revenue from 43.01% in the three-month period ended June 30, 2021 to 108.61% in the three-month period ended June 30, 2022 because of the decrease in sales because of the gold and silver that is being held in consignment inventory and because of the fixed costs of running the leach pad and ADR plant that remain relatively constant for the three-month period ended June 30, 2022.

General and administrative expenses decreased to $236,160 for the three-month period ended June 30, 2022 compared to $351,260 for the three-month period ended June 30, 2021. This change was primarily due to decreases in auditor fees, accounting fees, legal fees and consulting expenses.

Changes in derivative liabilities was due to the lower valuation of the derivative liabilities in the current year. Loss on extinguishment of debt decreased because of the lower number of conversions in the current period.

Interest expense decreased in 2022 because of the default interest recorded on a senior secured convertible note during 2021.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2022 reflects assets of $1,273,717. We had cash in the amount of $33,495 and working capital deficit in the amount of $25,865,147 as of June 30, 2022. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2022	December 31, 2021
Current assets	$631,463	$543,008
Current liabilities	26,496,610	25,279,768
Working capital deficit	$(25,865,147)	$(24,736,760)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $38,882,150. In addition, there is a working capital deficit of $25,865,147 as of June 30, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six Months Ended June 30,
	2022	2021
Net Cash Provided by (Used in) Operating Activities	$(354,060)	$101,140
Net Cash Provided by (Used in) Investing Activities	(44,167)	423,992
Net Cash Provided by (Used in) Financing Activities	376,509	(389,204)
Effects of Exchange Rate Changes on Cash	(60)	196
Net Increase (Decrease) in Cash	$(21,778)	$136,124

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2022 was $354,060, a decrease of $455,200 from the $101,140 net cash provided during the six months ended June 30, 2021. This decrease in the cash provided by operating activities was primarily due to the decrease in production and sale of materials during the period.

Investing Activities

Investing activities during the six months ended June 30, 2022 used $44,167, a decrease of $468,159 from the $423,992 provided by investing activities during the six months ended June 30, 2021. The decrease was due to the proceeds of $447,136 from the sale of the marketable securities received in 2021 compared to $0 in 2022.

Financing Activities

Financing activities during the six months ended June 30, 2022 provided cash of $376,509, an increase of $765,713 from the $389,204 used in financing activities during the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company received $888,300 in proceeds from notes payable - related parties. The Company made $473,900 in payments on notes payable – related parties and $37,891 in payments on notes payable. During the six months ended June 30, 2021, the Company received $742,500 in proceeds from notes payable - related parties and $31,667 in proceeds from a note payable. The Company made $777,000 in payments on notes payable – related parties, $168,857 in payments on convertible notes payable and payments of $217,514 on secured borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

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

On December 30, 2021, the Company was served with a complaint filed by Antilles Family Office, LLC (“Antilles”) alleging an amount of $5,324,206 (plus interest, additional costs and attorneys’ fees) due from the Company. Antilles was assigned a Secured Redeemable Convertible Promissory Note from Discover Growth Fund, LLC in November 2021. In the complaint, filed in the United States District Court for the District of Delaware, Antilles asserts claims related to alleged breach of contract and unjust enrichment against the Company, and seeks a monetary judgment, an award of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as procedurally improper or impermissibly duplicative of the breach of contract claim, has been partially successful on those claims.

As of June 10, 2022, Inception Mining, Inc. (the “Company”) entered into a Settlement Agreement (the “Settlement Agreement”) with Antilles Family Office, LLC (the “Investor”), pursuant to which the Company agreed to settle claims asserted by the Investor in the Verified Complaint filed by the Investor against the Company in the United States District Court (the “Court”) for the District of Delaware (Case No. 1:21-CV-01822-CFC) on or about December 27, 2021. The Settlement Agreement was conditioned upon the Court approving the Settlement Agreement. The Investor and the Company jointly requested, as required by the Settlement Agreement, a stipulated order (a) finding that (i) under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) that the exchange of Note and the claims for shares of Company common stock provided for in the Settlement Agreement is fair, (ii) the shares of Company common stock issued upon conversion of the Note previously issued by the Investor are not required to be registered under the Securities Act, and (iii) the Investor is not required to register as a dealer pursuant to Section 15(b) of the Exchange Act; (b) requiring 541,449,789 shares of Defendant’s common stock to be immediately reserved for issuance to Plaintiff, and all Conversion Shares to be authorized and reserved within 30 days of the order; and (c) requiring the immediate issuance and delivery in electronic form of free trading shares of common stock by Defendant and its Transfer Agent, and any subsequent transfer agent, at any time and from time to time on request by Plaintiff in accordance with the procedures and beneficial ownership limitations of the Note, until all Conversion Shares are issued and delivered. Pursuant to the Settlement Agreement, the Company has the right to terminate any then-remaining share reserve and any then-remaining obligation to issue Conversion Shares by paying to Investor the sum of $1,000,000 at any time within one year after the date of the Court approval of the Settlement Agreement, or $1,500,000 at any time thereafter. On June 16, 2022, the parties submitted that stipulated order to the Court for approval. However, the business day before the hearing on the stipulated order was scheduled, the Investor advised the Court that they did not wish to proceed with the fairness hearing.

Since the cancellation of the hearing regarding the Settlement, the litigation with Antilles has continued. On August 17, 2022, a hearing on the litigation was held and the Court granted in part the Company’s Motion to Dismiss. Specifically, Count II (Money Had and Received), Count IV (Injunctive Relief), and Count V (Replevin) were dismissed. The Court granted leave for Antilles to amend the Complaint to add requests for injunctive relief and replevin as remedies for breach of contract and will allow 21 days if Antilles wants to file an Amended Complaint. As a result of this ruling, the Complaint is reduced to one claim for breach of contract, and one claim for unjust enrichment. The Company plans to continue to defend the lawsuit aggressively.

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

The Servicio de Administración de Rentas (“SAR,” the tax authority in Honduras) has completed an audit of the Company’s tax returns for 2017 and 2018. The Company’s subsidiary, Compañía Minera Clavo Rico, S.A. de C.V. (“CMCS”), has been served with a lawsuit filed by SAR in Honduras alleging additional tax liability due based on vendor use. The Complaint alleges that HNL7,186,151,96 lempires are due in a demand for execution of a forced extrajudicial title and CMCS has filed a legal challenge to this assessment. While this tax matter is pending, the Honduran authorities have disallowed CMCS’ ability to invoice its gold dore, thus prohibiting them from exporting the gold to the United States. Since May 2022, the Company has been unable to import the gold dore produced at the CMSC mine in Honduras. The Company has accrued $256,674 in this matter and is attempting to settle the matter with the Honduran authorities.

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

On May 20, 2022, the Company issued to an Investor 5,041,973 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On June 2, 2022, the Company issued to an Investor 5,322,082 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On June 13, 2022, the Company issued to an Investor 5,602,192 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On June 17, 2022, the Company issued to an Investor 6,302,466 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On June 23, 2022, the Company issued to an Investor 8,403,288 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

On June 28, 2022, the Company issued to an Investor 8,823,452 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019. The issuance was made in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by the Investor, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”). On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the Note and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. The Company is not current with all payments due under the Forbearance Agreement. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company and that the Company was in default under the Note and Forbearance Agreement. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a monetary judgment, an award of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as procedurally improper or impermissibly duplicative of the breach of contract claim, and has been partially successful on those claims.

As of June 10, 2022, Inception Mining, Inc. (the “Company”) entered into a Settlement Agreement (the “Settlement Agreement”) with Antilles Family Office, LLC (the “Investor”), pursuant to which the Company agreed to settle claims asserted by the Investor in the Verified Complaint filed by the Investor against the Company in the United States District Court (the “Court”) for the District of Delaware (Case No. 1:21-CV-01822-CFC) on or about December 27, 2021. The Settlement Agreement was conditioned upon the Court approving the Settlement Agreement. The Investor and the Company jointly requested, as required by the Settlement Agreement, a stipulated order (a) finding that (i) under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”) that the exchange of Note and the claims for shares of Company common stock provided for in the Settlement Agreement is fair, (ii) the shares of Company common stock issued upon conversion of the Note previously issued by the Investor are not required to be registered under the Securities Act, and (iii) the Investor is not required to register as a dealer pursuant to Section 15(b) of the Exchange Act; (b) requiring 541,449,789 shares of Defendant’s common stock to be immediately reserved for issuance to Plaintiff, and all Conversion Shares to be authorized and reserved within 30 days of the order; and (c) requiring the immediate issuance and delivery in electronic form of free trading shares of common stock by Defendant and its Transfer Agent, and any subsequent transfer agent, at any time and from time to time on request by Plaintiff in accordance with the procedures and beneficial ownership limitations of the Note, until all Conversion Shares are issued and delivered. Pursuant to the Settlement Agreement, the Company has the right to terminate any then-remaining share reserve and any then-remaining obligation to issue Conversion Shares by paying to Investor the sum of $1,000,000 at any time within one year after the date of the Court approval of the Settlement Agreement, or $1,500,000 at any time thereafter. On June 16, 2022, the parties submitted that stipulated order to the Court for approval. However, the business day before the hearing on the stipulated order was scheduled, the Investor advised the Court that they did not wish to proceed with the fairness hearing.

Since the cancellation of the hearing regarding the Settlement, the litigation with Antilles has continued. On August 17, 2022, a hearing on the litigation was held and the Court granted in part the Company’s Motion to Dismiss. Specifically, Count II (Money Had and Received), Count IV (Injunctive Relief), and Count V (Replevin) were dismissed. The Court granted leave for Antilles to amend the Complaint to add requests for injunctive relief and replevin as remedies for breach of contract and will allow 21 days if Antilles wants to file an Amended Complaint. As a result of this ruling, the Complaint is reduced to one claim for breach of contract, and one claim for unjust enrichment. The Company plans to continue to defend the lawsuit aggressively.

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

INCEPTION MINING INC.

Date: August 22, 2022	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

