Form 10-K
period 2022-12-31
INCEPTION MINING INC.
filed 2023-04-17
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☐ Yes No ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $298,055.

Outstanding Shares

As of April 14, 2023, the Registrant had 2,481,653,106 shares of common stock and 51 shares of preferred stock outstanding.

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

The Company

Overview

We are a mining company that was formed in Nevada on July 2, 2007. We have operated two mining projects and currently operate as a consultant and advisor to the mining industry. Historically, we have been engaged in the production of precious metals. From 2013 to 2020, the Company owned certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine in Idaho (“UP and Burlington”). From 2015 through January 24, 2023, the Company operated the Clavo Rico mine in Honduras through its wholly-owned subsidiary, Compañía Minera Cerros del Sur, S.A de C.V. (“CMCS”) and other mining concessions. The Clavo Rico mine’s workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation, and the primary mine operated through 2022 is located on the 200-hectare Clavo Rico Concession, located in southern Honduras.

2023 Divestiture of the Clavo Rico Mine

On January 12, 2023, Inception Mining, Inc. (the “Company”) entered into a non-binding Letter of Intent (the “LOI”) with Mother Lode Mining, Inc. (“MLM”). The LOI became binding on January 24, 2023 when the final installment of initial payment set forth under the LOI was received by the Company.

Pursuant to the terms of the LOI, the Company agreed to sell all of the shares of its wholly-owned subsidiary, Compañía Minera Cerros Del Sur, S.A. de C.V. (“CMCS”), to MLM. CMCS is the Honduran-based company that owns the Clavo Rico mine.

The purchase price for the sale of CMCS by the Company to MLM consisted of the following cash consideration (a) $280,000 was delivered by MLM to the Company on January 3, 2023 to pay outstanding debts owed by the Corporation; (b) $300,000 was delivered by MLM to the Company on January 5, 2023 to satisfy existing debts of the Company; (c) $100,000 was delivered by MLM to the Company on January 16, 2023; (d) $200,000 was delivered by MLM to the Company on January 17, 2023; (e) $1,200,000 was delivered by MLM to the Company on January 18, 2023, to pay a settlement amount for existing debt of the Company; (f) $500,000 was delivered by MLM to the Company on January 23, 2023, to satisfy existing debts of the Company; (g) $420,000 was delivered by MLM to the Corporation on January 24, 2023 to satisfy existing debts of the Corporation.

In addition to the amounts already delivered under the LOI, an additional amount of $2,700,0000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions.

Following the Closing of the LOI on January 24, 2023, the Company divested its ownership interest in CMCS and its interests in the Clavo Rico mine, resulting in the transfer of operations to Mother Lode Mining and full control of the Clavo Rico mine asset.

Current Operations

Since the Divestiture of the Clavo Rico Mine, the Company has been operating as a consultant and advisor to the mining industry, including to Mother Lode Mining, the new owner of the Clavo Rico mine. It also has an ongoing financial interest in the Clavo Rico Mine under the LOI.

The Company will receive $2,700,000 in cash payments through January 2025, with such payments\ secured by a ten percent net smelter royalty on the Clavo Rico Mine’s production.

The Company will also receive a carried forward net profits interest royalty of five percent of the Clavo Rico mine production until payment to the Company reaches $1,000,000, subject to reduction for certain limited Clavo Rico mine expenses.

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during since 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of December 31, 2022, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

Compliance with Government Regulation

Since the Divestiture of CMCS and the Clavo Rico mine in January 2023, we are no longer subject to the mining regulations of Honduras.

The Company’s policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, we have made, and in the future may be required to make, capital and operating expenditures.

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2022, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee.

Employees

As of the date of this filing, we currently employ one full-time employee and no temporary employees in the United States and Honduras. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations, exploration, development, permitting, and other administrative functions, and may staff further with employees as we expand activities and bring new projects on line.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2022, our accumulated deficit since inception was $41,655,570. We have substantial current obligations and at December 31, 2022, we had $29,068,198 of current liabilities compared to only $302,849 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants, and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2022. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

We are Subject to Legal Proceedings.

We are subject to legal proceedings and litigation, which can be expensive and unpredictable..

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

Mining regulations in Honduras may be changed by the Honduran government and may be impacted by political or social changes. For instance, the recent 2022 election of a new president has resulted in increased regulation and scrutiny on the mining industry and especially on open pit mines such as the Clavo Rico mine. Because of the Company’s ongoing NPI in the Clavo Rico mine production, and the ongoing payments to be delivered to the Company from the mine’s new operator, changes to the laws and regulations in Honduras could impact the Company’s ability to be paid.

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

We depend on our Chief Executive Officer and Chief Financial Officer and the loss of this individual could adversely affect our business.

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

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2022 and our related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Risks Associated with Our Common Stock

Trading on the Over the Counter markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Pink tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the symbol “IMII”. Trading in stock quoted on over the counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Over the Counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

ITEM 2: PROPERTIES

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2022, we paid monthly rent of approximately $1,300 for use of a corporate office.

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

On December 30, 2021, the Company was served with a complaint filed by Antilles Family Office, LLC (“Antilles”) asserting claims related to alleged breach of contract and unjust enrichment against the Company. This matter was settled on January 18, 2023 in exchange for the payment of $1,200,000 by the Company to Antilles.

Previously disclosed litigation matters related to one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., were assigned to a third party as part of the sale of CMCS that closed on January 24, 2023.

On October 15, 2020, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., was served with a complaint filed by Empresa Agregados y Concretos S.A. (“Agrecon”) asserting claims related to non-payment for services performed and damages associated with the termination of a certain Material Crushing Agreement. The Company has reserved $120,000 to settle this matter.

On December 20, 2022 the company received a notice of demand from Servicio de Administracion de Rentas (“SAR”). SAR is the institution responsible for the collection of internal taxes. The notice was for Tax Obligations due in the amount of 9,245,637.70 Lps ($385,234.90). The tax obligations were due and payable immediately.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no active mining operations in the U.S. or its territories.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the Pink tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the trading symbol “IMII.” We cannot assure you that there will be a market in the future for our common stock.

OTC securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC securities transactions are conducted through a telephone and computer network connecting dealers. OTC issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

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

Holders

As of April 14, 2023, there were 1,475 holders of record of our common stock and one holder of record for our preferred stock.

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

Recent Sales of Unregistered Securities

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions were made in reliance on Sections 3(a)(9) and 4(a)(2) of the Securities Act as the common stock was issued in exchange for debt securities of the Company held by each shareholder, there was no additional consideration for the exchange, there was no remuneration for the solicitation of the exchange, there was no general solicitation, and the transactions did not involve a public offering.

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

On July 8, 2022, the Company issued to an Investor 9,383,671 shares of its common stock under a conversion notice pursuant to the term of the original secured Convertible Promissory Note entered into on May 20, 2019.

On February 1, 2023, the Company issued 5,142,857 restricted shares of Common Stock to Cluff-Rich 401(k) upon the conversion of $18,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 16,428,571 restricted shares of Common Stock to Fran Rich upon the conversion of $57,500 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 23,200,857 restricted shares of Common Stock to Debra D’Ambrosio upon the conversion of $81,203 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 485,402,857 restricted shares of Common Stock to Trent D’Ambrosio upon the conversion of $1,698,910 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 17,142,857 restricted shares of Common Stock to Kay Briggs upon the conversion of $60,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 204,285,714 restricted shares of Common Stock to Legends Capital Group upon the conversion of $715,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 314,571,429 restricted shares of Common Stock to L W Briggs Irrevocable Trust upon the conversion of $1,101,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 52,857,143 restricted shares of Common Stock to Claymore Management upon the conversion of $185,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 965,137,143 restricted shares of Common Stock to Clavo Rico Inc. upon the conversion of $3,377,980 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 32,928,571 restricted shares of Common Stock to Pine Valley Investments upon the conversion of $115,200 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 42,857,143 restricted shares of Common Stock to Whit Cluff for services rendered to the Company.

On February 1, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Rod Sperry for services rendered to the Company.

On February 1, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Brunson Chandler & Jones, PLLC for services rendered to the Company.

On February 1, 2023, the Company issued 14,285,714 restricted shares of Common Stock to Kyle Pickard for services rendered to the Company.

On February 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Justin Wilson for services rendered to the Company.

On February 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Sean Wilson for services rendered to the Company.

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

Clavo Rico Mine

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”) through which it acquired companies (including Compañía Minera Cerros del Sur, S.A de C.V.)with with principal mining operations in Honduras, Central America. Its workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation.

The Clavo Rico mine operations were divested on January 24, 2023 when the Company sold Compañía Minera Cerros del Sur, S.A de C.V.

Results of Operations

Year ended December 31, 2022 compared to the year ended December 31, 2021

We had a net loss of $4,066,605 for the year ended December 31, 2022, which was $1,225,391 more than the net loss of $2,841,214 for the year ended December 31, 2021. This change in our results over the two periods is primarily the result of a decrease in interest expense of $573,453, the change of derivative liabilities of $2,682,379 and a decrease in loss on extinguishment of debt of $1,512,082. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2022 and 2021.

	Years Ended December,		Increase/
	2022	2021	(Decrease)
General and Administrative	$745,131	$690,001	$55,130
Depreciation and Amortization Expenses	725	2,789	(2,064)
Total Operating Expenses	745,856	692,790	53,066
Loss from Operations	(745,856)	(692,790)	(53,066)
Other Income (expense)	-	637	(637)
Gain on Forgiveness of PPP loan	31,667	31,667	-
Change in Derivative Liabilities	833,278	3,515,657	(2,682,379)
Change in Marketable Securities	-	328,970	(328,970)
Loss on Extinguishment of Debt	(271,511)	(1,783,593)	(1,512,082)
Interest Expense	(2,880,542)	(3,453,994)	573,452
Loss from Operations Before Taxes	(3,032,964)	(2,053,446)	979,518
Provision for Income Taxes	-	-	-
Net Loss from Continuing Operations	(3,032,964)	(2,053,446)	979,518
Net Loss from Discontinued Operations before Income Taxes	(973,303)	(258,130)	715,173
Provision for Income Taxes on Discontinued Operations	(142,582)	(529,638)	387,056
Net Loss from Discontinued Operations	(1,115,885)	(787,768)	(328,117)
Net Loss	$(4,148,849)	$(2,841,214)	$1,307,635

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021 were $745,856 and $692,790, respectively. The increase in operating expenses for 2022 compared to 2021 were comprised primarily of geologist/mine manager expenses and legal fees.

Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2022 and 2021 were $0 and ($637), respectively.

Net Loss

Net loss for the year ended December 31, 2022 was $4,148,849 while the net loss for the year ended December 31, 2021 was $2,841,214.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2022, reflects assets of $1,153,403. As we had cash in the amount of $0 and a working capital deficit in the amount of $28,765,349 as of December 31, 2022, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2022	December 31, 2021
Current assets	$302,849	$543,008
Current liabilities	29,068,198	25,279,768
Working capital deficit	$(28,765,349)	$(24,736,760)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $41,655,570. In addition, there is a working capital deficiency of $28,765,349 and a stockholder’s deficiency of $34,131,043 the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Years Ended December 31,
	2022	2021
Net Cash Used in Operating Activities	$(902,422)	$(76,864)
Net Cash Provided by (Used in) Investing Activities	(49,666)	374,245
Net Cash Provided by (Used in) Financing Activities	899,543	(276,205)
Effects of Exchange Rate Changes on Cash	(152)	(261)
Net Increase (Decrease) in Cash	$(52,697)	$20,915

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2022 was $902,422, an increase of $825,558 from the $76,864 net cash used in operating activities during the year ended December 31, 2021. This increase is mostly due to the net loss in 2022 versus the net income in 2021.

Investing Activities

Cash used in investing activities during the year ended December 31, 2022 was $49,666, a decrease of $423,911 from the $374,245 net cash provided during the year ended December 31, 2021. This decrease was due to cash received from the sale of mine property of $249,660 and more cash received from the sale of marketable securities of $592,919 in 2021 versus the cash of $49,666 paid for property plant and equipment in 2022.

Financing Activities

Financing activities during the year ended December 31, 2022, provided $899,543, an increase of $1,175,748 from the $276,205 used in financing activities during the year ended December 31, 2021. During the year ended December 31, 2022, the company received $996,210 in notes payable from related parties, $403,687 in notes payable, $100,000 in convertible notes payable, made payments of $473,900 in cash on notes payable – related parties, $37,891 in cash on notes payable and $11,620 in cash on convertible notes.

Critical Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2022, the Company recorded a net loss of $4,148,849 and used $902,422 in cash from operating activities. The Company has a net loss since inception of $41,655,570. In addition, there is a working capital deficiency of $28,765,349 and a stockholder’s deficiency of $34,131,043 as of December 31, 2022. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

The Company incurred rent expense of $15,252 and $14,945 for the year ended December 31, 2022 and 2021.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees and due to reasons listed below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2022 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future and the internal controls may continue to be not effective, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D’Ambrosio	58	CEO, CFO and Director

Whit Cluff	72	Director

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

Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer, and Director

Mr. D’Ambrosio has been a Director of Inception Mining Inc. since February 28, 2013. From October 2011 through March 2013, Mr. D’Ambrosio held the positions of Interim Chief Executive Officer and Chief Financial Officer of Inception Holdings LLC, a resource exploration company, and was the responsible for the overall strategic direction for the organization. His professional record includes 25 years of management and financial services experience with companies ranging from Fortune 500 companies to start-ups. Mr. D’Ambrosio holds a B.S. in Business Management, an MBA and a Certificate of Mining Studies.

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

Compensation Table for Executives

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer,	2022	300,000	-	-	-	-	-	-	300,000
President, Secretary, and Director	2021	300,000	-	-	-	-	-	-	300,000

Whit Cluff,	2022	-	-	-	-	-	-	-	-
Director	2021	-	-	-	-	-	-	10,070	10,070

(1)	Mr. D’ambrosi’s employment agreement compensates him $300,000 per year. However, the Company didn’t pay him that full amount during the fiscal years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, he was paid $162,319 and $234,970, respectively. The Company also recorded $132,319 and $65,030 as deferred salaries payable for the fiscal years ended December 31, 2022 and 2021, respectively.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of April 14, 2023, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,481,653,106 shares of our common stock issued and outstanding as of April 14, 2023. Unless otherwise indicated, the address of each person listed is c/o Inception Mining, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (2)
	782 E. Pioneer Road
	Draper, Utah 84120	215,971,588	8.7%

Common Stock	Madison, LLC (2)
	782 E. Pioneer Road
	Draper, Utah 84120	2,495,855	0.1%

Common Stock	Jason Briggs (3)
	782 E. Pioneer Road
	Draper, Utah 84120	935,946	0.02%

Common Stock	LW Briggs Irrevocable Trust (2)
	782 E. Pioneer Road
	Draper, Utah 84120	314,977,006	12.69%

Common Stock	Clavo Rico, Inc. (2)
	782 E. Pioneer Road Draper, Utah 84120	965,137,143	38.89%

Common Stock	Claymore Management (2)
	782 E. Pioneer Road
	Draper, Utah 84120	52,857,143	2.13%

Common Stock	Pine Valley Investments (2)
	782 E. Pioneer Road
	Draper, Utah 84120	32,928,571	1.33%

All 5% beneficial owners as a group		1,585,303,252	63.84%

(1)	Percentage of ownership is based on 2,481,653,106 common shares outstanding as of April 14, 2023. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.
(2)	Beneficially controlled by Jason Briggs.
(3)	Includes additional shares beneficially owned by Jason Briggs including 311,982 shares owned personally and 623,964 shares owned by the Debbie Briggs Irrevocable Trust for which Jason Briggs serves as trustee.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)	Class (2)

Trent D’Ambrosio (3)	Common Stock	512,475,815	20.65%
	Preferred Stock	51	100.00%
Whit Cluff	Common Stock	67,202,731	2.7%
All Officers and Directors as a Group		579,678,546	23.35%

(1)	Percentage of ownership is based on 2,481,653,106 common shares outstanding as of April 14, 2023. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

(3) (4)

Mr. D’Ambrosio, a Director of the Company, owns 51 shares of preferred stock with voting rights per share equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (x) the Numerator. He is also the beneficial owner of 23,200,857 shares through his wife, Debra D’Ambrosio.

Mr. Cluff, a Director of the Company, owns 45,631,303 shares personally and beneficially owns 16,428,571 shares through his wife, Fran Rich, and 5,142,857 shares through the Cluff-Rich 401K.

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

Changes in Control

On February 1, 2023, the Company issued 2,237,019,090 shares of its common stock to certain service providers and to certain creditors in conversion of debt.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2022, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

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

The Company took several short-term notes payable from related parties during 2022. The Company received $996,210 in cash from related parties and paid out $473,900 in cash to related parties on notes payable (see Note 9).

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2022, and 2021:

Fee Category	2022	2021
Audit Fees	$93,000	$91,582
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$93,000	$91,582

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2022 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1*	Description of Securities

4.2	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2017. (15)

10.14	Employment Agreement with Trent D’Ambrosio (16)

10.15	Note Purchase Agreement (16)

10.16	Senior Secured Redeemable Convertible Note (16)

10.17	Warrant (16)

10.18	Settlement Agreement with Antilles Family Office, LLC dated January 18, 2023 (17)

10.19	Letter of Intent with Mother Lode Mining, Inc. effective as of January 24, 2023 (18)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2017.

(16) (17) (18)

Incorporated by reference from the Form S-1 filed with the SEC on June 2, 2019.

Incorporated by reference from the Form 8-K filed with the SEC on January 25, 2023.

Incorporated by reference from the Form 8-K filed with the SEC on February 8, 2023.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION MINING, INC.

Date: April 17, 2023	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2023	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	April 17, 2023

/s/ Whit Cluff
Whit Cluff	Director	April 17, 2023

INCEPTION MINING, INC.

CONTENTS

PAGE	F-2	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM (PCAOB ID: 3627)

PAGE	F-5	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2022 AND DECEMBER 31, 2021

PAGE	F-6	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

PAGE	F-7	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PAGE	F-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

PAGES	F-9 – F-28	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Inception Mining, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, a working capital deficiency and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 4 of the consolidated financial statements, during the year ended December 31, 2022, and in prior periods, the Company issued convertible notes that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability. The Company determined that the conversion features of certain of its convertible notes issued in financing arrangements required to be accounted for as derivative liabilities and accordingly were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized either a monte carlo simulation with a geometric stock path, or an enterprise valuation-based model to determine the fair value of the derivative liabilities, depending on the nature of the instrument, and such models used certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We inspected and reviewed debt and other agreements to evaluate the Company’s determination of whether derivative accounting was required, including assessing and evaluating management’s application of relevant accounting standards to such transactions.
●	We evaluated the appropriateness and mechanical accuracy of each model utilized.
●	We tested the reasonableness of the assumptions used by the Company in the respective models, including exercise price, expected term, expected volatility, risk-free interest rate, and market capitalization.
●	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation models.
●	We developed an independent expectation for comparison to the Company’s estimate.
●	We evaluated the accuracy and completeness of the Company’s presentation of these instruments in the financial statements and related disclosures in Note 4, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skills and knowledge were utilized by the Firm to assist in the evaluation of the Company’s estimate of fair value and in some cases the development of our own independent expectations.

Classification of Discontinued Operations

As described in Note 17 to the consolidated financial statements, during the year ended December 31, 2022, the Company committed to a plan to sell the Compañía Minera Cerros del Sur, S.A de C.V (“CMCS”) subsidiary. Management concluded that the held for sale criteria had been met related to CMCS and reflected the results of this business as a discontinued operation in the consolidated statements of operations for all periods presented. Management presents discontinued operations when there is a disposal or anticipated disposal of a component group or a group of components that, in management’s judgment, represents a strategic shift in the business that will have a major effect on operations and financial results. Upon the decision to sell CMSC, the net assets of CMCS were reclassified as held for sale in accordance with the authoritative guidance.

We identified the classification of CMCS as held for sale and as a discontinued operation as a critical audit matter because evaluating management’s analysis involved a high degree of auditor judgment and subjectivity due to the assumptions made by management when assessing whether CMCS met the criteria to be classified as held for sale, including the probability of the sale being completed within one year.

Our audit procedures related to the classification of CMCS as held for sale and as discontinued operations included the following, among others:

●	We tested management’s assertion that CMCS met the criteria to be presented as held for sale at the balance sheet date, including the financial reporting presentation and disclosure requirements of such assertion.
●	We tested management’s assertion that CMCS should be presented as a discontinued operation, including the financial reporting implications of CMCS’s classification.
●	We inquired of management and inspected evidence that management planned to sell the business.
●	We evaluated the evidence, including testing completeness and accuracy of information provided by the entity used in the Company’s evaluation of whether CMCS met the criteria for discontinued operations, including the probability of the sale being completed within one year. Evidence that we examined included, but is not limited to, board meeting minutes for approval from the Board of Directors to sell CMCS, letters of intent with third parties for the purchase of CMCS, and a share purchase agreement for the sale of CMCS. We also evaluated the accuracy and appropriateness of the Company’s financial reporting and disclosure for CMCS’s classification as held for sale and as a discontinued operation.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Draper, UT

April 17, 2023

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$-	$31,282
Prepaid expenses and other current assets	2,717	10,350
Current assets held for sale	300,132	501,376
Total Current Assets	302,849	543,008

Property, plant and equipment, net	3,983	4,708
Right of use operating lease asset	23,106	36,182
Other assets	531	531
Other non-current assets held for sale	822,934	587,608
Total Assets	$1,153,403	$1,172,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,081,544	$3,485,785
Accrued interest - related parties	10,907,642	9,520,067
Operating lease liability - current portion	13,511	13,076
Note payable - current portion	-	37,891
Notes payable - related parties	2,695,964	2,077,811
Convertible notes payable - net of discount	3,801,698	3,747,457
Derivative liabilities	3,262,612	4,048,650
Current liabilities held for sale	3,305,227	2,349,031
Total Current Liabilities	29,068,198	25,279,768

Long-term note payable	60,000	91,667
Long-term notes payable - related parties, net of current portion	5,378,980	5,378,980
Operating lease liability, net of current portion	9,595	23,106
Long-term liabilities held for sale	767,673	674,074
Total Liabilities	35,284,446	31,447,595

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 244,634,016 and 162,421,850 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2,446	1,624
Additional paid-in capital	8,152,715	7,881,439
Accumulated deficit	(41,655,570)	(37,508,429)
Accumulated other comprehensive loss	(618,683)	(639,949)
Total Controlling Interest	(34,119,091)	(30,265,314)
Non-Controlling Interest	(11,952)	(10,244)
Total Stockholders’ Deficit	(34,131,043)	(30,275,558)
Total Liabilities and Stockholders’ Deficit	$1,153,403	$1,172,037

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31, 2022	December 31, 2021
Precious Metals Income	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating Expenses
General and administrative	745,131	690,001
Depreciation and amortization	725	2,789
Total Operating Expenses	745,856	692,790
Loss from Operations	(745,856)	(692,790)

Other Income/(Expenses)
Other income (expense)	-	637
Gain on forgiveness of PPP loan	31,667	31,667
Change in derivative liability	833,278	3,515,657
Change in marketable securities	-	328,970
Loss on extinguishment of debt	(271,511)	(1,783,593)
Interest expense	(2,880,542)	(3,453,994)
Total Other Income/(Expenses)	(2,287,108)	(1,360,656)

Net Loss from Operations before Income Taxes	(3,032,964)	(2,053,446)
Provision for Income Taxes	-	-
Net Loss from Continuing Operations	(3,032,964)	(2,053,446)
Net Loss from Discontinued Operations	(973,303)	(258,130)
Provision for Income Taxes on Discontinued Operations	(142,582)	(529,638)
Net Loss from Discontinued Operations	(1,115,885)	(787,768)
Net Loss	(4,148,849)	(2,841,214)
Net Loss - Non-Controlling Interest	1,708	1,569
Net Loss - Controlling Interest	$(4,147,141)	$(2,839,645)

Net loss per share - Continuing Operations - Basic and Diluted	$(0.01)	$(0.01)
Net loss per share - Discontinued Operations - Basic and Diluted	$(0.01)	$(0.01)
Net loss per share - Basic and Diluted	$(0.02)	$(0.02)
Weighted average number of shares outstanding during the period - Basic	215,083,605	129,346,480
Weighted average number of shares outstanding during the period - Diluted	215,083,605	129,346,480

Net Loss	$(4,148,849)	$(2,841,214)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	21,266	33,236
Total Comprehensive Loss	(4,127,583)	(2,807,978)
Total Comprehensive Income (Loss) - Non-Controlling Interest	51	(1,486)
Total Comprehensive Loss - Controlling Interest	$(4,127,532)	$(2,809,464)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($ 0.00001 Par)		($ 0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficiency
Balance, December 31, 2020	51	$1	78,668,420	$787	$5,882,614	$(34,668,784)	$(673,185)	$(8,675)	$(29,467,242)
Shares issued upon conversions of note payable	-	-	83,753,430	837	1,998,825	-	-	-	1,999,662
Foreign currency translation adjustment	-	-	-	-	-	-	33,236	-	33,236
Net loss for the year	-	-	-	-	-	(2,839,645)	-	(1,569)	(2,841,214)
Balance, December 31, 2021	51	1	162,421,850	1,624	7,881,439	(37,508,429)	(639,949)	(10,244)	(30,275,558)
Shares issued upon conversions of note payable	-	-	82,212,166	822	271,276	-	-	-	272,098
Foreign currency translation adjustment	-	-	-	-	-	-	21,266	-	21,266
Net loss for the Year	-	-	-	-	-	(4,147,141)	-	(1,708)	(4,148,849)
Balance, December 31, 2022	51	$1	244,634,016	$2,446	$8,152,715	$(41,655,570)	$(618,683)	$(11,952)	$(34,131,043)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities:
Net Loss	$(4,148,849)	$(2,841,214)
Net Loss from discontinued operations	$1,115,885	$787,768
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	725	2,789
Loss on extinguishment of debt	271,511	1,783,593
Change in derivative liability	(833,278)	(3,515,657)
Gain on forgiveness of PPP loan	(31,667)	(31,667)
Change in marketable securities	-	(328,970)
Amortization of debt discount	13,688	757,948
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,633	(606)
Accounts payable and accrued liabilities	1,595,759	899,359
Accounts payable and accrued liabilities - related parties	699,686	1,176,607
Secured borrowings	-	67,924
Operating cash flows from discontinued operations	406,485	1,165,262
Net Cash Used In Operating Activities	(902,422)	(76,864)

Cash Flows From Investing Activities:
Proceeds on sale of marketable securities	-	447,136
Investing activities of discontinued operations	(49,666)	(72,891)
Net Cash Provided By (Used In) Investing Activities	(49,666)	374,245

Cash Flows From Financing Activities:
Repayment of notes payable	(37,891)	(30,442)
Repayment of notes payable-related parties	(473,900)	(1,297,900)
Repayment of convertible notes payable	(11,620)	(188,816)
Repayment of secured borrowings	-	(217,514)
Proceeds from notes payable	-	31,667
Proceeds from notes payable-related parties	996,210	1,426,800
Proceeds from convertible notes payable	100,000	-
Financing activities of discontinued operations	326,744	-
Net Cash Provided by (Used in) Financing Activities	899,543	(276,205)
Effects of exchange rate changes on cash	(152)	(261)
Net Change in Cash	(52,697)	20,915
Cash at Beginning of Period	55,273	34,358
Cash at End of Period	2,576	55,273
Less Cash of Discontinued Operations at End of Period	(2,576)	(23,991)
Cash of Continued Operations at End of Period	$-	$31,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$218,206	$467,562
Cash paid for taxes	$-	$157,847

Supplemental disclosure of non-cash investing and financing activities:
Finance leases to acquire equipment	$273,487	$-
Common stock issued for conversion of debt	$272,098	$1,999,662
Inventory used to satisfy note payable	$160,000	$-
Recognition of debt discounts on convertible notes payable	$63,440	$-
Note payable issued for finance lease payments	$29,830	$-

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022 and 2021

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

On January 12, 2023, Inception Mining, Inc. (the “Company”) entered into a non-binding Letter of Intent (the “LOI”) with Mother Lode Mining, Inc. (“MLM”). The LOI became binding on January 24, 2023 .

Pursuant to the terms of the LOI, the Company agreed to sell all of the shares of its wholly-owned subsidiary, Compañía Minera Cerros Del Sur, S.A. de C.V. (“CMCS”), to MLM. CMCS is the Honduran-based company that owns the Clavo Rico mine.

Since the Divestiture of the Clavo Rico Mine, the Company has been operating as a consultant and advisor to the mining industry, including to Mother Lode Mining, the new owner of the Clavo Rico mine. It also has an ongoing financial interest in the Clavo Rico Mine under the LOI.

COVID-19 – The Company has been impacted significantly by the COVID-19 global pandemic. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, and recommendations to practice social distancing. Based on management’s assessment as of December 31, 2022, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2022, the Company has an accumulated deficit of $41,655,570, a working capital deficit of $28,765,349 and used $902,422 in cash for operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are issued.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiaries, Inception Development, Corp., Clavo Rico Development Corp., Clavo Rico, Ltd. and Compañía Minera Cerros del Río, S.A. de C.V., and its controlling interest subsidiaries, Compañía Minera Cerros del Sur, S.A. de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Presentation – The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Cash and Cash Equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2022 and December 31, 2021, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

Exploration and Development Costs – Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB ASC 930, Extractive Activities- Mining. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the determination has been made that economic production does not appear reasonably certain.

Mineral Rights and Properties – We defer acquisition costs until we determine the viability of the property. Since we do not have proven and probable reserves as defined by Securities and Exchange Commission (“SEC”) Industry Guide 7, exploration expenditures are expensed as incurred. We expense care and maintenance costs as incurred.

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

Fair Value Measurements – The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

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

The fair value of financial instruments on December 31, 2022 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	3,262,612	3,262,612
Total Liabilities	$-	$-	$3,262,612	$3,262,612

The fair value of financial instruments on December 31, 2021 are summarized below:

	Level 1	Level 2	Level 3	Total
Marketable securities	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-

Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	4,048,650	4,048,650
Total Liabilities	$-	$-	$4,048,650	$4,048,650

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

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below in Note 4. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed below in Note 4 are that of volatility and market price of the underlying common stock of the Company.

Marketable Securities – We measure the fair value of marketable securities in accordance with ASC 820-10 – Fair Value Measurements. Any change in the fair value is recognized in net income in the period being reported.

Long-Lived Assets – We review the carrying amount of our long-lived assets for impairment whenever there are negative indicators of impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flows.

Properties, Plant and Equipment – We record properties, plant and equipment at historical cost. We provide depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Processing and laboratory	5 to 15 years
Furniture and fixtures	2 to 3 years

Revenue Recognition – In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

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

Stock Issued for Goods and Services – Common and preferred shares issued for goods and services are valued based upon the fair market value of our common stock or the goods and services received.

Stock-Based Compensation – For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the estimated fair value on the grant date of the award.

Income (Loss) per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 430,519,296,789 common share equivalents have been excluded from the diluted loss per share calculation for the year ended December 31, 2022 because it would be anti-dilutive.

Comprehensive Loss – Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2022 and 2021.

Derivative Liabilities – Derivatives liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the consolidated statements of operations. We do not hold or issue any derivative financial instruments for speculative trading purposes.

Income Taxes – The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

The Company incurred rent expense of $15,252 and $14,945 for the year ended December 31, 2022 and 2021.

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

3. Inventories, Stockpiles and Mineralized Materials on Leach Pads

Inventories, stockpiles and mineralized materials on leach pads at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Supplies	$-	$-
Mineralized Material on Leach Pads	-	-
ADR Plant	-	-
Finished Ore	-	-
Total Inventories	$-	$-

There were no stockpiles at December 31, 2022 and 2021. All inventories are included in Note 17 – Discontinued Operations.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2022:

Debt Derivative Liabilities
Balance, December 31, 2021	$4,048,650
Transfers in upon initial fair value of derivative liabilities	47,420
Change in fair value of derivative liabilities and warrant liability	(833,278)
Balance, December 31, 2022	$3,262,612

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

At December 31, 2022, the Company marked to market the fair value of the debt derivatives and determined a fair value of $3,262,612. The Company recorded a gain from change in fair value of debt derivatives of $833,278 for the year ended December 31, 2022. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model, the Monte Carlo Valuation Model and the Company’s Enterprise Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 199.09%, (3) weighted average risk-free interest rate of 4.12% (4) expected life of 0.09 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 199.10%, (2) weighted average risk-free interest rate of 4.63% and (3) expected life of 0.80 years. The Company’s Enterprise Valuation Model was based on the following assumptions: (1) outstanding note balance at December 31, 2022 of $3,073,532, (2) outstanding shares of common stock at December 31, 2022 of 244,634,016 shares and (3) closing stock price on December 31, 2022 of $0.0006 per share.

Based upon ASC 840-15-25, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

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

At December 31, 2022, the Company had a warrant liability of $0. The Company recorded a loss from change in fair value of warrant liability of $0 for the period ended December 31, 2022. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 191.21% to 196.98%, (3) weighted average risk-free interest rate of 4.73% to 4.76% (4) expected life of 0.36 to 0.82 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

5. Properties, Plant and Equipment, Net

Properties, plant and equipment of continuing operations at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(23,012)	(22,287)
Total Property, Plant and Equipment	$3,983	$4,708

During the years ended December 31, 2022 and 2021, the Company recognized depreciation expense of $725 and 2,789, respectively.

On February 21, 2021, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $250,000 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-traded Australian company. The value of this property had previously been reduced to zero in previous years, so the Company recorded a gain on sale on mining property of $471,083.

6. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities of continuing operations at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Accounts Payable	$127,612	$48,339
Accrued Liabilities	4,221,586	2,774,126
Accrued Salaries and Benefits	732,346	557,098
Advances Payable	-	106,222
Total Accrued Liabilities	$5,081,544	$3,485,785

7. Secured Borrowings

On June 25, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $172,663. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $17,266, for a total expected remittance of $189,929. The maturity date of the notes was December 26, 2020. On December 26, 2020, the Company entered into two new financing arrangements with third parties for a combined principal amount of $118,757. The terms of the arrangements require the Company to pay the combined principal balance plus a guaranteed return of no less than 10 percent, or $11,876, for a total expected remittance of $130,633. Also on that day, one of the lenders chose to liquidate a portion of his balance amounting to $83,006. This amount was paid to the lender in January 2021. The maturity date of the notes was June 26, 2021. In May 2021, the remaining agreements were liquidated for an amount totaling $134,508. The terms of repayment allow the Company to remit to the lender a certain quantity of gold to satisfy the liability though the Company expects to liquidate gold held and satisfy the liability in cash.

8. Notes Payable

Notes payable of continuing operations were comprised of the following as of December 31, 2022 and December 31, 2021:

Notes Payable	December 31, 2022	December 31, 2021
Phil Zobrist	$60,000	$60,000
Small Business Administration	-	69,558
Total Notes Payable	60,000	129,558
Less Short-Term Notes Payable	-	(37,891)
Total Long-Term Notes Payable	$60,000	$91,667

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of December 31, 2022, the gross balance of the note was $60,000 and accrued interest was $107,734.

Small Business Administration – On April 17, 2020, the Company issued an unsecured Promissory Note to the Small Business Administration in the principal amount of $100,000 (the “Note”) that matures on April 16, 2022 and bearing 1.00% per annum interest as part of the Covid-19 Cares Act. The total net proceeds the Company received was $100,000. On April 30, 2021, the Company issued an additional unsecured Promissory Note to the Small Business Administration in the principal amount of $31,667 that matures on April 30, 2023 and bears 3.75% per annum interest under additional funding of the Covid-19 Cares Act. The total net proceeds the Company received was $31,667. During the year ended December 31, 2021, the Company received forgiveness on the first loan in the amount of $31,667 under the Covid-19 Cares Act. During the nine months ended September 30, 2022, the Company received forgiveness on the second loan in the amount of $31,667 under the Covid-19 Cares Act. Since September 2021, the Company made monthly payments on the first loan that amount to $68,333. As of December 31, 2022, the gross balance of the note was $0 and accrued interest was $0.

9. Notes Payable – Related Parties

Notes payable – related parties of continuing operations were comprised of the following as of December 31, 2022 and December 31, 2021:

Notes Payable - Related Parties	Relationship	December 31, 2022	December 31, 2021
Clavo Rico, Inc.	Affiliate - Controlled by Director	$3,377,980	$3,377,980
Claymore Management	Affiliate - Controlled by Director	185,000	185,000
Cluff-Rich PC 401K	Affiliate - Controlled by Director	60,000	-
Debra D’ambrosio	Immediate Family Member	446,210	178,900
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
Legends Capital	Affiliate - Controlled by Director	715,000	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	1,101,000	1,101,000
MDL Ventures	Affiliate - Controlled by Director	1,794,754	1,698,911
Pine Valley Investments	Affiliate - Controlled by Director	295,000	100,000
WOC Energy LLC	Affiliate - Controlled by Director	-	-
Total Notes Payable - Related Parties		8,074,944	7,456,791
Less Short-Term Notes Payable - Related Parties		(2,695,964)	(2,077,811)
Total Long-Term Notes Payable - Related Parties		$5,378,980	$5,378,980

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. As of December 31, 2022, the gross balance of the notes was $3,377,980 and accrued interest was $6,343,582.

Claymore Management – On October 2, 2016, the note was extended until December 31, 2024. As of December 31, 2022, the gross balance of the note was $185,000 and accrued interest was $392,849.

Cluff-Rich PC 401K – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. As of December 31, 2022, the outstanding balance of the Note was $60,000 and accrued interest was $18,000.

D. D’Ambrosio – On January 1, 2022, there was three unsecured Short-Term Promissory Notes to D. D’Ambrosio in the principal amount of $178,900 outstanding from 2021. During 2022, the Company has issued fourteen unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $731,210 (the “Notes”) that all bear a 3.00% interest rate. During 2022, the Company has made payments totaling $488,790 towards the principal balances of $463,900 and accrued interest of $24,890. As of December 31, 2022, there were three Notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204.

Francis E. Rich – On May 24, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of 50,000 (the “Note”) due on December 25, 2022 and bears a 5.0% interest rate. As of December 31, 2022, the outstanding balance of the Note was $50,000 and accrued interest was $22,500.

Francis E. Rich – On November 25, 2021, the Company issued an unsecured Short-Term Promissory Note to Francis E. Rich in the principal amount of $50,000 (the “Note”) due on December 25, 2022 and bears a 5.0% interest rate. As of December 31, 2022, the outstanding balance of the Note was $50,000 and accrued interest was $25,000.

Legends Capital Group – On October 2, 2016, the notes were extended until December 31, 2024. As of December 31, 2022, the gross balance of the note was $715,000 and accrued interest was $1,478,412.

LW Briggs Irrevocable Trust – On October 2, 2016, the notes were extended until December 31, 2024. As of December 31, 2022, the gross balance of the note was $1,101,000 and accrued interest was $2,251,996.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. As of December 31, 2022, the gross balance of the note was $1,794,754 and accrued interest was $178,849.

Pine Valley Investments, LLC – On December 6, 2021, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $100,000 (the “Note”) due on January 6, 2022 and bears a 5.0% interest rate. This note has been extended until October 29, 2022. As of December 31, 2022, the outstanding balance of the Note was $90,000 and accrued interest was $40,000.

Pine Valley Investments, LLC – On April 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $160,000 (the “Note”) due on December 24, 2022 and bears a 5.0% interest rate. As of December 31, 2022, the outstanding balance of the Note was $160,000 and accrued interest was $64,000.

Pine Valley Investments, LLC – On August 15, 2022, the Company issued an unsecured Short-Term Promissory Note to Pine Valley Investments, LLC in the principal amount of $45,000 (the “Note”) due on February 15, 2023 and bears a 5.0% interest rate. As of December 31, 2022, the outstanding balance of the Note was $45,000 and accrued interest was $11,250.

10. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2022 and December 31, 2021:

Convertible Notes Payable	December 31, 2022	December 31, 2021
1800 Diagonal Lending	$104,580	$-
Antczak Polich Law LLC	279,123	279,123
Antilles Family Office LLC	3,073,532	3,074,119
Scotia International	395,041	395,041
Total Convertible Notes Payable	3,852,276	3,748,283
Less Unamortized Discount	(50,578)	(826)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	3,801,698	3,747,457
Less Short-Term Convertible Notes Payable	(3,801,698)	(3,747,457)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On October 18, 2022, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,200 (the “Note”) due on October 18, 2023 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,200). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. On November 30, 2022, the Company paid $13,014 towards the principal balance of $11,620 and $1,394 in accrued interest and prepayment penalty. For the year ended December 31, 2022, the Company amortized $23,558 of debt discount to current period operations as interest expense. As of December 31, 2022, the gross balance of the note was $104,580 and accrued interest was $12,550.

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of December 31, 2022, the gross balance of the note was $279,123 and accrued interest was $105,675.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. As of December 31, 2022, the gross balance of the note was $0 and accrued interest was $14,142.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. The Company is not current with all payments due under the Forebearance Agreement. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. During the nine months ended September 30, 2022, the investor converted $587 of the principal balance into 82,712,166 shares of common stock. The Company recognized a loss on the extinguishment of debt of $271,511. As of December 31, 2022, the gross balance of the note was $3,073,532 and accrued interest was $3,635,012.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. For the nine months ended September 30, 2022, the Company amortized $826 of debt discount to current period operations as interest expense. As of December 31, 2022, the gross balance of the note was $395,042 and accrued interest was $95,012.

11. Stockholders’ Deficit

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

The Company re-valued the warrants at December 31, 2022 for $0 and recorded a gain on the change in derivative liabilities of $0.

The following tables summarize the warrant activity during the years ended December 31, 2022 and 2021:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2020	9,550,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2021	9,550,000	0.49
Granted	-	-
Exercised	-	-
Forfeited	(9,350,000)	0.49
Balance at December 31, 2022	200,000	$0.75

2022 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2022	Weighted Average Exercise Price
0.75	200,000	0.59	$0.75	200,000	$0.75

12. Net Loss Per Common Share

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

	For the Years Ended
Numerator	December 31, 2022	December 31, 2021
Net Loss - Controlling Interest	$(4,147,141)	$(2,839,645)
Adjusted Net Loss - Controlling Interest	$(4,147,141)	$(2,839,645)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	215,083,605	129,346,480
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	215,083,605	129,346,480

Diluted Net Loss per Share	$(0.02)	$(0.02)

13. Income Taxes

The Company’s subsidiaries, Compania Minera Cerros del Sur and Compania Minera Clavo Rico, which are located in Honduras, are required to pay income tax and solidarity tax on their income and/or assets annually. The Honduran annual report for 2020 was completed during the year ended December 31, 2021 and the company recognized a tax liability of $158,321 during the period and paid $79,907 of this tax liability. The Company also accrued for an additional tax liability of $137,756 along with penalties and interest of $246,945 for an ongoing tax audit for the fiscal year 2017. Also during the year ended December 31, 2021, the Company paid estimated tax payments for the current fiscal year totaling $77,940 and accrued for another $31,964 in estimated income tax for the fiscal year 2021. During 2022, the Company paid $109,904 for the 2021 tax liability and accrued for and estimated $13,973 for the 2022 fiscal year.

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

The provision for income tax expense (recovery) is comprised the following amounts:

Tax Reconciliations	December 31, 2022	December 31, 2021
Tax at Statutory Rate	$(1,041,630)	$(415,838)
Meals and Entertainment	(280)	(645)
Depreciation	-	51,239
Change in Derivative Liability	(216,652)	914,071
Amortization of Debt Discount	(3,559)	(197,067)
Accrued Interest	723,448	(579,406)
Change in Valuation of Allowance	681,255	757,283
Tax Provision	$142,582	$529,638

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred Tax Assets	December 31, 2022	December 31, 2021
(21% Federal, 5% Average Corporate Rate)
Net Operating Loss Carry-forwards	$851,302	$2,403,846
Depreciation	217,362	166,123
Accrued Interest	723,448	579,406
Valuation Allowance	(1,792,111)	(3,149,375)
Deferred Tax Assets	$-	$-

As of December 31, 2022 and December 31, 2021, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $11,318,460 and $9,245,600, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carry-forward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2042.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2042.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2012 through December 31, 2021 generally remain open to examination by the Internal Revenue Service until its net operating loss carry-forwards are utilized and the applicable statutes of limitation have expired.

14. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2022, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees.

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

Notes Payable – The Company took several short-term notes payable from related parties during 2022. The Company received $936,210 in cash from related parties and paid out $473,900 in cash to related parties on notes payable (see Note 9).

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

On March 4, 2020, one of the Company’s subsidiaries, Compañía Minera Clavo Rico, S.A. de C.V., was served with notice of a civil litigation brought in Honduras by Empresa Agregados y Concretos S.A. (“Agrecon”) for an amount of approximately $1,350,000, which has been accrued by the Company as of December 31, 2022. The complaint alleges a dispute regarding the amounts owed by the Company to Agrecon under a certain Material Crushing Agreement. The Company has responded disputing the amount owed and placed $125,000 in a dedicated account while the case is being litigated and until the court makes its determination on any amounts owed.

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

In the opinion of management, as of December 31, 2022, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

16. Concentrations

We generally sell a significant portion of our mineral production to a relatively small number of customers. For the year ended December 31, 2022, most of our consolidated product revenues were attributable to A-Mark Precious Metals and to Asahi Refining, Inc., our current and only two customers as of December 31, 2022. We are not dependent upon any one purchaser and have alternative purchasers readily available at competitive market prices if there is a disruption in services or other events that cause us to search for other ways to sell our production.

The Company currently is producing all of its precious metals from one mine located in Honduras. This location has most of the Company’s fixed assets and inventories. It would cause considerable disruption to the Company’s operations and revenue if this mine was disrupted or closed.

17. Discontinued Operations

During the year ended December 31, 2022, the Company decided to discontinue all of its operating activities. Based on that decision, the Company’s board of directors committed to a plan to sell the CMCS entity operating the mine in Honduras.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets.

	December 31, 2022	December 31, 2021
CURRENT ASSETS OF DISCONTINUED OPERATIONS (HELD FOR SALE):
Cash and cash equivalents	$2,576	$23,991
Accounts receivable	10,752	12,026
Inventories	277,106	455,438
Prepaid expenses and other current assets	9,698	9,921
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS (HELD FOR SALE)	$300,132	$501,376

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (HELD FOR SALE):
Property, plant and equipment, net	$680,643	$426,564
Other assets	142,291	161,044
TOTAL NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (HELD FOR SALE)	$822,934	$587,608

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (HELD FOR SALE):
Accounts payable and accrued liabilities	$2,504,835	$1,981,979
Finance lease liabilities - current portion	139,029	-
Note payable	272,418	-
Taxes payable	389,045	367,052
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (HELD FOR SALE)	$3,305,227	$2,349,031

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (HELD FOR SALE):
Finance lease liabilities, net of current portion	$23,851	$-
Mine reclamation obligation	743,822	674,074
TOTAL NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (HELD FOR SALE)	$767,673	$674,074

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the years ended December 31, 2022 and 2021 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, and consist of the following.

	Years Ended
	December 31, 2022	December 31, 2021
Precious Metals Income	$1,365,387	$4,725,778
Cost of goods sold	1,815,319	3,286,010
Gross profit	(449,932)	1,439,768

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	394,434	477,984
Depreciation and amortization	4,044	5,459
	398,478	483,443
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(848,410)	956,325

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	(26,508)	1,214,455
Interest expense	151,401	-
	124,893	1,214,455

LOSS BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(973,303)	(258,130)
Provision for income taxes of discontinued operations	(142,582)	(529,638)
NET LOSS OF DISCONTINUED OPERATIONS	$(1,115,885)	$(787,768)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the years ended December 31, 2022 and 2021 have been reflected as discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2022 and 2021, and consist of the following.

	Years Ended
	December 31, 2022	December 31, 2021
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(1,115,885)	$(787,768)
Depreciation expense	64,662	48,450
Changes in operating assets and liabilities:
Trade receivables	1,277	(735)
Inventories	19,522	398,217
Prepaid expenses and other current assets	(183,903)	2,969
Accounts payable and accrued liabilities	826,208	1,588,214
Accounts payable and accrued liabilities - related parties	794,604	(84,085)
Net cash provided by (used in) operating activities of discontinued operations	$406,485	$1,165,262

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$(49,666)	$(72,891)
Net cash used in investing activities of discontinued operations	$(49,666)	$(72,891)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Payments on finance leases	$(76,943)	$-
Proceeds from notes payable	403,687	-
Net cash provided by financing activities of discontinued operations	$326,744	$-

18. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as noted below.

On January 12, 2023, Inception Mining, Inc. (the “Company”) entered into a non-binding Letter of Intent (the “LOI”) with Mother Lode Mining, Inc. (“MLM”). The LOI became binding on January 24, 2023 when the final installment of initial payment set forth under the LOI was received by the Company.

Pursuant to the terms of the LOI, the Company agreed to sell all of the shares of its wholly-owned subsidiary, Compañía Minera Cerros Del Sur, S.A. de C.V. (“CMCS”), to MLM. CMCS is the Honduran-based company that owns the Clavo Rico mine.

The purchase price for the sale of CMCS by the Company to MLM consisted of the following cash consideration (a) $280,000 was delivered by MLM to the Company on January 3, 2023 to pay outstanding debts owed by the Corporation; (b) $300,000 was delivered by MLM to the Company on January 5, 2023 to satisfy existing debts of the Company; (c) $100,000 was delivered by MLM to the Company on January 16, 2023; (d) $200,000 was delivered by MLM to the Company on January 17, 2023; (e) $1,200,000 was delivered by MLM to the Company on January 18, 2023, to pay a settlement amount for existing debt of the Company; (f) $500,000 was delivered by MLM to the Company on January 23, 2023, to satisfy existing debts of the Company; (g) $420,000 was delivered by MLM to the Corporation on January 24, 2023 to satisfy existing debts of the Corporation.

In addition to the amounts already delivered under the LOI, an additional amount of $2,700,0000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions.

Following the Closing of the LOI on January 24, 2023, the Company divested its ownership interest in CMCS and its interests in the Clavo Rico mine, resulting in the transfer of operations to Mother Lode Mining and full control of the Clavo Rico mine asset.

On December 30, 2021, the Company was served with a complaint filed by Antilles Family Office, LLC (“Antilles”) asserting claims related to alleged breach of contract and unjust enrichment against the Company. This matter was settled on January 18, 2023 in exchange for the payment of $1,200,000 by the Company to Antilles.

On February 1, 2023, the Company issued 5,142,857 restricted shares of Common Stock to Cluff-Rich 401(k) upon the conversion of $18,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 16,428,571 restricted shares of Common Stock to Fran Rich upon the conversion of $57,500 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 23,200,857 restricted shares of Common Stock to Debra D’Ambrosio upon the conversion of $81,203 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 485,402,857 restricted shares of Common Stock to Trent D’Ambrosio upon the conversion of $1,698,910 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 17,142,857 restricted shares of Common Stock to Kay Briggs upon the conversion of $60,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 204,285,714 restricted shares of Common Stock to Legends Capital Group upon the conversion of $715,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 314,571,429 restricted shares of Common Stock to L W Briggs Irrevocable Trust upon the conversion of $1,101,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 52,857,143 restricted shares of Common Stock to Claymore Management upon the conversion of $185,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 965,137,143 restricted shares of Common Stock to Clavo Rico Inc. upon the conversion of $3,377,980 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 32,928,571 restricted shares of Common Stock to Pine Valley Investments upon the conversion of $115,200 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 42,857,143 restricted shares of Common Stock to Whit Cluff for services rendered to the Company.

On February 1, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Rod Sperry for services rendered to the Company.

On February 1, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Brunson Chandler & Jones, PLLC for services rendered to the Company.

On February 1, 2023, the Company issued 14,285,714 restricted shares of Common Stock to Kyle Pickard for services rendered to the Company.

On February 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Justin Wilson for services rendered to the Company.

On February 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Sean Wilson for services rendered to the Company.

