Form 10-Q
period 2023-03-31
INCEPTION MINING INC.
filed 2023-05-22
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023 there were 2,481,732,016 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$26,153	$-
Prepaid expenses and other current assets	1,729	2,717
Note receivable - current portion	1,050,000	-
Current assets of discontinued operations	-	300,132
Total Current Assets	1,077,882	302,849

Property, plant and equipment, net	3,804	3,983
Note receivable, net of current portion	1,545,000	-
Right of use operating lease asset	19,792	23,106
Other assets	531	531
Other non-current assets of discontinued operations	-	822,934
Total Assets	$2,647,009	$1,153,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,244,021	$5,081,544
Accrued interest - related parties	-	10,907,642
Operating lease liability - current portion	13,621	13,511
Note payable - current portion	75,000	-
Notes payable - related parties	-	2,695,964
Convertible notes payable - net of discount	372,818	3,801,698
Derivative liabilities	57,410	3,262,612
Current liabilites of discontinued operations	-	3,305,227
Total Current Liabilities	1,762,870	29,068,198

Long-term note payable	60,000	60,000
Long-term notes payable - related parties, net of current portion	868,618	5,378,980
Operating lease liability, net of current portion	6,171	9,595
Long-term liabilities of discontinued operations	-	767,673
Total Liabilities	2,697,659	35,284,446

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,481,732,016 and 244,634,016 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	24,817	2,446
Additional paid-in capital	26,310,040	8,152,715
Accumulated deficit	(26,385,508)	(41,655,570)
Accumulated other comprehensive loss	-	(618,683)
Total Controlling Interest	(50,650)	(34,119,091)
Non-Controlling Interest	-	(11,952)
Total Stockholders’ Deficit	(50,650)	(34,131,043)
Total Liabilities and Stockholders’ Deficit	$2,647,009	$1,153,403

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Precious Metals Income	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating Expenses
General and administrative	291,811	224,141
Depreciation and amortization	179	179
Total Operating Expenses	291,990	224,320
Income (Loss) from Operations	(291,990)	(224,320)

Other Income/(Expenses)
Gain on forgiveness of PPP loan	-	31,667
Change in derivative liability	3,205,202	45,607
Gain (loss) on extinguishment of debt	5,897,425	(124,158)
Interest expense	(183,976)	(650,061)
Total Other Income/(Expenses)	8,918,651	(696,945)

Net Income (Loss) from Operations before Income Taxes	8,626,661	(921,265)
Provision for Income Taxes	-	-
Net Income (Loss) from Continuing Operations	8,626,661	(921,265)
Net Income (Loss) from Discontinued Operations	(497,581)	66,432
Gain on Sale of Mine Property in Discontinued Operations	7,154,653	-
Provision for Income Taxes on Discontinued Operations	-	(27,382)
Net Income (Loss) from Discontinued Operations	6,657,072	39,050
Net Income (Loss)	15,283,733	(882,215)
Net Income (Loss) - Non-Controlling Interest	(13,671)	158
Net Income (Loss) - Controlling Interest	$15,270,062	$(882,057)

Net income (loss) per share - Continuing Operations - Basic and Diluted	$0.01	$(0.01)
Net income (loss) per share - Discontinued Operations - Basic and Diluted	$0.00	$0.00
Net income (loss) per share - Basic	$0.01	$(0.01)
Net income (loss) per share - Diluted	$0.00	$(0.01)
Weighted average number of shares outstanding during the period - Basic	1,694,827,331	170,736,437
Weighted average number of shares outstanding during the period - Diluted	431,989,839,251	170,736,437

Net Income (Loss)	$15,283,733	$(882,215)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(86,472)	(1,823)
Total Comprehensive Income (Loss)	15,197,261	(884,038)
Total Comprehensive Income (Loss) - Non-Controlling Interest	-	(160)
Total Comprehensive Income (Loss) - Controlling Interest	$15,197,261	$(884,198)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Accumulated Other		Total
	($0.00001Par)		($0.00001Par)		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficiency
Balance, December 31, 2022	51	$1	244,634,016	$2,446	$8,152,715	$(41,655,570)	$(618,683)	$(11,952)	$(34,131,043)
Shares issued for services	-	-	120,000,001	1,200	121,086	-	-	-	122,286
Shares issued with extinguishment of debt	-	-	2,117,097,999	21,171	18,036,239	-	-	-	18,057,410
Effects of sale of mine property	-	-	-	-	-	-	705,155	(1,719)	703,436
Foreign currency translation adjustment	-	-	-	-	-	-	(86,472)	-	(86,472)
Net income for the period	-	-	-	-	-	15,270,062	-	13,671	15,283,733
Balance, March 31, 2023	51	$1	2,481,732,016	$24,817	$26,310,040	$(26,385,508)	$-	$-	$(50,650)

	Preferred stock		Common stock		Additional		Accumulated Other		Total
	($0.00001Par)		($0.00001Par)		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficiency
Balance, December 31, 2021	51	$1	162,421,850	$1,624	$7,881,439	$(37,508,429)	$(639,949)	$(10,244)	$(30,275,558)
Shares issued with note payable	-	-	19,747,727	198	124,101	-	-	-	124,299
Foreign currency translation adjustment	-	-	-	-	-	-	(1,823)	-	(1,823)
Net loss for the period	-	-	-	-	-	(882,057)	-	(158)	(882,215)
Balance, March 31, 2022	51	$1	182,169,577	$1,822	$8,005,540	$(38,390,486)	$(641,772)	$(10,402)	$(31,035,297)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities:
Net Income (Loss)	$15,283,733	$(882,215)
Net Income (Loss) from discontinued operations	497,581	(39,050)
Gain on sale of mine property in discontinued operations	(7,154,653)	-
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	179	179
Common stock issued for services	122,286	-
(Gain) Loss on extinguishment of debt	(5,897,425)	124,158
Change in derivative liability	(3,205,202)	(45,607)
Gain on forgiveness of PPP loan	-	(31,667)
Amortization of right-of-use asset	3,314	3,269
Amortization of debt discount	15,643	826
Changes in operating assets and liabilities:
Other receivables	3,105,000	-
Prepaid expenses and other current assets	988	4,804
Accounts payable and accrued liabilities	(44,620)	374,049
Accounts payable and accrued liabilities - related parties	(1,421,586)	267,039
Net Cash Provided By (Used In) Continuing Operations	1,305,238	(224,215)
Net Cash Provided By (Used In) Discontinued Operations	(466)	178,209
Net Cash Provided By (Used In) Operating Activities	1,304,772	(46,006)

Cash Flows From Investing Activities:
Investing activities of discontinued operations	(652)	(3,983)
Net Cash Used In Investing Activities	(652)	(3,983)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(28,406)
Repayment of notes payable-related parties	(39,000)	(304,900)
Repayment of convertible notes payable	(1,246,480)	-
Proceeds from notes payable-related parties	6,408	423,900
Net Cash Provided by (Used In) Continuing Financing Activities	(1,279,072)	90,594
Effects of exchange rate changes on cash	1,105	44
Net Change in Cash	26,153	40,649
Cash at Beginning of Period	-	55,273
Cash at End of Period	26,153	95,922
Less Cash of Discontinued Operations at End of Period	-	(32,324)
Cash of Continued Operations at End of Period	$26,153	$60,598

Supplemental disclosure of cash flow information:
Cash paid for interest	$146,248	$90,221
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable acquired for sale of mine property	$5,700,000	$-
Common stock issued for conversion of debt	$-	$124,299
Common stock issued for settlement of notes payable - related parties	$18,057,410	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2023

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

On March 5, 2010, the Company amended its articles of incorporation to (1) change its name to Silver America, Inc. and (2) increase its authorized common stock from 100,000,000 to 500,000,000. In 2020, the Company increased its authorized common stock from 500,000,000 to 800,000,000. In 2022, the Company increased its authorized common stock from 800,000,000 to 10,300,000,000.

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

On January 12, 2023, Inception Mining, Inc. (the “Company”) entered into a non-binding Letter of Intent (the “LOI”) with Mother Lode Mining, Inc. (“MLM”). The LOI became binding on January 24, 2023.

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of March 31, 2023, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net income of $15,283,733 during the period ended March 31, 2023 and had a working capital deficit of $684,988 as of March 31, 2023. Since the net income was from non-operating sources and the working capital is still a deficit along with other factors, these along with other factors indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiaries, Inception Development, Corp., Clavo Rico Development Corp., Clavo Rico, Ltd. and Compañía Minera Cerros del Río, S.A. de C.V., and its controlling interest subsidiaries, Compañía Minera Cerros del Sur, S.A. de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. (collectively, the “Company”) until the divestiture of the subsidiaries. All intercompany accounts have been eliminated upon consolidation.

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Condensed Financial Statements - The interim consolidated financial statements included herein have been prepared by Inception Mining Inc. (“Inception Mining” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing and the Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2023, the results of its consolidated statements of operations and comprehensive loss for the three-month period ended March 31, 2023, its condensed consolidated statement of stockholders’ deficit and its consolidated cash flows for the three-month period ended March 31, 2023. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on March 31, 2023 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	57,410	57,410
Total Liabilities	$-	$-	$57,410	$57,410

The fair value of financial instruments on December 31, 2022 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	3,262,612	3,262,612
Total Liabilities	$-	$-	$3,262,612	$3,262,612

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of March 31, 2023 and December 31, 2022, Note’s receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,595,000 and $0, respectively, net of reserves of $0 (see Note 4 – Note Receivable).

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

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Furniture and fixtures	2 to 3 years

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 24,205,782 and 430,367,923,880 common share equivalents have been excluded from the diluted loss per share calculation for the three-month periods ended March 31, 2023 and 2022, respectively, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three-month periods ended March 31, 2023 and 2022:

	For the Three Months Ended
Numerator	March 31, 2023	March 31, 2022
Net Income (Loss) - Controlling Interest	$15,270,062	$(882,057)
Gain on settlement of debt	(5,897,425)	-
Interest Expense	66,166	-
Change in Derivative Liabilities	(3,220,312)	-
Adjusted Net Income (Loss) - Controlling Interest	$6,232,162	$(882,057)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	1,694,827,331	170,736,437
Dilutive Shares	430,295,011,920	-
Diluted Weighted Average Number of Shares Outstanding during Period	431,989,839,251	170,736,437

Diluted Net Income (Loss) per Share	$0.00	$(0.01)

Other Comprehensive Income (Loss) – Other Comprehensive income (loss) is made up of the exchange differences arising on translating foreign operations, unrealized losses on marketable securities and the net loss for the three-months ending March 31, 2023 and 2022.

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	March 31, 2023	December 31, 2022
Operating leases
Long-term right-of-use assets	$19,792	$23,106

Short-term operating lease liabilities	$13,621	$13,511
Long-term operating lease liabilities	6,171	9,595
Total operating lease liabilities	$19,792	$23,106

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Year Ending	Operating Lease
2023	$11,221
2024	10,504
Total lease payments	21,725
Less: imputed interest/present value discount	(1,933)
Present value of lease liabilities	$19,792

The Company made cash payments of $3,987 and $3,870 for the three months ended March 31, 2023 and 2022, respectively. The Company incurred rent expense of $3,700 and $3,700 for the three months ended March 31, 2023 and 2022, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2023:

Debt Derivative Liabilities
Balance, December 31, 2022	$3,262,612
Transfers in upon initial fair value of derivative liabilities	-
Change in fair value of derivative liabilities and warrant liability	(3,205,202)
Balance, March 31, 2023	$57,410

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

At March 31, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $57,410. The Company recorded a gain from change in fair value of debt derivatives of $3,205,202 for the period ended March 31, 2023. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model and the Monte Carlo Valuation Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 283.88%, (3) weighted average risk-free interest rate of 4.74% (4) expected life of 0.08 years, and (5) the quoted market price of the Company’s common stock at each valuation date. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 266.50%, (2) weighted average risk-free interest rate of 4.79% and (3) expected life of 0.55 years.

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

At March 31, 2023, the Company had a warrant liability of $0. The Company recorded a loss from change in fair value of warrant liability of $0 for the period ended March 31, 2023. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 241.87% to 281.16%, (3) weighted average risk-free interest rate of 4.74% to 4.94% (4) expected life of 0.11 to 0.57 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

4. Note Receivable

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

The purchase price for the sale of CMCS by the Company to MLM consisted of the following cash consideration (a) $280,000 was delivered by MLM to the Company on January 3, 2023 to pay outstanding debts owed by the Corporation; (b) $300,000 was delivered by MLM to the Company on January 5, 2023 to satisfy existing debts of the Company; (c) $100,000 was delivered by MLM to the Company on January 16, 2023; (d) $200,000 was delivered by MLM to the Company on January 17, 2023; (e) $1,200,000 was delivered by MLM to the Company on January 18, 2023, to pay a settlement amount for existing debt of the Company; (f) $500,000 was delivered by MLM to the Company on January 23, 2023, to satisfy existing debts of the Company; (g) $500,000 was delivered by MLM to the Corporation on January 24, 2023 to satisfy existing debts of the Corporation.

In addition to the amounts already delivered under the LOI, an additional amount of $2,620,000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. The March 2023 payment was received by the Company, leaving an outstanding balance of $2,595,000 as of March 31, 2023. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions.

The following table summarizes the note receivable of the Company as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,595,000	$-
Total Note Receivable	2,595,000	-
Less: Current Maturities	(1,050,000)	-
Total Long-Term Note Receivable	$1,545,000	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(23,191)	(23,012)
Total Property, Plant and Equipment	$3,804	$3,983

During the three months ended March 31, 2023 and 2022, the Company recognized depreciation expense of $179 and $179, respectively.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Accounts Payable	$226,102	$127,612
Accrued Liabilities	331,131	4,221,586
Accrued Salaries and Benefits	686,788	732,346
Total Accrued Liabilities	$1,244,021	$5,081,544

7. Notes Payable

Notes payable were comprised of the following as of March 31, 2023 and December 31, 2022:

Notes Payable	March 31, 2023	December 31, 2022
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	75,000	-
Total Notes Payable	135,000	60,000
Less Short-Term Notes Payable	(75,000)	-
Total Long-Term Notes Payable	$60,000	$60,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of March 31, 2023, the gross balance of the note was $60,000 and accrued interest was $110,397.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. As of March 31, 2023, the gross balance of the note was $75,000.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2023 and December 31, 2022:

Notes Payable - Related Parties	Relationship	March 31, 2023	December 31, 2022
Clavo Rico, Inc.	Affiliate - Controlled by Director	$-	$3,377,980
Claymore Management	Affiliate - Controlled by Director	-	185,000
Cluff-Rich PC 401K	Affiliate - Controlled by Director	51,000	60,000
Debra D’ambrosio	Immediate Family Member	422,618	446,210
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
Legends Capital	Affiliate - Controlled by Director	-	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	-	1,101,000
MDL Ventures	Affiliate - Controlled by Director	-	1,794,754
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
WOC Energy LLC	Affiliate - Controlled by Director	-	-
Total Notes Payable - Related Parties		868,618	8,074,944
Less Short-Term Notes Payable - Related Parties		-	(2,695,964)
Total Long-Term Notes Payable - Related Parties		$868,618	$5,378,980

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 965,137,143 shares of common stock as settlement for the outstanding principal balance of $3,377,980 and accrued interest of $6,396,889. As of March 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Claymore Management – On October 2, 2016, the note was extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on this note. The Company issued 52,857,143 shares of common stock as settlement for the outstanding principal balance of $185,000 and accrued interest of $395,768. As of March 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Cluff-Rich PC 401K – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,142,857 shares of common stock as settlement for the accrued interest of $18,000. During the three months ended March 31, 2023, the Company made a payment of $9,000 towards the principal balance. As of March 31, 2023, the gross balance of the notes was $51,000.

D. D’Ambrosio – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company has issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,200,857 shares of common stock as settlement for the accrued interest of $81,204. During the three months ended March 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of March 31, 2023, the gross balance of the note was $422,618.

Francis E. Rich – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of March 31, 2023, the gross balance of the notes was $100,000.

Legends Capital Group – On October 2, 2016, the notes were extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 204,285,714 shares of common stock as settlement for the outstanding principal balance of $715,000 and accrued interest of $1,489,695. As of March 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

LW Briggs Irrevocable Trust – On October 2, 2016, the notes were extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 314,571,429 shares of common stock as settlement for the outstanding principal balance of $1,101,000 and accrued interest of $2,269,371. As of March 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. During the three months ended March 31, 2023, the Company made cash payments of $140,671 toward accrued interest. On February 1, 2023, the Company negotiated a settlement on this note. The Company issued 485,402,857 shares of common stock as settlement for the outstanding principal balance of $1,794,754 and accrued interest of $0. As of March 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Pine Valley Investments, LLC – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,928,571 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of March 31, 2023, the gross balance of the notes was $295,000.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2022 and December 31, 2021:

Convertible Notes Payable	March 31, 2023	December 31, 2022
1800 Diagonal Lending	$58,100	$104,580
Antczak Polich Law LLC	-	279,123
Antilles Family Office LLC	-	3,073,532
Scotia International	349,653	395,041
Total Convertible Notes Payable	407,753	3,852,276
Less Unamortized Discount	(34,935)	(50,578)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	372,818	3,801,698
Less Short-Term Convertible Notes Payable	(372,818)	(3,801,698)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On October 18, 2022, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,200 (the “Note”) due on October 18, 2023 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,200). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. On November 30, 2022, the Company paid $13,014 towards the principal balance of $11,620 and $1,394 in accrued interest. During the three months ended March 31, 2023, the Company paid $52,058 towards the principal balance of $46,480 and $5,578 in accrued interest. For the three months ended March 31, 2023, the Company amortized $15,643 of debt discount to current period operations as interest expense. As of March 31, 2023, the gross balance of the note was $58,100 and accrued interest was $6,972.

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the three months ended March 31, 2023, the Company recognized a gain on settlement of debt of $314,692. As of March 31, 2023, the gross balance of the note was $0 and accrued interest was $0.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. The remaining accrued interest was forgiven. During the three months ended March 31, 2023, the Company recognized a gain on settlement of debt of $14,142. As of March 31, 2023, the gross balance of the note was $0 and accrued interest was $0.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. On January 18, 2023, the Company negotiated a settlement and paid $1,200,000 to Antilles. The remaining balance of $1,873,532 and the accrued interest of $3,695,059 was forgiven. During the three months ended March 31, 2023, the Company recognized a gain on settlement of debt of $5,568,591. As of March 31, 2023, the gross balance of the note was $0 and accrued interest was $0.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. As of March 31, 2023, the gross balance of the note was $349,653 and accrued interest was $100,857.

10. Stockholders’ Deficit

Common Stock

On January 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Justin Wilson for services rendered to the Company. These shares were valued at $0.0006 per share and the Company recognized an expense for stock based compensation of $17,143.

On January 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Sean Wilson for services rendered to the Company. These shares were valued at $0.0006 per share and the Company recognized an expense for stock based compensation of $17,143.

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

On February 1, 2023, the Company issued 23,200,857 restricted shares of Common Stock to Debra D’Ambrosio upon the conversion of $81,204 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 485,402,857 restricted shares of Common Stock to Trent D’Ambrosio upon the conversion of $1,794,754 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 17,142,857 restricted shares of Common Stock to Kay Briggs upon the conversion of $60,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 204,285,714 restricted shares of Common Stock to Legends Capital Group upon the conversion of $2,204,695 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 314,571,429 restricted shares of Common Stock to L W Briggs Irrevocable Trust upon the conversion of $3,370,371 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 52,857,143 restricted shares of Common Stock to Claymore Management upon the conversion of $580,768 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 965,137,143 restricted shares of Common Stock to Clavo Rico Inc. upon the conversion of $9,774,869 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 32,928,571 restricted shares of Common Stock to Pine Valley Investments upon the conversion of $115,250 in existing debt owed to the shareholder that has been accrued by the Company.

On February 17, 2023, the Company issued 42,857,143 restricted shares of Common Stock to Whit Cluff for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock based compensation of $60,000.

On February 17, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Rod Sperry for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock based compensation of $4,000.

On February 17, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Brunson Chandler & Jones, PLLC for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock based compensation of $4,000.

On February 17, 2023, the Company issued 14,285,714 restricted shares of Common Stock to Kyle Pickard for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock based compensation of $20,000.

Warrants

The following tables summarize the warrant activity during the three months ended March 31, 2023 and the year ended December 31, 2022:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2021	9,550,000	$0.49
Forfeited	(9,350,000)	0.49
Balance at December 31, 2022	200,000	0.75
Forfeited	-	-
Balance at March 31, 2023	200,000	$0.75

2023 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2023	Weighted Average Exercise Price
$0.75	200,000	0.34	$0.75	200,000	$0.75

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

Notes Payable – The Company took one short-term notes payable from Debra D’ambrosio, an immediate family member related party during the three months ended March 31, 2023. The Company received $6,408 in cash from related parties and paid out $39,000 in cash to related parties on notes payable (See Note 9 for more details).

12. Commitments and Contingencies

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

13. Discontinued Operations

During the year ended December 31, 2022, the Company decided to discontinue all of its operating activities. Based on that decision, the Company’s board of directors committed to a plan to sell the CMCS entity operating the mine in Honduras.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
CURRENT ASSETS OF DISCONTINUED OPERATIONS (HELD FOR SALE):
Cash and cash equivalents	$-	$2,576
Accounts receivable	-	10,752
Inventories	-	277,106
Prepaid expenses and other current assets	-	9,698
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS (HELD FOR SALE)	$-	$300,132

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (HELD FOR SALE):
Property, plant and equipment, net	$-	$680,643
Other assets	-	142,291
TOTAL NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (HELD FOR SALE)	$-	$822,934

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (HELD FOR SALE):
Accounts payable and accrued liabilities	$-	$2,504,735
Finance lease liabilities - current portion	-	139,029
Note payable	-	272,418
Taxes payable	-	389,045
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (HELD FOR SALE)	$-	$3,305,227

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (HELD FOR SALE):
Finance lease liabilities, net of current portion	$-	$23,851
Mine reclamation obligation	-	743,822
TOTAL NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (HELD FOR SALE)	$-	$767,673

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the three months ended March 31, 2023 and 2022 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, and consist of the following.

	Three Months Ended
	March 31, 2023	March 31, 2022
Precious Metals Income	$-	$895,189
Cost of goods sold	315,152	728,898
Gross profit	(315,152)	166,291

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	181,519	104,463
Depreciation and amortization	212	1,281
	181,731	105,744
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(496,883)	60,547

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other income	-	(5,885)
Interest expense	698	-
	698	(5,885)

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(497,581)	66,432
Provision for income taxes of discontinued operations	-	(27,382)
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(497,581)	$39,050

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the three months ended March 31, 2023 and 2022 have been reflected as discontinued operations in the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and consist of the following.

	Three Months Ended
	March 31, 2023	March 31, 2022
DISCONTINUED OPERATING ACTIVITIES
Net income (loss)	$(497,581)	$39,050
Depreciation expense	4,259	11,347
Changes in operating assets and liabilities:
Trade receivables	91	(5,792)
Inventories	(12,981)	14,485
Prepaid expenses and other current assets	(34,670)	(18,123)
Accounts payable and accrued liabilities	(294,243)	112,005
Accounts payable and accrued liabilities - related parties	834,659	25,237
Net cash provided by (used in) operating activities of discontinued operations	$(466)	$178,209

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$(652)	$(3,983)
Net cash used in investing activities of discontinued operations	$(652)	$(3,983)

14. Subsequent Events

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

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgment of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our financial statements on our 2022 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2023, the results of its consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2023 and 2022, and its consolidated cash flows for the three-month periods ended March 31, 2023 and 2022. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview and Plan of Operation

Overview

We are a mining company that was formed in Nevada on July 2, 2007. Historically operated two mining projects and currently operate as a consultant and advisor to the mining industry. Additionally, we have been engaged in the production of precious metals. From 2013 to 2020, the Company owned certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine in Idaho (“UP and Burlington”). From 2015 through January 24, 2023, the Company operated the Clavo Rico mine in Honduras through its wholly-owned subsidiary, Compañía Minera Cerros del Sur, S.A de C.V. (“CMCS”) and other mining concessions. The Clavo Rico mine’s workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation, and the primary mine operated through 2022 is located on the 200-hectare Clavo Rico Concession, located in southern Honduras.

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

The purchase price for the sale of CMCS by the Company to MLM consisted of the following cash consideration (a) $280,000 was delivered by MLM to the Company on January 3, 2023 to pay outstanding debts owed by the Corporation; (b) $300,000 was delivered by MLM to the Company on January 5, 2023 to satisfy existing debts of the Company; (c) $100,000 was delivered by MLM to the Company on January 16, 2023; (d) $200,000 was delivered by MLM to the Company on January 17, 2023; (e) $1,200,000 was delivered by MLM to the Company on January 18, 2023, to pay a settlement amount for existing debt of the Company; (f) $500,000 was delivered by MLM to the Company on January 23, 2023, to satisfy existing debts of the Company; (g) $500,000 was delivered by MLM to the Corporation on January 24, 2023 to satisfy existing debts of the Corporation.

In addition to the amounts already delivered under the LOI, an additional amount of $2,620,0000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions.

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

The Company will receive $2,595,000 in cash payments through January 2025, with such payments secured by a ten percent net smelter royalty on the Clavo Rico Mine’s production.

The Company will also receive a carried forward net profits interest royalty of five percent of the Clavo Rico mine production until payment to the Company reaches $1,000,000, subject to reduction for certain limited Clavo Rico mine expenses.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

We had net income of $15,283,733 for the three-month period ended March 31, 2023, and a net loss of $882,215 for the three-month period ended March 31, 2022. This change in our results over the two periods is primarily the result of the change in derivative liabilities of $3,159,595, the gain on sale of mine property of $7,154,653 and the gain on extinguishment of debt of $5,897,425. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase/
	2023	2022	(Decrease)
General and Administrative	$291,811	$224,141	$67,670
Depreciation and Amortization Expenses	179	179	-
Total Operating Expenses	291,990	224,320	67,670
Loss from Operations	(291,990)	(224,320)	67,670
Gain on Forgiveness of PPP loan	-	31,667	(31,667)
Change in Derivative Liabilities	3,205,202	45,607	3,159,595
Gain (Loss) on Extinguishment of Debt	5,897,425	(124,158)	6,021,583
Interest Expense	(183,976)	(650,061)	(466,085)
Income (Loss) from Continuing Operations Before Taxes	8,626,661	(921,265)	9,547,926
Provision for Income Taxes	-	-	-
Net Income (Loss) from Continuing Operations	8,626,661	(921,265)	9,547,926
Net Income (Loss) from Discontinued Operations	(497,581)	66,432	(564,013)
Gain on Sale of Mine Property in Discontinued Operations	7,154,653	-	7,154,653
Provision for Income Taxes on Discontinued Operations	-	(27,382)	(27,382)
Net Income from Discontinued Operations	6,657,072	39,050	6,618,022
Net Income (Loss)	$15,283,733	$(882,215)	$16,165,948

Operating Expenses

Operating expenses for the three months ended March 31, 2023, and 2022 were $291,990 and $224,320, respectively. The increase in operating expenses for 2023 compared to 2022 were comprised primarily of consulting expenses.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2023, and 2022 were $8,918,651 and ($696,945), respectively. The change in other income (expenses) of $9,615,596 was made up of a gain on forgiveness of PPP loan of ($31,667), change in derivative liabilities of $3,159,595, change in gain on settlement of debt of $6,021,583 and change in interest expense of $466,085.

Net Income (Loss)

Net income for the three months ended March 31, 2023, was $15,283,733 while the net loss for the three months ended March 31, 2022 was $882,215.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2023, reflects assets of $2,647,009. We had cash in the amount of $26,153 and working capital deficit in the amount of $684,988 as of March 31, 2023. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2023	December 31, 2022
Current assets	$1,077,882	$302,849
Current liabilities	1,762,870	29,068,198
Working capital deficit	$(684,988)	$(28,765,349)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $26,385,508. In addition, there is a working capital deficit of $684,988 as of March 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three Months Ended March 31,
	2023	2022
Net Cash Provided by (Used in) Operating Activities	$1,304,772	$(46,006)
Net Cash Used in Investing Activities	(652)	(3,983)
Net Cash Provided by (Used in) Financing Activities	(1,279,072)	90,594
Effects of Exchange Rate Changes on Cash	1,105	44
Net Increase in Cash	$26,153	$40,649

Operating Activities

Net cash flow provided by operating activities during the three months ended March 31, 2023 was $1,304,772, an increase of $1,350,778 from the $46,006 net cash used during the three months ended March 31, 2022. This increase in the cash provided by operating activities was primarily due to the payments made towards the sale of mine property of $3,105,000.

Investing Activities

Investing activities during the three months ended March 31, 2023 used $652, a decrease of $3,331 from the $3,983 used in investing activities during the three months ended March 31, 2022.

Financing Activities

Financing activities during the three months ended March 31, 2023 used cash of $1,279,072, an increase of $1,369,666 from the $90,594 provided in financing activities during the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company received $6,408 in proceeds from notes payable - related parties. The Company made $39,000 in payments on notes payable – related parties and $1,246,480 in payments on convertible notes payable.

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

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist, and the property is a commercially mineable property. Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant, and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

On January 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Justin Wilson for services rendered to the Company.

On January 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Sean Wilson for services rendered to the Company.

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

On February 1, 2023, the Company issued 23,200,857 restricted shares of Common Stock to Debra D’Ambrosio upon the conversion of $81,204 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 485,402,857 restricted shares of Common Stock to Trent D’Ambrosio upon the conversion of $1,794,754 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 17,142,857 restricted shares of Common Stock to Kay Briggs upon the conversion of $60,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 204,285,714 restricted shares of Common Stock to Legends Capital Group upon the conversion of $2,204,695 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 314,571,429 restricted shares of Common Stock to L W Briggs Irrevocable Trust upon the conversion of $3,370,371 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 52,857,143 restricted shares of Common Stock to Claymore Management upon the conversion of $580,768 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 965,137,143 restricted shares of Common Stock to Clavo Rico Inc. upon the conversion of $9,774,869 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 32,928,571 restricted shares of Common Stock to Pine Valley Investments upon the conversion of $115,250 in existing debt owed to the shareholder that has been accrued by the Company.

On February 17, 2023, the Company issued 42,857,143 restricted shares of Common Stock to Whit Cluff for services rendered to the Company.

On February 17, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Rod Sperry for services rendered to the Company.

On February 17, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Brunson Chandler & Jones, PLLC for services rendered to the Company.

On February 17, 2023, the Company issued 14,285,714 restricted shares of Common Stock to Kyle Pickard for services rendered to the Company.

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

INCEPTION MINING INC.

Date: May 22, 2023	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

