Form 10-Q
period 2023-06-30
INCEPTION MINING INC.
filed 2023-08-14
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023 there were 2,481,732,016 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,101	$-
Prepaid expenses and other current assets	734	2,717
Note receivable - current portion	1,200,000	-
Current assets of discontinued operations	-	300,132
Total Current Assets	1,201,835	302,849

Property, plant and equipment, net	3,623	3,983
Note receivable, net of current portion	1,245,000	-
Right of use operating lease asset	16,442	23,106
Other assets	531	531
Other non-current assets of discontinued operations	-	822,934
Total Assets	$2,467,431	$1,153,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,210,793	$5,081,544
Accrued interest - related parties	-	10,907,642
Operating lease liability - current portion	13,850	13,511
Note payable - current portion	75,000	-
Notes payable - related parties	16,800	2,695,964
Convertible notes payable - net of discount	4,121	3,801,698
Derivative liabilities	23,362	3,262,612
Current liabilities of discontinued operations	-	3,305,227
Total Current Liabilities	1,343,926	29,068,198

Long-term note payable	60,000	60,000
Long-term notes payable - related parties, net of current portion	868,618	5,378,980
Operating lease liability, net of current portion	2,592	9,595
Long-term liabilities of discontinued operations	-	767,673
Total Liabilities	2,275,136	35,284,446

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,481,732,016 and 244,634,016 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	24,817	2,446
Additional paid-in capital	26,310,040	8,152,715
Accumulated deficit	(26,142,563)	(41,655,570)
Accumulated other comprehensive loss	-	(618,683)
Total Controlling Interest	192,295	(34,119,091)
Non-Controlling Interest	-	(11,952)
Total Stockholders’ Equity (Deficit)	192,295	(34,131,043)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,467,431	$1,153,403

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Precious Metals Income	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses
General and administrative	192,027	152,227	483,838	376,368
Depreciation and amortization	181	181	360	360
Total Operating Expenses	192,208	152,408	484,198	376,728
Loss from Operations	(192,208)	(152,408)	(484,198)	(376,728)

Other Income/(Expenses)
Gain on forgiveness of PPP loan	-	-	-	31,667
Change in derivative liability	34,048	600,094	3,239,250	645,701
Gain (loss) on extinguishment of debt	421,289	(133,345)	6,318,714	(257,503)
Interest expense	(20,184)	(682,625)	(204,160)	(1,332,686)
Total Other Income/(Expenses)	435,153	(215,876)	9,353,804	(912,821)

Net Income (Loss) from Operations before Income Taxes	242,945	(368,284)	8,869,606	(1,289,549)
Provision for Income Taxes	-	-	-	-
Net Income (Loss) from Continuing Operations	242,945	(368,284)	8,869,606	(1,289,549)
Net Loss from Discontinued Operations	-	(123,645)	(497,581)	(57,213)
Gain on Sale of Mine Property in Discontinued Operations	-	-	7,154,653	-
Provision for Income Taxes on Discontinued Operations	-	(32)	-	(27,414)
Net Income (Loss) from Discontinued Operations	-	(123,677)	6,657,072	(84,627)
Net Income (Loss)	242,945	(491,961)	15,526,678	(1,374,176)
Net Income (Loss) - Non-Controlling Interest	-	297	(13,671)	455
Net Income (Loss) - Controlling Interest	$242,945	$(491,664)	$15,513,007	$(1,373,721)

Net income (loss) per share - Continuing Operations - Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.01)
Net income (loss) per share - Discontinued Operations - Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share - Basic	$0.00	$(0.00)	$0.01	$(0.01)
Net income (loss) per share - Diluted	$(0.00)	$(0.00)	$0.00	$(0.01)
Weighted average number of shares outstanding during the period - Basic	2,481,732,016	200,018,099	2,090,453,443	185,458,156
Weighted average number of shares outstanding during the period - Diluted	2,606,579,705	200,018,099	432,386,445,469	185,458,156

Net Income (Loss)	$242,945	$(491,961)	$15,526,678	$(1,374,176)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	-	(815)	(86,472)	(1,823)
Total Comprehensive Income (Loss)	242,945	(492,776)	15,440,206	(1,375,999)
Total Comprehensive Income (Loss) - Non-Controlling Interest	-	-	-	(160)
Total Comprehensive Income (Loss) - Controlling Interest	$242,945	$(492,776)	$15,440,206	$(1,376,159)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total Stockholders’
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	(Deficit)
Balance, December 31, 2022	51	$1	244,634,016	$2,446	$8,152,715	$(41,655,570)	$(618,683)	$(11,952)	$(34,131,043)
Shares issued for services	-	-	120,000,001	1,200	121,086	-	-	-	122,286
Shares issued with extinguishment of debt	-	-	2,117,097,999	21,171	18,036,239	-	-	-	18,057,410
Effects of sale of mine property	-	-	-	-	-	-	705,155	(1,719)	703,436
Foreign currency translation adjustment	-	-	-	-	-	-	(86,472)	-	(86,472)
Net income for the period	-	-	-	-	-	15,270,062	-	13,671	15,283,733
Balance, March 31, 2023	51	1	2,481,732,016	24,817	26,310,040	(26,385,508)	-	-	(50,650)
Net income for the period	-	-	-	-	-	242,945	-	-	242,945
Balance, June 30, 2023	51	$1	2,481,732,016	$24,817	$26,310,040	$(26,142,563)	$-	$-	$192,295

	Preferred stock		Common stock		Additional		Other	Non-	Total Stockholders’
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	(Deficit)
Balance, December 31, 2021	51	$1	162,421,850	$1,624	$7,881,439	$(37,508,429)	$(639,949)	$(10,244)	$(30,275,558)
Shares issued with note payable	-	-	19,747,727	198	124,101	-	-	-	124,299
Foreign currency translation adjustment	-	-	-	-	-	-	(1,823)	-	(1,823)
Net loss for the period	-	-	-	-	-	(882,057)	-	(158)	(882,215)
Balance, March 31, 2022	51	1	182,169,577	1,822	8,005,540	(38,390,486)	(641,772)	(10,402)	(31,035,297)
Shares issued with note payable	-	-	53,080,768	530	133,195	-	-	-	133,725
Foreign currency translation adjustment	-	-	-	-	-	-	4,461	-	4,461
Net loss for the period	-	-	-	-	-	(491,664)	-	(297)	(491,961)
Balance, June 30, 2022	51	$1	235,250,345	$2,352	$8,138,735	$(38,882,150)	$(637,311)	$(10,699)	$(31,389,072)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities:
Net Income (Loss)	$15,526,678	$(1,374,176)
Net Income (Loss) from discontinued operations	497,581	84,627
Gain on sale of mine property in discontinued operations	(7,154,653)	-
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	360	360
Common stock issued for services	122,286	-
(Gain) loss on extinguishment of debt	(6,318,714)	257,503
Change in derivative liability	(3,239,250)	(645,701)
Gain on forgiveness of PPP loan	-	(31,667)
Amortization of right-of-use asset	6,664	6,538
Amortization of debt discount	31,459	826
Changes in operating assets and liabilities:
Other receivables	3,105,000	-
Prepaid expenses and other current assets	1,984	9,619
Accounts payable and accrued liabilities	(2,899)	636,905
Accounts payable and accrued liabilities - related parties	(1,278,250)	613,981
Net Cash Provided By (Used In) Continuing Operations	1,298,246	(441,185)
Net Cash Provided By (Used In) Discontinued Operations	(466)	87,125
Net Cash Provided By (Used In) Operating Activities	1,297,780	(354,060)

Cash Flows From Investing Activities:
Investing activities of discontinued operations	(652)	(44,167)
Net Cash Used In Investing Activities	(652)	(44,167)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(37,891)
Repayment of notes payable-related parties	(39,000)	(473,900)
Repayment of convertible notes payable	(1,281,340)	-
Proceeds from notes payable-related parties	23,208	888,300
Net Cash Provided By (Used In) Continuing Financing Activities	(1,297,132)	376,509
Effects of exchange rate changes on cash	1,105	(60)
Net Change in Cash	1,101	(21,778)
Cash at Beginning of Period	-	55,273
Cash at End of Period	1,101	33,495
Less Cash of Discontinued Operations at End of Period	0	(16,779)
Cash of Continued Operations at End of Period	$1,101	$16,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$146,248	$158,851
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable acquired for sale of mine property	$5,700,000	$-
Common stock issued for conversion of debt	$-	$258,023
Common stock issued for settlement of notes payable - related parties	$18,057,410	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023

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

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiaries Compañía Minera Cerros del Sur, S.A de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. and holds other mining concessions. Pursuant to the agreement, the Company issued 240,225,901 shares of common stock of Inception and assumed promissory notes in the amount of $5,488,980 and accrued interest of $3,434,426. Under this merger agreement, there was a change in control, and it was treated for accounting purposes as a reverse recapitalization with Clavo Rico, Ltd. being the surviving entity. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation.

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

Since the divestiture of the Clavo Rico Mine, the Company has been operating as a consultant and advisor to the mining industry, including to Mother Lode Mining, the new owner of the Clavo Rico mine. It also has an ongoing financial interest in the Clavo Rico Mine under the LOI, with monthly payments due through February 2025 that are secured by a net smelter royalty.

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of June 30, 2023, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net income of $15,526,678 during the period ended June 30, 2023 and had a working capital deficit of $142,091 as of June 30, 2023. Since the net income was from non-operating sources and the working capital is still a deficit along with other factors, these along with other factors indicate that the Company may be unable to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2023, the results of its consolidated statements of operations and comprehensive loss for the three-month period ended June 30, 2023, its condensed consolidated statement of stockholders’ deficit and its consolidated cash flows for the six-month period ended June 30, 2023. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on June 30, 2023 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	23,362	23,362
Total Liabilities	$-	$-	$23,362	$23,362

The fair value of financial instruments on December 31, 2022 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	3,262,612	3,262,612
Total Liabilities	$-	$-	$3,262,612	$3,262,612

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of June 30, 2023 and December 31, 2022, notes receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,445,000 and $0, respectively, net of reserves of $0 (see Note 4 – Note Receivable).

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 100,000 and 430,305,633,122 common share equivalents have been excluded from the diluted loss per share calculation for the three-month periods ended June 30, 2023 and 2022, respectively, because it would be anti-dilutive. 223,204,762 and 430,305,633,122 common share equivalents have been excluded from the diluted loss per share calculation for the six-month periods ended June 30, 2023 and 2022, respectively, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and six-month periods ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Numerator
Net Income (Loss) - Controlling Interest	$242,945	$(491,664)

Interest Expense	779	-
Gain on Extinguishment of Debt	(421,289)	-
Change in Derivative Liabilities	(34,048)	-
Adjusted Net Loss - Controlling Interest	$(211,613)	$(491,664)

	Shares	Shares
Denominator
Basic Weighted Average Number of Shares Outstanding during Period	2,481,732,016	200,018,099
Dilutive Shares	124,847,689	-
Diluted Weighted Average Number of Shares Outstanding during Period	2,606,579,705	200,018,099

Diluted Net Loss per Share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Numerator
Net Income (Loss) - Controlling Interest	$15,513,007	$(1,373,721)
Interest Expense	71,565	-
Gain on Extinguishment of Debt	(6,318,714)	-
Change in Derivative Liabilities	(3,220,312)	-
Adjusted Net Income (Loss) - Controlling Interest	$6,045,546	$(1,373,721)

	Shares	Shares
Denominator
Basic Weighted Average Number of Shares Outstanding during Period	2,090,453,443	185,458,156
Dilutive Shares	430,295,992,026	-
Diluted Weighted Average Number of Shares Outstanding during Period	432,386,445,469	185,458,156
Diluted Net Loss per Share	$0.00	$(0.01)

Other Comprehensive Income (Loss) – Other Comprehensive income (loss) is made up of the exchange differences arising on translating foreign operations and the net loss for the three and six-month periods ending June 30, 2023 and 2022.

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

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	June 30, 2023	December 31, 2022
Operating leases
Long-term right-of-use assets	$16,442	$23,106

Short-term operating lease liabilities	$13,850	$13,511
Long-term operating lease liabilities	2,592	9,595
Total operating lease liabilities	$16,442	$23,106

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Year Ending	Operating Lease
2023	$7,530
2024	10,504
Total lease payments	18,034
Less: imputed interest/present value discount	(1,592)
Present value of lease liabilities	$16,442

The Company made cash payments of $7,898 and $6,934 for the six months ended June 30, 2023 and 2022, respectively. The Company incurred rent expense of $7,400 and $7,400 for the six months ended June 30, 2023 and 2022, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2023:

Derivative Liabilities
Balance, December 31, 2022	$3,262,612
Transfers in upon initial fair value of derivative liabilities	-
Change in fair value of derivative liabilities and warrant liability	(3,239,250)
Balance, June 30, 2023	$23,362

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

At June 30, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $23,362. The Company recorded a gain from change in fair value of debt derivatives of $3,239,250 for the period ended June 30, 2023. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 309.71%, (3) weighted average risk-free interest rate of 5.50% (4) expected life of 0.30 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Warrant Liabilities – Prior to the periods being reported, the Company issued warrants in conjunction with the issuance of a Crown Bridge Convertible Note. These warrants contained certain reset provisions. The accounting treatment of derivative financial instruments required that the Company record fair value of the derivatives as of the inception date (issuance date) and to fair value as of each subsequent reporting date.

At June 30, 2023, the Company had a warrant liability of $0. The Company recorded a loss from change in fair value of warrant liability of $0 for the period ended June 30, 2023. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 307.65%, (3) weighted average risk-free interest rate of 5.50% (4) expected life of 0.32 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

The following table summarizes the note receivable of the Company as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,445,000	$-
Total Note Receivable	2,445,000	-
Less: Current Maturities	(1,200,000)	-
Total Long-Term Note Receivable	$1,245,000	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(23,372)	(23,012)
Total Property, Plant and Equipment	$3,623	$3,983

During the six months ended June 30, 2023 and 2022, the Company recognized depreciation expense of $360 and $360, respectively.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Accounts Payable	$267,290	$127,612
Accrued Liabilities	256,715	4,221,586
Accrued Salaries and Benefits	686,788	732,346
Total Accrued Liabilities	$1,210,793	$5,081,544

7. Notes Payable

Notes payable were comprised of the following as of June 30, 2023 and December 31, 2022:

Notes Payable	June 30, 2023	December 31, 2022
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	75,000	-
Total Notes Payable	135,000	60,000
Less Short-Term Notes Payable	(75,000)	-
Total Long-Term Notes Payable	$60,000	$60,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of June 30, 2023, the gross balance of the note was $60,000 and accrued interest was $113,089.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. As of June 30, 2023, the gross balance of the note was $75,000.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of June 30, 2023 and December 31, 2022:

Notes Payable - Related Parties	Relationship	June 30, 2023	December 31, 2022
Clavo Rico, Inc.	Affiliate - Controlled by Director	$-	$3,377,980
Claymore Management	Affiliate - Controlled by Director	-	185,000
Cluff-Rich PC 401K	Affiliate - Controlled by Director	51,000	60,000
Debra D’ambrosio	Immediate Family Member	439,418	446,210
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
Legends Capital	Affiliate - Controlled by Director	-	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	-	1,101,000
MDL Ventures	Affiliate - Controlled by Director	-	1,794,754
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
Total Notes Payable - Related Parties		885,418	8,074,944
Less Short-Term Notes Payable - Related Parties		(16,800)	(2,695,964)
Total Long-Term Notes Payable - Related Parties		$868,618	$5,378,980

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 965,137,143 shares of common stock as settlement for the outstanding principal balance of $3,377,980 and accrued interest of $6,396,889. As of June 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Claymore Management – On October 2, 2016, the note was extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on this note. The Company issued 52,857,143 shares of common stock as settlement for the outstanding principal balance of $185,000 and accrued interest of $395,768. As of June 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Cluff-Rich PC 401K – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,142,857 shares of common stock as settlement for the accrued interest of $18,000. During the six months ended June 30, 2023, the Company made a payment of $9,000 towards the principal balance. As of June 30, 2023, the gross balance of the notes was $51,000.

D. D’Ambrosio – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company has issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,200,857 shares of common stock as settlement for the accrued interest of $81,204. During the six months ended June 30, 2023, the Company made a payment of $30,000 towards the principal balance. As of June 30, 2023, the gross balance of the note was $422,618.

D. D’Ambrosio – During April 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $16,800 (the “Note”) that bears a five percent (5.00%) interest rate and matures on August 30, 2023. As of June 30, 2023, the gross balance of the note was $16,800.

Francis E. Rich – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of June 30, 2023, the gross balance of the notes was $100,000.

Legends Capital Group – On October 2, 2016, the notes were extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 204,285,714 shares of common stock as settlement for the outstanding principal balance of $715,000 and accrued interest of $1,489,695. As of June 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

LW Briggs Irrevocable Trust – On October 2, 2016, the notes were extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 314,571,429 shares of common stock as settlement for the outstanding principal balance of $1,101,000 and accrued interest of $2,269,371. As of June 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. During the three months ended March 31, 2023, the Company made cash payments of $140,671 toward accrued interest. On February 1, 2023, the Company negotiated a settlement on this note. The Company issued 485,402,857 shares of common stock as settlement for the outstanding principal balance of $1,794,754 and accrued interest of $0. As of June 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Pine Valley Investments, LLC – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,928,571 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of June 30, 2023, the gross balance of the notes was $295,000.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2023 and December 31, 2022:

Convertible Notes Payable	June 30, 2023	December 31, 2022
1800 Diagonal Lending	$23,240	$104,580
Antczak Polich Law LLC	-	279,123
Antilles Family Office LLC	-	3,073,532
Scotia International	-	395,041
Total Convertible Notes Payable	23,240	3,852,276
Less Unamortized Discount	(19,119)	(50,578)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	4,121	3,801,698
Less Short-Term Convertible Notes Payable	(4,121)	(3,801,698)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On October 18, 2022, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,200 (the “Note”) due on October 18, 2023 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,200). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. On November 30, 2022, the Company paid $13,014 towards the principal balance of $11,620 and $1,394 in accrued interest. During the six months ended June 30, 2023, the Company paid $91,101 towards the principal balance of $81,340 and $9,761 in accrued interest. For the six months ended June 30, 2023, the Company amortized $31,459 of debt discount to current period operations as interest expense. As of June 30, 2023, the gross balance of the note was $23,240 and accrued interest was $2,789.

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the six months ended Jume 30, 2023, the Company recognized a gain on settlement of debt of $314,692. As of June 30, 2023, the gross balance of the note was $75,000 and accrued interest was $0.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. The remaining accrued interest was forgiven. During the six months ended June 30, 2023, the Company recognized a gain on settlement of debt of $14,142. As of June 30, 2023, the gross balance of the note was $0 and accrued interest was $0.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. On January 18, 2023, the Company negotiated a settlement and paid $1,200,000 to Antilles. The remaining balance of $1,873,532 and the accrued interest of $3,695,059 was forgiven. During the six months ended June 30, 2023, the Company recognized a gain on settlement of debt of $5,568,591. As of June 30, 2023, the gross balance of the note was $0 and accrued interest was $0.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. On April 12, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the six months ended June 30, 2023, the Company recognized a gain on settlement of debt of $421,289. During the six months ended June 30, 2023, the Company paid this debt in full. As of June 30, 2023, the gross balance of the note was $0 and accrued interest was $0.

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

Warrants

The following tables summarize the warrant activity during the six months ended June 30, 2023 and the year ended December 31, 2022:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2021	9,550,000	$0.49
Forfeited	(9,350,000)	0.49
Balance at December 31, 2022	200,000	0.75
Forfeited	(100,000)	0.75
Balance at June 30, 2023	100,000	$0.75

2023 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2023	Weighted Average Exercise Price
$0.75	100,000	0.32	$0.75	100,000	$0.75

11. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of June 30, 2023, there is $686,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took two short-term notes payable from Debra D’ambrosio, an immediate family member related party during the six months ended June 30, 2023. The Company received $23,208 in cash from related parties and paid out $39,000 in cash to related parties on notes payable (See Note 9 for more details).

Accounts Payable – Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of June 30, 2023, there is $168,455 in accounts payable and accrued liabilities.

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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$-	$2,576
Accounts receivable	-	10,752
Inventories	-	277,106
Prepaid expenses and other current assets	-	9,698
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$300,132

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Property, plant and equipment, net	$-	$680,643
Other assets	-	142,291
TOTAL NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$822,934

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS:
Accounts payable and accrued liabilities	$-	$2,504,735
Finance lease liabilities - current portion	-	139,029
Note payable	-	272,418
Taxes payable	-	389,045
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$3,305,227

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS:
Finance lease liabilities, net of current portion	$-	$23,851
Mine reclamation obligation	-	743,822
TOTAL NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$767,673

 In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the three and six months ended June 30, 2023 and 2022 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, and consist of the following.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Precious Metals Income	$-	$470,198	$-	$1,365,387
Cost of goods sold	-	510,680	315,152	1,239,578
Gross profit (loss)	-	(40,482)	(315,152)	125,809

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	83,933	181,519	188,396
Depreciation and amortization	-	1,012	212	2,293
	-	84,945	181,731	190,689
OPERATING LOSS OF DISCONTINUED OPERATIONS	-	(125,427)	(496,883)	(64,880)

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	-	(1,782)	-	(7,667)
Interest expense	-	-	698	-
	-	(1,782)	698	(7,667)

LOSS BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(123,645)	(497,581)	(57,213)
Provision for income taxes of discontinued operations	-	(32)	-	(27,414)
NET LOSS OF DISCONTINUED OPERATIONS	$-	$(123,677)	$(497,581)	$(84,627)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the six months ended June 30, 2023 and 2022 have been reflected as discontinued operations in the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and consist of the following.

	Six Months Ended
	June 30, 2023	June 30, 2022
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(497,581)	$(84,627)
Depreciation expense	4,259	22,017
Changes in operating assets and liabilities:
Trade receivables	91	(9,830)
Inventories	(12,981)	(67,313)
Prepaid expenses and other current assets	(34,670)	(38,024)
Accounts payable and accrued liabilities	(294,243)	271,440
Accounts payable and accrued liabilities - related parties	834,659	(6,538)
Net cash provided by (used in) operating activities of discontinued operations	$(466)	$87,125

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$(652)	$(44,167)
Net cash used in investing activities of discontinued operations	$(652)	$(44,167)

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2023, the results of its consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2023 and 2022, and its consolidated cash flows for the six-month periods ended June 30, 2023 and 2022. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

The Company will receive $2,445,000 in cash payments through January 2025, with such payments secured by a ten percent net smelter royalty on the Clavo Rico Mine’s production.

The Company will also receive a carried forward net profits interest royalty of five percent of the Clavo Rico mine production until payment to the Company reaches $1,000,000, subject to reduction for certain limited Clavo Rico mine expenses.

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

We had net income of $242,945 for the three-month period ended June 30, 2023, and a net loss of $491,961 for the three-month period ended June 30, 2022. This change in our results over the two periods is primarily the result of the change in derivative liabilities of ($566,046), the change in gain on extinguishment of debt of $554,634 and change in interest expense of $662,441. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase/
	2023	2022	(Decrease)
General and Administrative	$192,027	$152,227	$39,800
Depreciation and Amortization Expenses	181	181	-
Total Operating Expenses	192,208	152,408	39,800
Loss from Operations	(192,208)	(152,408)	39,800
Change in Derivative Liabilities	34,048	600,094	(566,046)
Gain (Loss) on Extinguishment of Debt	421,289	(133,345)	554,634
Interest Expense	(20,184)	(682,625)	662,441
Income (Loss) from Operations Before Taxes	242,945	(368,284)	611,229
Provision for Income Taxes	-	-	-
Net Income (Loss) from Continued Operations	242,945	(368,284)	611,229
Net Loss from Discontinued Operations	-	(123,645)	123,645
Provision for Income Taxes on Discontinued Operations	-	(32)	32
Net Loss from Discontinued Operations	-	(123,677)	123,677
Net Income (Loss)	$242,945	$(491,961)	$734,906

Operating Expenses

Operating expenses for the three months ended June 30, 2023, and 2022 were $192,208 and $152,408, respectively. The increase in operating expenses for 2023 compared to 2022 were comprised primarily of consulting expenses.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2023, and 2022 were $435,153 and ($215,876), respectively. The change in other income (expenses) of $651,029 was made up of the change in derivative liabilities of ($566,046), the change in gain on settlement of debt of $554,634 and change in interest expense of $662,441.

Net Income (Loss)

Net income for the three months ended June 30, 2023, was $242,945 while the net loss for the three months ended June 30, 2022 was $491,961.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

We had net income of $15,526,678 for the six-month period ended June 30, 2023, and a net loss of $1,374,176 for the six-month period ended June 30, 2022. This change in our results over the two periods is primarily the result of the change in derivative liabilities of $2,593,549, the gain on sale of mine property of $7,154,653, the change in gain on extinguishment of debt of $6,576,217 and the change in interest expense of $1,128,526. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase/
	2023	2022	(Decrease)
General and Administrative	$483,838	$376,368	$107,470
Depreciation and Amortization Expenses	360	360	-
Total Operating Expenses	484,198	376,728	107,470
Loss from Operations	(484,198)	(376,728)	107,470
Gain on Forgiveness of PPP loan	-	31,667	(31,667)
Change in Derivative Liabilities	3,239,250	645,701	2,593,549
Gain (Loss) on Extinguishment of Debt	6,318,714	(257,503)	6,576,217
Interest Expense	(204,160)	(1,332,686)	1,128,526
Income (Loss) from Operations Before Taxes	8,869,606	(1,289,549)	10,159,155
Provision for Income Taxes	-	-	-
Net Income (Loss) from Continued Operations	8,869,606	(1,289,549)	10,159,155
Net Loss from Discontinued Operations	(497,581)	(57,213)	(440,368)
Gain on Sale of Mine Property	7,154,653	-	7,154,653
Provision for Income Taxes on Discontinued Operations	-	(27,414)	(27,414)
Net Income (Loss) from Discontinued Operations	6,657,072	(84,627)	6,741,699
Net Income (Loss)	$15,526,678	$(1,374,176)	$16,900,854

Operating Expenses

Operating expenses for the six months ended June 30, 2023, and 2022 were $484,198 and $376,728, respectively. The increase in operating expenses for 2023 compared to 2022 were comprised primarily of consulting expenses.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2023, and 2022 were $9,353,804 and ($912,821), respectively. The change in other income (expenses) of $10,266,625 was made up of a gain on forgiveness of PPP loan of ($31,667), change in derivative liabilities of $2,593,549, change in gain on settlement of debt of $6,576,217 and change in interest expense of $1,128,526.

Net Income (Loss)

Net income for the six months ended June 30, 2023, was $15,526,678 while the net loss for the six months ended June 30, 2022 was $1,374,176.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2023, reflects assets of $2,467,431. We had cash in the amount of $1,101 and working capital deficit in the amount of $142,091 as of June 30, 2023. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2023	December 31, 2022
Current assets	$1,201,835	$302,849
Current liabilities	1,343,926	29,068,198
Working capital deficit	$(142,091)	$(28,765,349)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $26,142,563. In addition, there is a working capital deficit of $142,091 as of June 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six Months Ended June 30,
	2023	2022
Net Cash Provided by (Used in) Operating Activities	$1,297,780	$(354,060)
Net Cash Provided by (Used in) Investing Activities	(652)	(44,167)
Net Cash Provided by (Used in) Financing Activities	(1,297,132)	376,509
Effects of Exchange Rate Changes on Cash	1,105	(60)
Net Increase (Decrease) in Cash	$1,101	$(21,778)

Operating Activities

Net cash flow provided by operating activities during the six months ended June 30, 2023 was $1,297,780, an increase of $1,651,840 from the $354,060 net cash used during the six months ended June 30, 2022. This increase in the cash provided by operating activities was primarily due to the payments made towards the sale of mine property of $3,255,000.

Investing Activities

Investing activities during the six months ended June 30, 2023 used $652, a decrease of $43,515 from the $44,167 used in investing activities during the six months ended June 30, 2022.

Financing Activities

Financing activities during the six months ended June 30, 2023 used cash of $1,279,132, an increase of $1,673,641 from the $376,509 provided in financing activities during the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company received $23,208 in proceeds from notes payable - related parties. The Company made $39,000 in payments on notes payable – related parties and $1,281,340 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.2	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.3	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.5	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.7	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.8	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

10.1	Asset Purchase Agreement dated February 25, 2013, by and between Gold American, its majority shareholder Brett Bertolami, and its wholly-owned subsidiary, Inception Development Inc. on one hand, and Inception Resources, LLC on the other hand (6)

10.2	Employment Agreement by and between the Company and Michael Ahlin dated February 25, 2013 (6)

10.3	Employment Agreement by and between the Company and Whit Cluff dated February 25, 2013 (6)

10.4	Employment Agreement by and between the Company and Brian Brewer dated February 25, 2013 (6)

10.5	Employment Agreement with Michael Ahlin dated August 1, 2015 (11)

10.6	Consulting Agreement by and between the Company and Michael Ahlin dated January 1, 2017 (13)

10.8	Debt Exchange Agreement by and between Gold American Mining Corp. and Brett Bertolami dated February 25, 2013 (6)

10.9	Agreement by and between Crawford Cattle Company LLC, as seller, and, Inception Mining Inc., as Buyer dated as of August 30, 2013 (7)

10.10	Agreement and Plan of Merger dated August 4, 2015 (11)

10.11	Addendum to Agreement and Plan of Merger (11)

10.13	Joint Venture Agreement with Corpus Mining and Exploration, LTD dated as of October 1, 2017. (15)

10.14	Employment Agreement with Trent D’Ambrosio (16)

10.15	Note Purchase Agreement (16)

10.16	Senior Secured Redeemable Convertible Note (16)

10.17	Warrant (16)

10.18	Settlement Agreement with Antilles Family Office, LLC dated January 18, 2023 (17)

10.19	Letter of Intent with Mother Lode Mining, Inc. effective as of January 24, 2023 (18)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from Form 8-K filed with the SEC on August 5, 2013.

(6)	Incorporated by reference from Form 8-K filed with the SEC on March 1, 2013.

(7)	Incorporated by reference from Form 8-K filed with the SEC on September 6, 2013.

(8)	Incorporated by reference from Form 10-Q filed with the SEC on June 20, 2014.

(9)	Incorporated by reference from Form 8-K filed with the SEC on March 12, 2014.

(10)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2014.

(11)	Incorporated by reference from Form 8-K filed with the SEC on October 7, 2015.

(12)	Incorporated by reference from the Form 10-K filed with the SEC on May 3, 2016.

(13)	Incorporated by reference from the Form 10-K filed with the SEC on April 17, 2017.

(14)	Incorporated by reference from the Form 10-Q filed with the SEC on May 16, 2017.

(15)	Incorporated by reference from the Form 8-K filed with the SEC on October 19, 2017.

(16)	Incorporated by reference from the Form S-1 filed with the SEC on June 2, 2019.

(17)	Incorporated by reference from the Form 8-K filed with the SEC on January 25, 2023.

(18)	Incorporated by reference from the Form 8-K filed with the SEC on February 8, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCEPTION MINING INC.

Date: August 14, 2023	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

