Form 10-Q
period 2023-09-30
INCEPTION MINING INC.
filed 2023-11-14
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023 there were 2,638,874,873 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine months Ended September 30, 2023, and 2022 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine months Ended September 30, 2023, and 2022 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2023, and 2022 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Protocols	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signature Page		33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,625	$-
Prepaid expenses and other current assets	-	2,717
Note receivable - current portion	1,345,000	-
Current assets of discontinued operations	-	300,132
Total Current Assets	1,385,625	302,849

Property, plant and equipment, net	3,440	3,983
Note receivable, net of current portion	920,000	-
Right of use operating lease asset	13,019	23,106
Other assets	531	531
Other non-current assets of discontinued operations	-	822,934
Total Assets	$2,322,615	$1,153,403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,333,168	$5,081,544
Accrued interest - related parties	-	10,907,642
Operating lease liability - current portion	13,019	13,511
Note payable - current portion	75,000	-
Notes payable - related parties	18,370	2,695,964
Convertible notes payable - net of discount	7,574	3,801,698
Derivative liabilities	131,487	3,262,612
Current liabilities of discontinued operations	-	3,305,227
Total Current Liabilities	1,578,618	29,068,198

Long-term note payable	60,000	60,000
Long-term notes payable - related parties, net of current portion	868,618	5,378,980
Operating lease liability, net of current portion	-	9,595
Long-term liabilities of discontinued operations	-	767,673
Total Liabilities	2,507,236	35,284,446

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,638,874,873 and 244,634,016 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	26,389	2,446
Additional paid-in capital	26,465,611	8,152,715
Accumulated deficit	(26,676,622)	(41,655,570)
Accumulated other comprehensive loss	-	(618,683)
Total Controlling Interest	(184,621)	(34,119,091)
Non-Controlling Interest	-	(11,952)
Total Stockholders' Deficit	(184,621)	(34,131,043)
Total Liabilities and Stockholders' Deficit	$2,322,615	$1,153,403

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating Expenses
General and administrative	$479,855	$158,882	$963,693	$535,250
Depreciation and amortization	182	182	542	542
Total Operating Expenses	480,037	159,064	964,235	535,792
Loss from Operations	(480,037)	(159,064)	(964,235)	(535,792)

Other Income/(Expenses)
Gain on forgiveness of PPP loan	-	-	-	31,667
Change in derivative liability	264,204	35,856	3,503,454	681,557
Loss on extinguishment of debt	388	(14,008)	6,319,102	(271,511)
Interest expense	(318,614)	(752,419)	(522,774)	(2,085,105)
Total Other Income/(Expenses)	(54,022)	(730,571)	9,299,782	(1,643,392)

Net Income (Loss) from Operations before Income Taxes	(534,059)	(889,635)	8,335,547	(2,179,184)
Provision for Income Taxes	-	-	-	-
Net Income (Loss) from Continuing Operations	(534,059)	(889,635)	8,335,547	(2,179,184)
Net Income (Loss) from Discontinued Operations	-	(249,444)	(497,581)	(306,657)
Gain on Sale of Mine Property in Discontinued Operations	-	-	7,154,653	-
Provision for Income Taxes on Discontinued Operations	-	(54,723)	-	(82,137)
Net Income (Loss) from Discontinued Operations	-	(304,167)	6,657,072	(388,794)
Net Income (Loss)	(534,059)	(1,193,802)	14,992,619	(2,567,978)
Net Income (Loss) - Non-Controlling Interest	-	404	(13,671)	859
Net Income (Loss) - Controlling Interest	$(534,059)	$(1,193,398)	$14,978,948	$(2,567,119)

Net income (loss) per share - Continuing Operations - Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.01)
Net income (loss) per share - Discontinued Operations - Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share - Basic	$(0.00)	$(0.00)	$0.01	$0.01
Net income (loss) per share - Diluted	$(0.00)	$(0.00)	$0.00	$(0.01)
Weighted average number of shares outstanding during the period - Basic	2,495,396,612	243,818,045	2,226,917,808	205,125,225
Weighted average number of shares outstanding during the period - Diluted	2,495,396,612	243,818,045	432,522,909,834	205,125,225

Net Income (Loss)	$(534,059)	$(1,193,802)	$14,992,619	$(2,567,978)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	-	(22,462)	(86,472)	(25,100)
Total Comprehensive Income (Loss)	(534,059)	(1,216,264)	14,906,147	(2,593,078)
Total Comprehensive Income (Loss) - Non-Controlling Interest	-	(619)	-	(779)
Total Comprehensive Income (Loss) - Controlling Interest	$(534,059)	$(1,216,883)	$14,906,147	$(2,593,857)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2022	51	1	244,634,016	2,446	8,152,715	(41,655,570)	(618,683)	(11,952)	(34,131,043)
Shares issued for services	-	-	120,000,001	1,200	121,086	-	-	-	122,286
Shares issued with extinguishment of debt	-	-	2,117,097,999	21,171	18,036,239	-	-	-	18,057,410
Effects of sale of mine property	-	-	-	-	-	-	705,155	(1,719)	703,436
Foreign currency translation adjustment	-	-	-	-	-	-	(86,472)	-	(86,472)
Net income for the period	-	-	-	-	-	15,270,062	-	13,671	15,283,733
Balance, March 31, 2023	51	1	2,481,732,016	24,817	26,310,040	(26,385,508)	-	-	(50,650)
Net income for the period	-	-	-	-	-	242,945	-	-	242,945
Balance, June 30, 2023	51	1	2,481,732,016	24,817	26,310,040	(26,142,563)	-	-	192,295
Shares issued for services	-	-	157,142,857	1,572	155,571	-	-	-	157,143
Net loss for the period	-	-	-	-	-	(534,059)	-	-	(534,059)
Balance, September 30, 2023	51	1	2,638,874,873	26,389	26,465,611	(26,676,622)	-	-	(184,621)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2021	51	1	162,421,850	1,624	7,881,439	(37,508,429)	(639,949)	(10,244)	(30,275,558)
Shares issued with note payable	-	-	19,747,727	198	124,101	-	-	-	124,299
Foreign currency translation adjustment	-	-	-	-	-	-	(1,823)	-	(1,823)
Net loss for the period	-	-	-	-	-	(882,057)	-	(158)	(882,215)
Balance, March 31, 2022	51	1	182,169,577	1,822	8,005,540	(38,390,486)	(641,772)	(10,402)	(31,035,297)
Shares issued with note payable	-	-	53,080,768	530	133,195	-	-	-	133,725
Foreign currency translation adjustment	-	-	-	-	-	-	4,461	-	4,461
Net loss for the period	-	-	-	-	-	(491,664)	-	(297)	(491,961)
Balance, June 30, 2022	51	1	235,250,345	2,352	8,138,735	(38,882,150)	(637,311)	(10,699)	(31,389,072)
Shares issued with note payable	-	-	9,383,671	94	13,980	-	-	-	14,074
Foreign currency translation adjustment	-	-	-	-	-	-	22,462	-	22,462
Net loss for the period	-	-	-	-	-	(1,193,398)	-	(404)	(1,193,802)
Balance, September 30, 2022	51	1	244,634,016	2,446	8,152,715	(40,075,548)	(614,849)	(11,103)	(32,546,338)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities:
Net Income (Loss)	$14,992,619	$(2,567,978)
Net Loss from discontinued operations	497,581	388,794
Gain on sale of mine property in discontinued operations	(7,154,653)	-
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	542	542
Common stock issued for services	279,429	-
(Gain) Loss on extinguishment of debt	(6,319,102)	271,511
Change in derivative liability	(3,503,454)	(681,557)
Gain on forgiveness of PPP loan	-	(31,667)
Amortization of right-of-use asset	10,088	-
Amortization of debt discount	330,481	826
Changes in operating assets and liabilities:
Other receivables	3,435,000	-
Prepaid expenses and other current assets	2,717	6,623
Accounts payable and accrued liabilities	(33,558)	1,106,032
Accounts payable and accrued liabilities - related parties	(1,278,250)	464,901
Net Cash Provided By (Used In) Continuing Operations	1,259,440	(1,041,973)
Net Cash Provided By (Used In) Discontinued Operations	(466)	677,360
Net Cash Provided By (Used In) Operating Activities	1,258,974	(364,613)

Cash Flows From Investing Activities:
Investing activities of discontinued operations	(652)	(49,777)
Net Cash Used In Investing Activities	(652)	(49,777)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(37,891)
Repayment of notes payable-related parties	(39,000)	(473,900)
Repayment of convertible notes payable	(1,304,580)	-
Proceeds from notes payable-related parties	24,778	950,445
Proceeds from convertible notes payable	100,000	-
Financing activities of discontinued operations	-	(76,943)
Net Cash Provided By (Used In) Continuing Financing Activities	(1,218,802)	361,711
Effects of exchange rate changes on cash	1,105	(106)
Net Change in Cash	40,625	(52,785)
Cash at Beginning of Period	-	55,273
Cash at End of Period	40,625	2,488
Less Cash of Discontinued Operations at End of Period	-	(2,475)
Cash of Continued Operations at End of Period	$40,625	$13

Supplemental disclosure of cash flow information:
Cash paid for interest	$146,248	$170,119
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable acquired for sale of mine property	$5,700,000	$-
Common stock issued for conversion of debt	$-	$272,099
Common stock issued for settlement of notes payable - related parties	$18,057,410	$-
Recognition of debt discounts on convertible note payable	$380,879	$-
Finance leases to acquire equipment	$-	$243,487

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of September 30, 2023, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net income of $14,992,619 during the nine-month period ended September 30, 2023 and had a working capital deficit of $192,993 as of September 30, 2023. Since the net income was from non-operating sources and the working capital is still a deficit along with other factors, these along with other factors indicate that the Company has substantial doubt of being able to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2023, the results of its consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2023, its condensed consolidated statement of stockholders’ deficit and its consolidated cash flows for the nine-month period ended September 30, 2023. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2023 and December 31, 2022, the Company had $40,625 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on September 30, 2023 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	131,487	131,487
Total Liabilities	$-	$-	$131,487	$131,487

The fair value of financial instruments on December 31, 2022 are summarized below:

	Level 1	Level 2	Level 3	Total
Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	3,262,612	3,262,612
Total Liabilities	$-	$-	$3,262,612	$3,262,612

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of September 30, 2023 and December 31, 2022, notes receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,265,000 and $0, respectively, net of reserves of $0 (see Note 4 – Note Receivable).

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 278,699,849 and 430,296,172,574 common share equivalents have been excluded from the diluted loss per share calculation for the three-month periods ended September 30, 2023 and 2022, respectively, because it would be anti-dilutive. 458,422,944 and 430,296,172,574 common share equivalents have been excluded from the diluted loss per share calculation for the nine-month periods ended September 30, 2023 and 2022, respectively, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and six-month periods ended September 30, 2023 and 2022:

	For the Three Months Ended
Numerator	September 30, 2023	September 30, 2022
Net Income (Loss) - Controlling Interest	$(534,059)	$(1,193,398)
Interest Expense	-	-
Gain on Extinguishment of Debt	-	-
Change in Derivative Liabilities	-	-
Adjusted Net Loss - Controlling Interest	$(534,059)	$(1,193,398)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,495,396,612	243,818,045
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	2,495,396,612	243,818,045

Diluted Net Loss per Share	$(0.00)	$(0.00)

	For the Nine Months Ended
Numerator	September 30, 2023	September 30, 2022
Net Income (Loss) - Controlling Interest	$14,978,948	$(2,567,119)
Interest Expense	72,790	-
Gain on Extinguishment of Debt	(6,319,102)	-
Change in Derivative Liabilities	(3,220,312)	-
Adjusted Net Loss - Controlling Interest	$5,512,324	$(2,567,119)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,226,917,808	205,125,225
Dilutive Shares	430,295,992,026	-
Diluted Weighted Average Number of Shares Outstanding during Period	432,522,909,834	205,125,225

Diluted Net Loss per Share	$0.00	$(0.01)

Other Comprehensive Income (Loss) – Other Comprehensive income (loss) is made up of the exchange differences arising on translating foreign operations and the net loss for the three and nine-month periods ending September 30, 2023 and 2022.

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

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	September 30, 2023	December 31, 2022
Operating leases
Long-term right-of-use assets	$13,019	$23,106

Short-term operating lease liabilities	$13,019	$13,511
Long-term operating lease liabilities	-	9,595
Total operating lease liabilities	$13,019	$23,106

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Year Ending	Operating Lease
2023	$4,107
2024	11,075
Total lease payments	15,182
Less: imputed interest/present value discount	(2,163)
Present value of lease liabilities	$13,019

The Company made cash payments of $12,732 and $10,969 for the nine months ended September 30, 2023 and 2022, respectively. The Company incurred rent expense of $11,111 and $10,786 for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2023:

Derivative Liabilities
Balance, December 31, 2022	$3,262,612
Transfers in upon initial fair value of derivative liabilities	372,329
Change in fair value of derivative liabilities and warrant liability	(3,503,454)
Balance, September 30, 2023	$131,487

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

At September 30, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $131,487. The Company recorded a gain from change in fair value of debt derivatives of $3,503,454 for the period ended September 30, 2023. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 298.43%, (3) weighted average risk-free interest rate of 5.53% (4) expected life of 0.71 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

At September 30, 2023, the Company had a warrant liability of $0. The Company recorded a loss from change in fair value of warrant liability of $0 for the period ended September 30, 2023. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 390.49%, (3) weighted average risk-free interest rate of 5.61% (4) expected life of 0.07 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

In addition to the amounts already delivered under the LOI, an additional amount of $2,620,000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment.The Company has received several payments leaving an outstanding balance of $2,265,000 as of September 30,2023. MLM paid an additional $80,000 in initial payments than the agreement called for. Based on this additional funds, MLM has paid less than the scheduled payments to make up the cash outflow to them. However, MLM is currently $40,000 behind on payments. The Company has contacted MLM and they have agreed to get current with payments during the next couple months. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions.

The following table summarizes the note receivable of the Company as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,265,000	$-
Total Note Receivable	2,265,000	-
Less: Current Maturities	(1,320,000)	-
Total Long-Term Note Receivable	$945,000	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(23,555)	(23,012)
Total Property, Plant and Equipment	$3,440	$3,983

During the nine months ended September 30, 2023 and 2022, the Company recognized depreciation expense of $542 and $542, respectively.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Accounts Payable	$407,331	$127,612
Accrued Liabilities	214,050	4,221,586
Accrued Salaries and Benefits	711,787	732,346
Total Accrued Liabilities	$1,333,168	$5,081,544

7. Notes Payable

Notes payable were comprised of the following as of September 30, 2023 and December 31, 2022:

Notes Payable	September 30, 2023	December 31, 2022
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	75,000	-
Total Notes Payable	135,000	60,000
Less Short-Term Notes Payable	(75,000)	-
Total Long-Term Notes Payable	$60,000	$60,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of September 30, 2023, the gross balance of the note was $60,000 and accrued interest was $113,089.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. As of September 30, 2023, the gross balance of the note was $75,000.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of September 30, 2023 and December 31, 2022:

Notes Payable - Related Parties	Relationship	September 30, 2023	December 31, 2022
Clavo Rico, Inc.	Affiliate - Controlled by Director	$-	$3,377,980
Claymore Management	Affiliate - Controlled by Director	-	185,000
Cluff-Rich PC 401K	Affiliate - Controlled by Director	51,000	60,000
Debra D’ambrosio	Immediate Family Member	440,988	446,210
Francis E. Rich IRA	Immediate Family Member	100,000	100,000
Legends Capital	Affiliate - Controlled by Director	-	715,000
LWB Irrev Trust	Affiliate - Controlled by Director	-	1,101,000
MDL Ventures	Affiliate - Controlled by Director	-	1,794,754
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
Total Notes Payable - Related Parties		886,988	8,074,944
Less Short-Term Notes Payable - Related Parties		(18,370)	(2,695,964)
Total Long-Term Notes Payable - Related Parties		$868,618	$5,378,980

Clavo Rico, Incorporated – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 965,137,143 shares of common stock as settlement for the outstanding principal balance of $3,377,980 and accrued interest of $6,396,889. As of September 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Claymore Management – On October 2, 2016, the note was extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on this note. The Company issued 52,857,143 shares of common stock as settlement for the outstanding principal balance of $185,000 and accrued interest of $395,768. As of September 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Cluff-Rich PC 401K – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,142,857 shares of common stock as settlement for the accrued interest of $18,000. During the nine months ended September 30, 2023, the Company made a payment of $9,000 towards the principal balance. As of September 30, 2023, the gross balance of the notes was $51,000.

D. D’Ambrosio – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company has issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,200,857 shares of common stock as settlement for the accrued interest of $81,204. During the nine months ended September 30, 2023, the Company made a payment of $30,000 towards the principal balance. As of September 30, 2023, the gross balance of the note was $422,618.

D. D’Ambrosio – During April 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $18,370 (the “Note”) that bears a five percent (5.00%) interest rate and matures on August 30, 2023. As of September 30, 2023, the gross balance of the note was $18,370.

Francis E. Rich – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of September 30, 2023, the gross balance of the notes was $100,000.

Legends Capital Group – On October 2, 2016, the notes were extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 204,285,714 shares of common stock as settlement for the outstanding principal balance of $715,000 and accrued interest of $1,489,695. As of September 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

LW Briggs Irrevocable Trust – On October 2, 2016, the notes were extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 314,571,429 shares of common stock as settlement for the outstanding principal balance of $1,101,000 and accrued interest of $2,269,371. As of September 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

MDL Ventures – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. During the three months ended March 31, 2023, the Company made cash payments of $140,671 toward accrued interest. On February 1, 2023, the Company negotiated a settlement on this note. The Company issued 485,402,857 shares of common stock as settlement for the outstanding principal balance of $1,794,754 and accrued interest of $0. As of September 30, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Pine Valley Investments, LLC – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,928,571 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of September 30, 2023, the gross balance of the notes was $295,000.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2023 and December 31, 2022:

Convertible Notes Payable	September 30, 2023	December 31, 2022
1800 Diagonal Lending	$116,550	$104,580
Antczak Polich Law LLC	-	279,123
Antilles Family Office LLC	-	3,073,532
Scotia International	-	395,041
Total Convertible Notes Payable	116,550	3,852,276
Less Unamortized Discount	(108,976)	(50,578)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	7,574	3,801,698
Less Short-Term Convertible Notes Payable	(7,574)	(3,801,698)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On October 18, 2022, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,200 (the “Note”) due on October 18, 2023 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,200). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. On November 30, 2022, the Company paid $13,014 towards the principal balance of $11,620 and $1,394 in accrued interest. During the nine months ended September 30, 2023, the Company paid $117,130 towards the principal balance of $104,580 and $12,550 in accrued interest. For the nine months ended September 30, 2023, the Company amortized $50,578 of debt discount to current period operations as interest expense. As of September 30, 2023, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC – On September 12, 2023, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on June 15, 2024 and bears 11% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. For the nine months ended September 30, 2023, the Company amortized $7,574 of debt discount to current period operations as interest expense. As of September 30, 2023, the gross balance of the note was $116,550 and accrued interest was $12,820.

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the nine months ended Jume 30, 2023, the Company recognized a gain on settlement of debt of $314,692. As of September 30, 2023, the gross balance of the note was $75,000 and accrued interest was $0.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. The remaining accrued interest was forgiven. During the nine months ended September 30, 2023, the Company recognized a gain on settlement of debt of $14,142. As of September 30, 2023, the gross balance of the note was $0 and accrued interest was $0.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. On January 18, 2023, the Company negotiated a settlement and paid $1,200,000 to Antilles. The remaining balance of $1,873,532 and the accrued interest of $3,695,059 was forgiven. During the nine months ended September 30, 2023, the Company recognized a gain on settlement of debt of $5,568,591. As of September 30, 2023, the gross balance of the note was $0 and accrued interest was $0.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. On April 12, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the nine months ended September 30, 2023, the Company recognized a gain on settlement of debt of $421,289. During the nine months ended September 30, 2023, the Company paid this debt in full. As of September 30, 2023, the gross balance of the note was $0 and accrued interest was $0.

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

On September 22, 2023, the Company issued 157,142,857 restricted shares of Common Stock to William McCluskey for services rendered to the Company in accordance to a consulting agreement. These shares were valued at $0.001 per share and the Company recognized an expense for stock based compensation of $157,143.

Warrants

The following tables summarize the warrant activity during the nine months ended September 30, 2023 and the year ended December 31, 2022:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2021	9,550,000	$0.49
Forfeited	(9,350,000)	0.49
Balance at December 31, 2022	200,000	0.75
Forfeited	(100,000)	0.75
Balance at September 30, 2023	100,000	$0.75

2023 Outstanding Warrants				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2023	Weighted Average Exercise Price
$0.75	100,000	0.07	$0.75	100,000	$0.75

11. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of September 30, 2023, there is $686,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took two short-term notes payable from Debra D’ambrosio, an immediate family member related party during the nine months ended September 30, 2023. The Company received $26,028 in cash from related parties and paid out $39,000 in cash to related parties on notes payable (See Note 9 for more details).

Accounts Payable – Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of September 30, 2023, there is $141,019 in accounts payable and accrued liabilities.

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

On December 20, 2022, the company received a notice of demand from Servicio de Administracion de Rentas (“SAR”). SAR is the institution responsible for the collection of internal taxes. The notice was for Tax Obligations due in the amount of 9,245,637.70 Lps ($385,234.90). The tax obligations were due and payable immediately.

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before February 28, 2025. This amount is currently reported in accounts payable at September 30, 2023.

13. Discontinued Operations

During the year ended December 31, 2022, the Company decided to discontinue all of its operating activities. Based on that decision, the Company’s board of directors committed to a plan to sell the CMCS entity operating the mine in Honduras.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$-	$2,576
Accounts receivable	-	10,752
Inventories	-	277,106
Prepaid expenses and other current assets	-	9,698
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$300,132

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Property, plant and equipment, net	$-	$680,643
Other assets	-	142,291
TOTAL NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$822,934

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS:
Accounts payable and accrued liabilities	$-	$2,504,735
Finance lease liabilities - current portion	-	139,029
Note payable	-	272,418
Taxes payable	-	389,045
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$3,305,227

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS:
Finance lease liabilities, net of current portion	$-	$23,851
Mine reclamation obligation	-	743,822
TOTAL NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$767,673

 In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the three and nine months ended September 30, 2023 and 2022 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, and consist of the following.

	Three Months Ended		Nine months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Precious Metals Income	$-	$-	$-	$1,365,387
Cost of goods sold	-	173,917	315,152	1,413,495
Gross profit (loss)	-	(173,917)	(315,152)	(48,108)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	67,552	181,519	255,948
Depreciation and amortization	-	934	212	3,227
	-	68,486	181,731	259,175
OPERATING LOSS OF DISCONTINUED OPERATIONS	-	(242,403)	(496,883)	(307,283)

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	-	(662)	-	(8,329)
Interest expense	-	7,703	698	7,703
	-	7,081	698	(626)

LOSS BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(249,444)	(497,581)	(306,657)
Provision for income taxes of discontinued operations	-	(54,723)	-	(82,137)
NET LOSS OF DISCONTINUED OPERATIONS	$-	$(304,167)	$(497,581)	$(388,794)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the nine months ended September 30, 2023 and 2022 have been reflected as discontinued operations in the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and consist of the following.

	Nine Months Ended
	September 30, 2023	December 31, 2022
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(497,581)	$(388,794)
Depreciation expense	4,259	45,902
Changes in operating assets and liabilities:
Trade receivables	91	(8,223)
Inventories	(12,981)	(285,978)
Prepaid expenses and other current assets	(34,670)	(58,433)
Accounts payable and accrued liabilities	(294,243)	772,905
Accounts payable and accrued liabilities - related parties	834,659	599,981
Net cash provided by operating activities of discontinued operations	$(466)	$677,360

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$(652)	$(49,777)
Net cash provided by (used in) investing activities of discontinued operations	$(652)	$(44,167)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Payments on finance leases	$-	$(76,943)
Net cash used in financing activities of discontinued operations	$-	$(76,943)

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2023, the results of its consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2023 and 2022, and its consolidated cash flows for the nine-month periods ended September 30, 2023 and 2022. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

We had net loss of $534,059 for the three-month period ended September 30, 2023, and a net loss of $1,193,802 for the three-month period ended September 30, 2022. This change in our results over the two periods is primarily the result of the change in derivative liabilities of $228,348, the change in gain on extinguishment of debt of $14,396 and change in interest expense of $433,805. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase/
	2023	2022	(Decrease)
General and Administrative	$479,855	$158,882	$320,973
Depreciation and Amortization Expenses	182	182	-
Total Operating Expenses	480,037	159,064	320,973
Income (Loss) from Operations	(480,037)	(159,064)	(320,973)
Change in Derivative Liabilities	264,204	35,856	228,348
Gain (Loss) on Extinguishment of Debt	388	(14,008)	14,396
Interest Expense	(318,614)	(752,419)	(433,805)
Income (Loss) from Operations Before Taxes	(534,059)	(889,635)	355,576
Net Income (Loss) from Continued Operations	(534,059)	(889,635)	355,576
Net Income (Loss) from Discontinued Operations	-	(249,444)	249,444
Provision for Income Taxes on Discontinued Operations	-	(54,723)	54,723
Net Income (Loss) from Discontinued Operations	-	(304,167)	304,167
Net Income (Loss)	$(534,059)	$(1,193,802)	$659,743

Operating Expenses

Operating expenses for the three months ended September 30, 2023, and 2022 were $480,037 and $159,064, respectively. The increase in operating expenses for 2023 compared to 2022 were comprised primarily of consulting expenses.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2023, and 2022 were ($54,022) and ($730,571), respectively. The change in other income (expenses) of ($676,549) was made up of the change in derivative liabilities of $228,348, the change in gain on settlement of debt of $14,396 and change in interest expense of ($433,805).

Net Income (Loss)

Net loss for the three months ended September 30, 2023, was $534,059 while the net loss for the three months ended September 30, 2022 was $1,193,802.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

We had net income of $14,992,619 for the nine-month period ended September 30, 2023, and a net loss of $2,567,978 for the nine-month period ended September 30, 2022. This change in our results over the two periods is primarily the result of the change in derivative liabilities of $2,821,897, the gain on sale of mine property of $7,154,653, the change in gain on extinguishment of debt of $6,590,613 and the change in interest expense of $1,562,331. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Increase/
	2023	2022	(Decrease)
General and Administrative	$963,693	$535,250	$428,443
Depreciation and Amortization Expenses	542	542	-
Total Operating Expenses	964,235	535,792	428,443
Income (Loss) from Operations	(964,235)	(535,792)	(428,443)
Gain on Forgiveness of PPP loan	-	31,667	(31,667)
Change in Derivative Liabilities	3,503,454	681,557	2,821,897
Gain (Loss) on Extinguishment of Debt	6,319,102	(271,511)	6,590,613
Interest Expense	(522,774)	(2,085,105)	(1,562,331)
Income (Loss) from Operations Before Taxes	8,335,547	(2,179,184)	10,514,731
Provision for Income Taxes	-	-	-
Net Income (Loss) from Continued Operations	8,335,547	(2,179,184)	10,514,731
Net Income (Loss) from Discontinued Operations	(497,581)	(306,657)	(190,924)
Gain on Sale of Mine Property	7,154,653	-	7,154,653
Provision for Income Taxes on Discontinued Operations	-	(82,137)	(82,137)
Net Income (Loss) from Discontinued Operations	6,657,072	(388,794)	7,045,866
Net Income (Loss)	$14,992,619	$(2,567,978)	$17,560,597

Operating Expenses

Operating expenses for the nine months ended September 30, 2023, and 2022 were $964,235 and $535,792, respectively. The increase in operating expenses for 2023 compared to 2022 were comprised primarily of consulting expenses.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2023, and 2022 were $9,299,782 and ($1,643,392), respectively. The change in other income (expenses) of $10,943,174 was made up of a gain on forgiveness of PPP loan of ($31,667), change in derivative liabilities of $2,821,897, change in gain on settlement of debt of $6,590,613 and change in interest expense of ($1,562,331).

Net Income (Loss)

Net income for the nine months ended September 30, 2023, was $14,992,619 while the net loss for the nine months ended September 30, 2022 was $2,567,978.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2023, reflects assets of $2,322,615. We had cash in the amount of $40,625 and working capital deficit in the amount of $192,993 as of September 30, 2023. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2023	December 31, 2022
Current assets	$1,385,625	$302,849
Current liabilities	1,578,618	29,068,198
Working capital deficit	$(192,993)	$(28,765,349)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $26,676,622. In addition, there is a working capital deficit of $192,993 as of September 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended September 30,
	2023	2022
Net Cash Provided by (Used in) Operating Activities	$1,258,974	$(364,613)
Net Cash Provided by (Used in) Investing Activities	(652)	(49,777)
Net Cash Provided by (Used in) Financing Activities	(1,218,802)	361,711
Effects of Exchange Rate Changes on Cash	1,105	(106)
Net Increase (Decrease) in Cash	$40,625	$(52,785)

Operating Activities

Net cash flow provided by operating activities during the nine months ended September 30, 2023 was $1,258,974, an increase of $1,623,587 from the $364,613 net cash used during the nine months ended September 30, 2022. This increase in the cash provided by operating activities was primarily due to the payments made towards the sale of mine property of $3,435,000.

Investing Activities

Investing activities during the nine months ended September 30, 2023 used $652, a decrease of $49,125 from the $49,777 used in investing activities during the nine months ended September 30, 2022.

Financing Activities

Financing activities during the nine months ended September 30, 2023 used cash of $1,218,802, an increase of $1,580,513 from the $361,711 provided in financing activities during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company received $24,778 in proceeds from notes payable - related parties and $100,000 in proceeds from convertible note payable. The Company made $39,000 in payments on notes payable – related parties and $1,304,580 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

INCEPTION MINING INC.

Date: November 14, 2023	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

