Form 10-K
period 2023-12-31
INCEPTION MINING INC.
filed 2024-05-02
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $249,915.

Outstanding Shares

As of May 2, 2024, the Registrant had 2,638,874,873 shares of common stock and 51 shares of preferred stock outstanding.

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

The Company

Overview

We are a mining company that was formed in Nevada on July 2, 2007. We currently operate as a consultant and advisor to the mining industry. Historically, we have been engaged in the production of precious metals. From 2013 to 2020, the Company owned certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine in Idaho (“UP and Burlington”). From 2015 through January 24, 2023, the Company operated the Clavo Rico mine in Honduras through its wholly-owned subsidiary, Compañía Minera Cerros del Sur, S.A de C.V. (“CMCS”) and other mining concessions. The Clavo Rico mine’s workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation, and the primary mine operated through 2022 is located on the 200-hectare Clavo Rico Concession, located in southern Honduras.

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

The purchase price for the sale of CMCS by the Company to MLM consisted of the following cash consideration (a) $204,200 was delivered by MLM to the Company on January 3, 2023 to pay outstanding debts owed by the Corporation; (b) $300,000 was delivered by MLM to the Company on January 5, 2023 to satisfy existing debts of the Company; (c) $100,000 was delivered by MLM to the Company on January 16, 2023; (d) $200,000 was delivered by MLM to the Company on January 17, 2023; (e) $1,200,000 was delivered by MLM to the Company on January 18, 2023, to pay a settlement amount for existing debt of the Company; (f) $500,000 was delivered by MLM to the Company on January 23, 2023, to satisfy existing debts of the Company; (g) $500,000 was delivered by MLM to the Corporation on January 24, 2023 to satisfy existing debts of the Corporation.

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

According to the LOI, the Company is obligated to receive $2,700,000 in cash payments through January 2025, with such payments secured by a ten percent net smelter royalty on the Clavo Rico Mine’s production.

The Company also received a carried forward net profits interest royalty of five percent of the Clavo Rico mine production until payment to the Company reaches $1,000,000, subject to reduction for certain limited Clavo Rico mine expenses.

During the year ended December 31, 2023, the Company received payments from Mother Lode Mining in the amount of $480,558. Mother Lode Mining is in default with payments towards this note. Management has been addressing this issue with Mother Lode Mining. The Company has established an allowance for the entire remaining balance.

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

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2023, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold and/or silver properties or projects of which there is no guarantee.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2023, our accumulated deficit since inception was $28,913,582. We have substantial current obligations and at December 31, 2023, we had $1,576,349 of current liabilities compared to only $10,002 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants, and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2023. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

We are Subject to Legal Proceedings.

We are subject to legal proceedings and litigation, which can be expensive and unpredictable.

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

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2023 and our related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2023, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

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

ITEM 1C: CYBERSECURITY

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. In addition, we regularly review cybersecurity trends and, partially as a result of our prior cybersecurity exposure, have moved some of our internal servers to off-site locations.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2: PROPERTIES

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2023, we paid monthly rent of approximately $1,500 for use of a corporate office.

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

March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants"), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company intends to pursue the lawsuit aggressively. Despite several attempts, the Company has not yet effected service of process on Mother Lode Mining, Inc.

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

Holders

As of May 2, 2024, there were 1,478 holders of record of our common stock and one holder of record for our preferred stock.

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

On September 22, 2023, the Company issued 157,142,857 restricted shares of Common Stock to William McCluskey for services rendered to the Company.

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

Overview

We currently provide consulting services to the mining industry. Our target properties are those that have been the subject of historical exploration.

Clavo Rico Mine

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”) through which it acquired companies (including Compañía Minera Cerros del Sur, S.A de C.V.) with principal mining operations in Honduras, Central America. Its workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation.

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

Results of Operations

Year ended December 31, 2023 compared to the year ended December 31, 2022

We had a net income of $12,755,659 for the year ended December 31, 2023, which was $16,904,508 more than the net loss of $4,148,849 for the year ended December 31, 2022. This change in our results over the two periods is primarily the result of a decrease in interest expense of $2,602,891, the change of derivative liabilities of $2,440,118, an increase in gain on extinguishment of debt of $6,584,613 and income from discontinued operations of $7,848,757. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2023 and 2022.

	Years Ended December,		Increase/
	2023	2022	(Decrease)
General and Administrative	$1,065,893	$745,131	$320,762
Depreciation and Amortization Expenses	725	725	-
Total Operating Expenses	1,066,618	745,856	320,762
Income (Loss) from Operations	(1,066,618)	(745,856)	(320,762)
Gain on Forgiveness of PPP loan	-	31,667	(31,667)
Change in Derivative Liabilities	3,273,396	833,278	2,440,118
Bad Debt Expense on Note Receivable	(2,219,442)	-	2,219,442
Gain (Loss) on Extinguishment of Debt	6,313,102	(271,511)	6,584,613
Interest Expense	(277,651)	(2,880,542)	(2,602,891)
Income (Loss) from Operations Before Taxes	6,022,787	(3,032,964)	9,055,751
Provision for Income Taxes	-	-	-
Net Income (Loss) from Continued Operations	6,022,787	(3,032,964)	9,055,751
Net Loss from Discontinued Operations	(497,581)	(973,303)	475,722
Gain on Sale of Mine Property in Discontinued Operations	7,230,453	-	7,230,453
Provision for Income Taxes on Discontinued Operations	-	(142,582)	(142,582)
Net Income (Loss) from Discontinued Operations	6,732,872	(1,115,885)	7,848,757
Net Income (Loss)	$12,755,659	$(4,148,849)	$16,904,508

Operating Expenses

Operating expenses for the years ended December 31, 2023 and 2022 were $1,066,618 and $745,856, respectively. The increase in operating expenses for 2023 compared to 2022 were comprised primarily of an increase in consulting fees offset with a decrease in the cost of keeping the company public comprised of accounting, auditing, legal, transfer agent and filing expenses.

Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2023 and 2022 were $7,089,405 and ($2,287,108), respectively. For the year ended December 31, 2023, other income (expenses) was comprised of $3,273,396 for change in derivative liability, ($2,219,442) for bad debt expense on note receivable, $6,313,102 for gain on extinguishment of debt and ($277,651) for interest expense. For the year ended December 31, 2022, other income (expenses) was comprised of $31,667 for gain on forgiveness of PPP loan, $833,278 for change in derivative liability, ($271,511) for loss on extinguishment of debt and ($2,880,542) for interest expense.

Net Income (Loss)

Net income for the year ended December 31, 2023 was $12,755,659 while the net loss for the year ended December 31, 2022 was $4,148,849.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2023, reflects current assets of $10,002. As we had cash in the amount of $2 and a working capital deficit in the amount of $1,566,347 as of December 31, 2023, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2023	December 31, 2022
Current assets	$10,002	$302,849
Current liabilities	1,576,349	29,068,198
Working capital deficit	$(1,566,347)	$(28,765,349)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $28,913,582. In addition, there is a working capital deficiency of $1,566,347 and a stockholder’s deficiency of $2,421,581 the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Years Ended December 31,
	2023	2022
Net Cash Provided by (Used in) Operating Activities	$1,242,675	$(902,422)
Net Cash Provided by (Used in) Investing Activities	(652)	(49,666)
Net Cash Provided by (Used in) Financing Activities	(1,243,126)	899,543
Effects of Exchange Rate Changes on Cash	1,105	(152)
Net Increase (Decrease) in Cash	$2	$(52,697)

Operating Activities

Net cash flow provided by operating activities during the year ended December 31, 2023 was $1,242,675, an increase of $2,145,097 from the $902,422 net cash used in operating activities during the year ended December 31, 2022. This increase is mostly due to the net income in 2023 versus the net loss in 2022.

Investing Activities

Cash used in investing activities during the year ended December 31, 2023 was $652, a decrease of $49,014 from the $49,666 net cash used during the year ended December 31, 2022. This decrease was due to discontinued operations and no new investments.

Financing Activities

Financing activities during the year ended December 31, 2023, used $1,243,126, a decrease of $2,142,669 from the $899,543 provided by financing activities during the year ended December 31, 2022. During the year ended December 31, 2023, the company received $39,303 in notes payable from related parties, $100,000 in convertible notes payable, made payments of $39,000 in cash on notes payable – related parties and $1,343,429 in cash on convertible notes. During the year ended December 31, 2022, the company received $996,210 in notes payable from related parties, $100,000 in convertible notes payable, made payments of $473,900 in cash on notes payable – related parties, $37,891 in cash on notes payable and $11,620 in cash on convertible notes.

Critical Accounting Policies and Estimates

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2023, the Company recorded a net income of $12,755,659 and provided $1,242,675 in cash from operating activities. The Company has an accumulated net loss since inception of $28,913,582. In addition, there is a working capital deficiency of $1,566,347 and a stockholder’s deficiency of $2,421,581 as of December 31, 2023. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiaries, Inception Development, Corp., Clavo Rico Development Corp., Clavo Rico, Ltd. and Compañía Minera Cerros del Río, S.A. de C.V., and its controlling interest subsidiaries, Compañía Minera Cerros del Sur, S.A. de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation through the date the subsidiaries were disposed of on January 24, 2023.

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of inventories and mineralized material on leach pads, allowances on notes receivable, the estimated useful lives and valuation of properties, plant and equipment, mineral rights and properties, deferred tax assets, convertible preferred stock, derivative assets and liabilities, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

Notes Receivable – Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. The Company uses payment history, timeliness of payments, economic environment and potential disagreements with noteholder and debtor and other potential indicators to evaluate the collectability of the note receivable and to determine if an allowance for doubtful notes is required.

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

At December 31, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $39,281. The Company recorded a gain from change in fair value of debt derivatives of $3,273,396 for the year ended December 31, 2023. The fair value of the embedded derivatives was determined using the Monte Carlo Valuation Model. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 521.7%, (2) weighted average risk-free interest rate of 5.15% and (3) expected life of 0.46 years.

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

The Company incurred rent expense of $15,772 and $15,252 for the year ended December 31, 2023 and 2022.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees and due to reasons listed below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2023 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future and the internal controls may continue to be not effective, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D’Ambrosio	59	CEO, CFO and Director

Whit Cluff	73	Director

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

Compensation Table for Executives

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer,	2023	300,000	-	-	-	-	-
President, Secretary, and Director	2022	300,000	-	-	-	-	-

Whit Cluff,	2023	-	-	-	-	-	-
Director	2022	-	-	-	-	-	-

(1)

Mr. D’ambrosi’s employment agreement compensates him $300,000 per year. However, the Company didn’t pay him that full amount during the fiscal years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, he was paid $175,000 and $162,319, respectively. The Company also recorded $125,000 and $132,319 as deferred salaries payable for the fiscal years ended December 31, 2023 and 2022, respectively.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table lists, as of May 2, 2024, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,638,874,873 shares of our common stock issued and outstanding as of May 2, 2024. Unless otherwise indicated, the address of each person listed is c/o Inception Mining, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Legends Capital Group, LLC (2)
	782 E. Pioneer Road
	Draper, Utah 84120	11,685,874	0.44%

Common Stock	Madison, LLC (2)
	782 E. Pioneer Road
	Draper, Utah 84120	2,495,855	0.09%

Common Stock	Jason Briggs (3)
	782 E. Pioneer Road
	Draper, Utah 84120	935,946	0.02%

Common Stock	LW Briggs Irrevocable Trust (2)
	782 E. Pioneer Road
	Draper, Utah 84120	314,571,429	11.92%

Common Stock	Clavo Rico, Inc. (2)
	782 E. Pioneer Road Draper, Utah 84120	965,137,143	36.57%

Common Stock	Claymore Management (2)
	782 E. Pioneer Road
	Draper, Utah 84120	52,857,143	2.00%

Common Stock	Pine Valley Investments (2)
	782 E. Pioneer Road
	Draper, Utah 84120	32,928,571	1.25%

All 5% beneficial owners as a group		1,380,611,961	52.32%

(1)

Percentage of ownership is based on 2,638,874,873 common shares outstanding as of May 2, 2024. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.

(2)	Beneficially controlled by Jason Briggs.
(3)

Includes additional shares beneficially owned by Jason Briggs including 311,982 shares owned personally and 623,964 shares owned by the Debbie Briggs Irrevocable Trust for which Jason Briggs serves as trustee.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)	Class (2)

Trent D’Ambrosio (3)	Common Stock	516,531,916	19.57%
	Preferred Stock	51	100.00%
Whit Cluff	Common Stock	67,502,731	2.56%
All Officers and Directors as a Group		584,034,647	22.13%

(1)

Percentage of ownership is based on 2,638,874,873 common shares outstanding as of May 2, 2024. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

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

(4)	Mr. Cluff, a Director of the Company, owns 45,631,303 shares personally and beneficially owns 16,428,571 shares through his wife, Fran Rich, and 5,142,857 shares through the Cluff-Rich 401K.

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

Changes in Control

On February 1, 2023, the Company issued 2,117,097,999 shares of its common stock to certain service providers and to certain creditors in conversion of debt.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2014, the Company entered into a consulting agreement with the Company’s chief executive officer (CEO), stockholder and director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2022, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees. The accrued consulting fees were converted to equity on February 1, 2023 (see Note 8 – MDL Ventures).

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

The Company took a few short-term notes payable from related parties during 2023. The Company received $39,303 in cash from related parties and paid out $39,000 in cash to related parties on notes payable (see Note 8).

Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of December 31, 2023, there is $102,425 in accounts payable and accrued liabilities.

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2023, and 2022:

Fee Category	2023	2022
Audit Fees	$92,432	$93,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$92,432	$93,000

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2023 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1*	Description of Securities

4.2	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

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

INCEPTION MINING, INC.

Date: May 2, 2024	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	May 2, 2024

/s/ Whit Cluff
Whit Cluff	Director	May 2, 2024

INCEPTION MINING, INC.

CONTENTS

PAGE	F-2	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM (PCAOB ID: 3627)

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2023 AND DECEMBER 31, 2022

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

PAGE	F-5	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

PAGES	F-7 – F-26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Inception Mining, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inception Mining, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Draper, UT

May 2, 2024

Inception Mining, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$2	$-
Prepaid expenses and other current assets	10,000	2,717
Current assets of discontinued operations	-	300,132
Total Current Assets	10,002	302,849

Property, plant and equipment, net	3,258	3,983
Note receivable, net of allowance	-	-
Right of use operating lease asset	9,595	23,106
Other assets	531	531
Other non-current assets of discontinued operations	-	822,934
Total Assets	$23,386	$1,153,403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,332,038	$5,081,544
Accrued interest - related parties	-	10,907,642
Operating lease liability - current portion	9,595	13,511
Note payable - current portion	125,000	-
Notes payable - related parties	32,895	2,695,964
Convertible notes payable - net of discount	37,540	3,801,698
Derivative liabilities	39,281	3,262,612
Current liabilities of discontinued operations	-	3,305,227
Total Current Liabilities	1,576,349	29,068,198

Long-term note payable	-	60,000
Long-term notes payable - related parties, net of current portion	868,618	5,378,980
Operating lease liability, net of current portion	-	9,595
Long-term liabilities of discontinued operations	-	767,673
Total Liabilities	2,444,967	35,284,446

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,638,874,873 and 244,634,016 shares issued and outstanding as of December 31, 2023 and 2022, respectively	26,389	2,446
Additional paid-in capital	26,465,611	8,152,715
Accumulated deficit	(28,913,582)	(41,655,570)
Accumulated other comprehensive loss	-	(618,683)
Total Controlling Interest	(2,421,581)	(34,119,091)
Non-Controlling Interest	-	(11,952)
Total Stockholders' Deficit	(2,421,581)	(34,131,043)
Total Liabilities and Stockholders' Deficit	$23,386	$1,153,403

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
	December 31, 2023	December 31, 2022
Operating Expenses
General and administrative	$1,065,893	$745,131
Depreciation and amortization	725	725
Total Operating Expenses	1,066,618	745,856
Loss from Operations	(1,066,618)	(745,856)

Other Income/(Expenses)
Gain on forgiveness of PPP loan	-	31,667
Change in derivative liability	3,273,396	833,278
Bad debt expense on note receivable	(2,219,442)	-
Gain (loss) on extinguishment of debt	6,313,102	(271,511)
Interest expense	(277,651)	(2,880,542)
Total Other Income/(Expenses)	7,089,405	(2,287,108)

Net Loss from Operations before Income Taxes	6,022,787	(3,032,964)
Provision for Income Taxes	-	-
Net Income (Loss) from Continuing Operations	6,022,787	(3,032,964)
Net Loss from Discontinued Operations	(497,581)	(973,303)
Gain on Sale of Mine Property in Discontinued Operations	7,230,453	-
Provision for Income Taxes on Discontinued Operations	-	(142,582)
Net Income (Loss) from Discontinued Operations	6,732,872	(1,115,885)
Net Income (Loss)	12,755,659	(4,148,849)
Net Income (Loss) - Non-Controlling Interest	(13,671)	1,708
Net Income (Loss) - Controlling Interest	$12,741,988	$(4,147,141)

Net income (loss) per share - Continuing Operations - Basic and Diluted	$0.00	$(0.01)
Net income (loss) per share - Discontinued Operations - Basic and Diluted	$0.00	$(0.01)
Net income (loss) per share - Basic	$0.01	$(0.02)
Net income (loss) per share - Diluted	$0.00	$(0.02)
Weighted average number of shares outstanding during the period - Basic	2,330,753,561	215,083,605
Weighted average number of shares outstanding during the period - Diluted	432,626,745,587	215,083,605

Net Income (Loss)	$12,755,659	$(4,148,849)
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	(86,472)	21,266
Total Comprehensive Income (Loss)	12,669,187	(4,127,583)
Total Comprehensive Income (Loss) - Non-Controlling Interest	-	51
Total Comprehensive Income (Loss) - Controlling Interest	$12,669,187	$(4,127,532)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statement of Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Deficiency
Balance, December 31, 2021	51	$1	162,421,850	$1,624	$7,881,439	$(37,508,429)	$(639,949)	$(10,244)	$(30,275,558)
Shares issued with note payable	-	-	82,212,166	822	271,276	-	-	-	272,098
Foreign currency translation adjustment	-	-	-	-	-	-	21,266	-	21,266
Net loss for the year	-	-	-	-	-	(4,147,141)	-	(1,708)	(4,148,849)
Balance, December 31, 2022	51	1	244,634,016	2,446	8,152,715	(41,655,570)	(618,683)	(11,952)	(34,131,043)
Shares issued for services	-	-	277,142,858	2,772	276,657	-	-	-	279,429
Shares issued with extinguishment of debt	-	-	2,117,097,999	21,171	18,036,239	-	-	-	18,057,410
Effects of sale of mine property	-	-	-	-	-	-	705,155	(1,719)	703,436
Foreign currency translation adjustment	-	-	-	-	-	-	(86,472)	-	(86,472)
Net loss for the year	-	-	-	-	-	12,741,988	-	13,671	12,755,659
Balance, December 31, 2023	51	$1	2,638,874,873	$26,389	$26,465,611	$(28,913,582)	$-	$-	$(2,421,581)

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2023	December 31, 2022
Cash Flows From Operating Activities:
Net Income (Loss)	$12,755,659	$(4,148,849)
Net Loss from discontinued operations	497,581	1,115,885
Gain on sale of mine property in discontinued operations	(7,230,453)	-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization expense	725	725
Common stock issued for services	279,429	-
Allowance for doubtful note receivable	2,219,442	-
(Gain) Loss on extinguishment of debt	(6,313,102)	271,511
Change in derivative liability	(3,273,396)	(833,278)
Gain on forgiveness of PPP loan	-	(31,667)
Amortization of right-of-use asset	13,511	-
Amortization of debt discount	77,032	13,688
Changes in operating assets and liabilities:
Other receivables	3,556,358	-
Prepaid expenses and other current assets	(7,283)	7,633
Accounts payable and accrued liabilities	30,888	1,595,759
Accounts payable and accrued liabilities - related parties	(1,363,250)	699,686
Net Cash Provided By (Used In) Continuing Operations	1,243,141	(1,308,907)
Net Cash Provided By (Used In) Discontinued Operations	(466)	406,485
Net Cash Provided By (Used In) Operating Activities	1,242,675	(902,422)

Cash Flows From Investing Activities:
Investing activities of discontinued operations	(652)	(49,666)
Net Cash Used In Investing Activities	(652)	(49,666)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(37,891)
Repayment of notes payable-related parties	(39,000)	(473,900)
Repayment of convertible notes payable	(1,343,429)	(11,620)
Proceeds from notes payable-related parties	39,303	996,210
Proceeds from convertible notes payable	100,000	100,000
Financing activities of discontinued operations	-	326,744
Net Cash Provided By (Used In) Continuing Financing Activities	(1,243,126)	899,543
Effects of exchange rate changes on cash	1,105	(152)
Net Change in Cash	2	(52,697)
Cash at Beginning of Period	-	55,273
Cash at End of Period	2	2,576
Less Cash of Discontinued Operations at End of Period	-	(2,576)
Cash of Continued Operations at End of Period	$2	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$157,494	$218,206
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable acquired for sale of mine property	$2,700,000	$-
Common stock issued for conversion of debt	$-	$272,098
Inventory used to satisfy note payable	$-	$160,000
Common stock issued for settlement of notes payable - related parties	$18,057,410	$-
Recognition of debt discounts on convertible note payable	$66,615	$63,440
Note payable issued to finance lease payments	$-	$29,830
Finance leases to acquire equipment	$-	$273,487

See accompanying notes to the consolidated financial statements.

Inception Mining, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022

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

COVID-19 – The Company has been impacted significantly by the COVID-19 global pandemic. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, and recommendations to practice social distancing. Based on management’s assessment as of December 31, 2023, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2023, the Company has an accumulated deficit of $28,913,582, a working capital deficit of $1,566,347 and provided $1,242,675 in cash for operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are issued.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiaries, Inception Development, Corp., Clavo Rico Development Corp., Clavo Rico, Ltd. and Compañía Minera Cerros del Río, S.A. de C.V., and its controlling interest subsidiaries, Compañía Minera Cerros del Sur, S.A. de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation through the date the subsidiaries were disposed of on January 24, 2023.

Basis of Presentation – The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2023 and December 31, 2022, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on December 31, 2023 are summarized below:

	Level 1	Level 2	Level 3	Total

Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	39,281	39,281
Total Liabilities	$-	$-	$39,281	$39,281

The fair value of financial instruments on December 31, 2022 are summarized below:

	Level 1	Level 2	Level 3	Total

Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	3,262,612	3,262,612
Total Liabilities	$-	$-	$3,262,612	$3,262,612

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

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed below in Note 3. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed below in Note 3 are that of volatility and market price of the underlying common stock of the Company.

Notes Receivable – Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of December 31, 2023 and 2022, notes receivable balances include one note due from Mother Load Mining, Inc. in the amounts of $2,219,442 and $0, net of reserves of $2,219,442 and $0, respectively (see Note 4 – Note Receivable). However, the Company has elected to create an allowance for doubtful collection of this note for the full outstanding balance of $2,219,442 as of December 31, 2023 and recognized a bad debt expense of $2,219,442 during the year ended December 31, 2023.

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

The following tables summaries the changes in the net earnings per common share for the years ended December 31, 2023 and 2022:

	For the Years Ended
Numerator	December 31, 2023	December 31, 2022
Net Income (Loss) - Controlling Interest	$12,741,988	$(4,147,141)
Gain on Extinguishment of Debt	(6,313,102)	-
Interest Expense	72,790	-
Change in Derivative Liabilities	(3,220,312)	-
Adjusted Net Income (Loss) - Controlling Interest	$3,281,364	$(4,147,141)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,330,753,561	215,083,605
Dilutive Shares	430,295,992,026	-
Diluted Weighted Average Number of Shares Outstanding during Period	432,626,745,587	215,083,605

Diluted Net Income (Loss) per Share	$0.00	$(0.02)

Comprehensive Loss – Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2023 and 2022.

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

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	December 31, 2023	December 31, 2022
Operating leases
Right-of-use assets	$9,595	$23,106

Short-term operating lease liabilities	$9,595	$13,511
Long-term operating lease liabilities	-	9,595
Total operating lease liabilities	$9,595	$23,106

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Year Ending	Operating Lease
2024	10,505
Total lease payments	10,505
Less: imputed interest/present value discount	(910)
Present value of lease liabilities	$9,595

The Company made cash payments of $15,772 and $15,252 for the years ended December 31, 2023 and 2022, respectively. The Company incurred rent expense of $15,772 and $15,252 for the years ended December 31, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements – From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption, except as noted below.

During the fiscal year ended December 31, 2023, the Company adopted ASC 2016-13 – Financial Instruments – Credit Losses. This accounting standard addresses the measurement of credit losses on financial statements. Management evaluated this standard and determined that it will have a significant impact on the Company’s financial statements. It was determined that a potential credit loss needed to be recognized in relation to the note receivable held by the Company. See Note 4 for more details.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2023:

Debt Derivative Liabilities
Balance, December 31, 2022	$3,262,612
Transfers in upon initial fair value of derivative liabilities	50,065
Change in fair value of derivative liabilities and warrant liability	(3,273,396)
Balance, December 31, 2023	$39,281

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

At December 31, 2023, the Company marked to market the fair value of the debt derivatives and determined a fair value of $39,281. The Company recorded a gain from change in fair value of debt derivatives of $3,273,396 for the year ended December 31, 2023. The fair value of the embedded derivatives was determined using the Monte Carlo Valuation Model. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 521.7%, (2) weighted average risk-free interest rate of 5.15% and (3) expected life of 0.46 years.

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

The purchase price for the sale of CMCS by the Company to MLM consisted of the following cash consideration (a) $204,200 was delivered by MLM to the Company on January 3, 2023 to pay outstanding debts owed by the Corporation; (b) $300,000 was delivered by MLM to the Company on January 5, 2023 to satisfy existing debts of the Company; (c) $100,000 was delivered by MLM to the Company on January 16, 2023; (d) $200,000 was delivered by MLM to the Company on January 17, 2023; (e) $1,200,000 was delivered by MLM to the Company on January 18, 2023, to pay a settlement amount for existing debt of the Company; (f) $500,000 was delivered by MLM to the Company on January 23, 2023, to satisfy existing debts of the Company; (g) $500,000 was delivered by MLM to the Corporation on January 24, 2023 to satisfy existing debts of the Corporation.

In addition to the amounts already delivered under the LOI, an additional amount of $2,700,000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. The Company has received payments totaling $480,558, leaving an outstanding balance of $2,219,442 as of December 31, 2023. MLM is currently $298,642 behind on payments. Outstanding balances and missed Monthly Payments will be secured by a 10% net smelter royalty (NSR) on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions. However, the Company has elected to create an allowance for doubtful collection of this note for the full outstanding balance of $2,219,442 as of December 31, 2023 and recognized a bad debt expense of $2,219,442 during the year ended December 31, 2023.

The following table summarizes the note receivable of the Company as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $2,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,700,800	$-
Less: Payments received	(480,558)
Total Note Receivable outstanding	2,219,442	-
Less: Allowance for Doubtful Note Receivable	(2,219,442)	-
Total Note Receivable	$-	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment of continuing operations at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(23,737)	(23,012)
Total Property, Plant and Equipment	$3,258	$3,983

During the years ended December 31, 2023 and 2022, the Company recognized depreciation expense of $725 and $725, respectively.

6. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities of continuing operations at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Accounts Payable	$348,902	$127,612
Accrued Liabilities	913,887	4,221,586
Accrued Salaries and Benefits	69,249	732,346
Total Accounts Payable and Accrued Liabilities	$1,332,038	$5,081,544

7. Notes Payable

Notes payable of continuing operations were comprised of the following as of December 31, 2023 and 2022:

Notes Payable	December 31, 2023	December 31, 2022
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	65,000	-
Total Notes Payable	125,000	60,000
Less Short-Term Notes Payable	(125,000)	-
Total Long-Term Notes Payable	$-	$60,000

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of December 31, 2023, the gross balance of the note was $60,000 and accrued interest was $118,534.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. The Company made one payment of $10,000 during the fiscal year ended December 31, 2023. As of December 31, 2023, the gross balance of the note was $65,000.

8. Notes Payable – Related Parties

Notes payable – related parties of continuing operations were comprised of the following as of December 31, 2023 and 2022:

Notes Payable - Related Parties	Relationship	December 31, 2023	December 31, 2022
Clavo Rico, Inc.	Affiliate - Controlled by Significant Shareholder	$-	$3,377,980
Claymore Management	Affiliate - Controlled by Significant Shareholder	-	185,000
Cluff-Rich PC 401K	Affiliate - Controlled by Director	51,000	60,000
Debra D'ambrosio	Immediate Family Member	455,513	446,210
Francis E. Rich	Immediate Family Member	100,000	100,000
Legends Capital	Affiliate - Controlled by Significant Shareholder	-	715,000
LWB Irrev Trust	Affiliate - Controlled by Significant Shareholder	-	1,101,000
MDL Ventures	Affiliate - Controlled by Director	-	1,794,754
Pine Valley Investments	Affiliate - Controlled by Significant Shareholder	295,000	295,000
Total Notes Payable - Related Parties		901,513	8,074,944
Less Short-Term Notes Payable - Related Parties		(32,895)	(2,695,964)
Total Long-Term Notes Payable - Related Parties		$868,618	$5,378,980

Clavo Rico, Incorporated (Affiliate – Controlled by Significant Shareholder) – On April 5, 2019, GAIA Ltd and Silverbrook Corporation assigned 100% of the outstanding principal balance of their notes and all accrued interest to Clavo Rico, Incorporated. The GAIA Ltd and Silverbrook Corporation notes had been extended until December 31, 2024 and bear 18% per annum interest. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 965,137,143 shares of common stock as settlement for the outstanding principal balance of $3,377,980 and accrued interest of $6,396,889. As of December 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Claymore Management (Affiliate – Controlled by Significant Shareholder) – On October 2, 2016, the note was extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on this note. The Company issued 52,857,143 shares of common stock as settlement for the outstanding principal balance of $185,000 and accrued interest of $395,768. As of December 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Cluff-Rich PC 401K (Affiliate – Controlled by Significant Shareholder) – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,142,857 shares of common stock as settlement for the accrued interest of $18,000. During the year ended December 31, 2023, the Company made a payment of $9,000 towards the principal balance. As of December 31, 2023, the gross balance of the notes was $51,000.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. On February 1, 2023, the Company has issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,200,857 shares of common stock as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of December 31, 2023, the gross balance of the note was $422,618.

D. D’Ambrosio (Immediate Family Member of Director) – During April and August 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $18,370 (the “Note”) for funds received during this period, is non-interest bearing and matures on December 31, 2023. As of December 31, 2023, the gross balance of the note was $18,370.

D. D’Ambrosio (Immediate Family Member of Director) – During December 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $14,525 (the “Note”), is non-interest bearing and matures on December 31, 2024. As of December 31, 2023, the gross balance of the note was $14,525.

Francis E. Rich (Immediate Family Member of Director) – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of December 31, 2023, the gross balance of the notes was $100,000.

Legends Capital Group (Affiliate – Controlled by Significant Shareholder) – On October 2, 2016, the notes were extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 204,285,714 shares of common stock as settlement for the outstanding principal balance of $715,000 and accrued interest of $1,489,695. As of December 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

LW Briggs Irrevocable Trust (Affiliate – Controlled by Significant Shareholder) – On October 2, 2016, the notes were extended until December 31, 2024. On February 1, 2023, the Company negotiated a settlement on these notes. The Company issued 314,571,429 shares of common stock as settlement for the outstanding principal balance of $1,101,000 and accrued interest of $2,269,371. As of December 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

MDL Ventures (Affiliate – Controlled by Director) – The Company entered into an unsecured convertible note payable agreement with MDL Ventures, LLC, which is 100% owned by a Company officer, effective October 1, 2014, due on December 31, 2016 and bears 18% per annum interest, due at maturity. Principal on the convertible note is convertible into common stock at the holder’s option at a price of the lower of $0.99 (0.18 pre-split) or 50% of the lowest three daily volume weighted average prices of the Company’s common stock during the 20 consecutive days prior to the date of conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2020. The Company recognized a gain on the extinguishment of debt of $1,487,158 for the remaining derivative liability. During the three months ended March 31, 2023, the Company made cash payments of $140,671 toward accrued interest. On February 1, 2023, the Company negotiated a settlement on this note. The Company issued 485,402,857 shares of common stock as settlement for the outstanding principal balance of $1,794,754 and accrued interest of $0. As of December 31, 2023, the gross balance of the notes was $0 and accrued interest was $0.

Pine Valley Investments, LLC (Affiliate – Controlled by Significant Shareholder) – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,928,571 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of December 31, 2023, the gross balance of the notes was $295,000.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2023 and 2022:

Convertible Notes Payable	December 31, 2023	December 31, 2022
1800 Diagonal Lending	$77,701	$104,580
Antczak Polich Law LLC	-	279,123
Antilles Family Office LLC	-	3,073,532
Scotia International	-	395,041
Total Convertible Notes Payable	77,701	3,852,276
Less Unamortized Discount	(40,161)	(50,578)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	37,540	3,801,698
Less Short-Term Convertible Notes Payable	(37,540)	(3,801,698)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On October 18, 2022, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,200 (the “Note”) due on October 18, 2023 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,200). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. On November 30, 2022, the Company paid $13,014 towards the principal balance of $11,620 and $1,394 in accrued interest. During the year ended December 31, 2023, the Company paid $117,130 of which $104,580 went to  the principal balance and $12,550 went to pay off the accrued interest. For the year ended December 31, 2023, the Company amortized $50,578 of debt discount to current period operations as interest expense. As of December 31, 2023, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC – On September 12, 2023, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on June 15, 2024 and bears 11% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the year ended December 31, 2023, the Company paid $43,122 towards the principal balance of $38,849 and $4,273 in accrued interest. For the year ended December 31, 2023, the Company amortized $26,454 of debt discount to current period operations as interest expense. As of December 31, 2023, the gross balance of the note was $77,701 and accrued interest was $8,547.

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the year ended December 31, 2023, the Company recognized a gain on settlement of debt of $309,798. During the year ended December 31, 2023, the Company made a payment of $10,000 toward the principal of this note. As of December 31, 2023, the gross balance of the note was $65,000 and accrued interest was $0.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. The remaining accrued interest was forgiven. During the year ended December 31, 2023, the Company recognized a gain on settlement of debt of $14,142. As of December 31, 2023, the gross balance of the note was $0 and accrued interest was $0.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250,000 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750,000 at an exercise price of $0.40 per share, 3,000,000 at an exercise price of $0.50 per share and 2,500,000 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,986,597 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,833,942 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. On January 18, 2023, the Company negotiated a settlement and paid $1,200,000 to Antilles. The remaining balance of $1,873,532 and the accrued interest of $3,695,059 was forgiven. During the year ended December 31, 2023, the Company recognized a gain on settlement of debt of $5,574,710. As of December 31, 2023, the gross balance of the note was $0 and accrued interest was $0.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. On April 12, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the year ended December 31, 2023, the Company recognized a gain on settlement of debt of $421,289. During the year ended December 31, 2023, the Company paid this debt in full. As of December 31, 2023, the gross balance of the note was $0 and accrued interest was $0.

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

On January 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Justin Wilson for services rendered to the Company. These shares were valued at $0.0006 per share and the Company recognized an expense for stock-based compensation of $17,143.

On January 1, 2023, the Company issued 28,571,429 restricted shares of Common Stock to Sean Wilson for services rendered to the Company. These shares were valued at $0.0006 per share and the Company recognized an expense for stock-based compensation of $17,143.

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

On February 17, 2023, the Company issued 42,857,143 restricted shares of Common Stock to Whit Cluff for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock-based compensation of $60,000.

On February 17, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Rod Sperry for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock-based compensation of $4,000.

On February 17, 2023, the Company issued 2,857,143 restricted shares of Common Stock to Brunson Chandler & Jones, PLLC for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock-based compensation of $4,000.

On February 17, 2023, the Company issued 14,285,714 restricted shares of Common Stock to Kyle Pickard for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock-based compensation of $20,000.

On September 22, 2023, the Company issued 157,142,857 restricted shares of Common Stock to William McCluskey for services rendered to the Company in accordance to a consulting agreement. These shares were valued at $0.001 per share and the Company recognized an expense for stock-based compensation of $157,143.

Warrants

On January 1, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $30,532, which has been recorded as warrant derivative liabilities.

On May 11, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $16,682, which has been recorded as warrant derivative liabilities.

On October 25, 2018, the Company issued 100,000 warrants associated with the issuance of a convertible note payable to Crown Bridge Partners, LLC. The warrants have a five-year life and are exercisable at $0.75 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $17,881, which has been recorded as warrant derivative liabilities.

On May 20, 2019, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”) through which the Investor purchased (i) a Senior Secured Redeemable Convertible Note (“Note”) with a face value of $4,250,000 that is convertible into shares of common stock of the Company and (ii) a warrant (“Warrant”) to purchase 9,250,000 shares of common stock of the Company. The warrant has a life of three years. The warrant is exercisable at the following prices – 3,750,000 shares of common stock at $0.40 per share, 3,000,000 shares of common stock at $0.50 per share and 2,500,000 shares of common stock at $0.60 per share. These warrants’ relative fair value, based on cash proceeds allocation, was $1,711,394, which has been recorded as warrant derivative liabilities.

The following tables summarize the warrant activity during the years ended December 31, 2023 and 2022:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2021	9,550,000	$0.50
Granted	-	-
Exercised	-	-
Forfeited	(9,350,000)	-
Balance at December 31, 2022	200,000	0.50
Granted	-	-
Exercised	-	-
Forfeited	(200,000)	0.50
Balance at December 31, 2023	-	$-

11. Income Taxes

The Company’s former subsidiaries, Compania Minera Cerros del Sur and Compania Minera Clavo Rico, which are located in Honduras, are required to pay income tax and solidarity tax on their income and/or assets annually. During 2022, the Company paid $109,904 for the 2021 tax liability and accrued for and estimated $13,973 for the 2022 fiscal year.

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

The provision for income tax expense (recovery) is comprised the following amounts:

Tax Reconciliations	December 31, 2023	December 31, 2022
Tax at Statutory Rate	$3,316,471	$(1,041,630)
Meals and Entertainment	(362)	(280)
Change in Derivative Liability	(851,083)	(216,652)
Amortization of Debt Discount	(20,028)	(3,559)
Accrued Interest	(11,212)	723,448
Change in Valuation of Allowance	(2,456,210)	681,255
Tax Provision	$-	$142,582

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred Tax Assets	December 31, 2023	December 31, 2022
(21% Federal, 5% Average Corporate Rate)
Net Operating Loss Carry-forwards	$4,320,740	$851,301
Depreciation	217,362	217,362
Accrued Interest	(11,213)	723,448
Valuation Allowance	(4,526,890)	(1,792,111)
Deferred Tax Assets	$-	$-

As of December 31, 2023 and 2022, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $1,872,892 and $11,318,460, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carry-forward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2043.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2043.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2012 through December 31, 2023 generally remain open to examination by the Internal Revenue Service until its net operating loss carry-forwards are utilized and the applicable statutes of limitation have expired.

 12. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with the Company’s chief executive officer, stockholder and director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2022, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees. The accrued consulting fees were converted to equity on February 1, 2023 (see Note 8 – MDL Ventures). As of December 31, 2023, the balance of accrued consulting fees was $0.

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

Notes Payable – The Company took a few short-term notes payable from related parties during 2023. The Company received $39,303 in cash from related parties and paid out $39,000 in cash to related parties on notes payable (see Note 8).

Accounts Payable – Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of December 31, 2023, there is $102,425 in accounts payable and accrued liabilities.

13. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. The following is a summary of pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations of the Company.

On March 4, 2024, the Company filed a lawsuit against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants"), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company intends to pursue the lawsuit aggressively. Despite several attempts, the Company has not yet effected service of process on Mother Lode Mining, Inc.

On January 18, 2023, the Company negotiated a settlement with Antilles Family Office, LLC through which the Company paid $1,200,000 to Antilles and the remaining balance of $1,873,532 and the accrued interest of $3,695,059 under the original Secured Redeemable Convertible Promissory Note was forgiven.

The Company’s former subsidiary, Compañía Minera Clavo Rico, S.A. de C.V., has been served with a lawsuit filed by SAR, the taxing authority in Honduras, alleging additional tax liability due. The Complaint alleges that HNL7,186,151,96 lempires are due in a demand for execution of a forced extrajudicial title. The Company had accrued $256,674 in this matter, but the liability was extinguished with the sale of the subsidiary.

In the opinion of management, as of December 31, 2023, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before March 31, 2025. This amount is currently reported in accounts payable at December 31, 2023.

14. Concentrations

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

15. Discontinued Operations

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

	December 31, 2023	December 31, 2022
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$-	$2,576
Accounts receivable	-	10,752
Inventories	-	277,106
Prepaid expenses and other current assets	-	9,698
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$300,132

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Property, plant and equipment, net	$-	$680,643
Other assets	-	142,291
TOTAL NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	$-	$822,934

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued liabilities	$-	$2,504,735
Finance lease liabilities - current portion	-	139,029
Note payable	-	272,418
Taxes payable	-	389,045
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$3,305,227

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Finance lease liabilities, net of current portion	$-	$23,851
Mine reclamation obligation	-	743,822
TOTAL NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$-	$767,673

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the years ended December 31, 2023 and 2022 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, and consist of the following.

	Years Ended
	December 31, 2023	December 31, 2022
Precious Metals Income	$-	$1,365,387
Cost of goods sold	315,152	1,815,319
Gross profit	(315,152)	(449,932)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	181,519	394,434
Depreciation and amortization	212	4,044
	181,731	398,478
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(496,883)	(848,410)

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	-	(26,508)
Interest expense	698	151,401
	698	124,893

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(497,581)	(973,303)
Provision for income taxes of discontinued operations	-	(142,582)
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(497,581)	$(1,115,885)

The Company recognized a gain on the sale of mine property in discontinued operations of $7,230,453. This gain was comprised of the Company’s investments in the subsidiaries and any inter-company loans that were provided to or from the subsidiaries. This gain was reported as a separate line item in discontinued operations in the consolidated statements of operations and comprehensive loss.

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the years ended December 31, 2023 and 2022 have been reflected as discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2023 and 2022, and consist of the following.

	Years Ended
	December 31, 2023	December 31, 2022
DISCONTINUED OPERATING ACTIVITIES
Net loss	$(497,581)	$(1,115,885)
Depreciation expense	4,259	64,662
Changes in operating assets and liabilities:
Trade receivables	91	1,277
Inventories	(12,981)	19,522
Prepaid expenses and other current assets	(34,670)	(183,903)
Accounts payable and accrued liabilities	(294,243)	826,208
Accounts payable and accrued liabilities - related parties	834,659	794,604
Net cash provided by (used in) operating activities of discontinued operations	$(466)	$406,485

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$(652)	$(49,666)
Net cash used in investing activities of discontinued operations	$(652)	$(49,666)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Payments on finance leases	$-	$(76,943)
Proceeds from notes payable	-	403,687
Net cash provided by financing activities of discontinued operations	$-	$326,744

16. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the consolidated financial statements were available to be issued and there are no material subsequent events.

