Form 10-Q
period 2024-03-31
INCEPTION MINING INC.
filed 2024-05-29
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 29, 2024, there were 2,638,874,873 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12	$2
Prepaid expenses and other current assets	5,611	10,000
Note receivable, net of allowance	-	-
Total Current Assets	5,623	10,002

Property, plant and equipment, net	3,077	3,258
Right of use operating lease asset	6,171	9,595
Other assets	531	531
Total Assets	$15,402	$23,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,423,057	$1,332,038
Accrued interest - related parties	7,719	-
Operating lease liability - current portion	6,171	9,595
Note payable - current portion	125,000	125,000
Notes payable - related parties	930,208	32,895
Convertible notes payable - net of discount	28,853	37,540
Derivative liabilities	162,655	39,281
Total Current Liabilities	683,663	1,576,349

Long-term notes payable - related parties, net of current portion	10,300	868,618
Total Liabilities	693,963	2,444,967

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,638,874,873 shares issued and outstanding	26,389	26,389
Additional paid-in capital	26,465,611	26,465,611
Accumulated deficit	(29,170,562)	(28,913,582)
Total Stockholders' Deficit	(2,678,561)	(2,421,581)
Total Liabilities and Stockholders' Deficit	$15,402	$23,386

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operating Expenses
General and administrative	$123,737	$291,811
Depreciation and amortization	181	179
Total Operating Expenses	123,918	291,990
Loss from Operations	(123,918)	(291,990)

Other Income/(Expenses)
Change in derivative liability	(16,258)	3,205,202
Initial derivative expense	(57,116)	-
Loss on extinguishment of debt	-	5,897,425
Interest expense	(59,668)	(183,976)
Total Other Income/(Expenses)	(133,062)	8,918,651

Net Income (Loss) from Operations before Income Taxes	(256,980)	8,626,661
Provision for Income Taxes	-	-
Net Income (Loss) from Continuing Operations	(256,980)	8,626,661
Net Loss from Discontinued Operations	-	(497,581)
Gain on Sale of Mine Property in Discontinued Operations	-	7,154,653
Net Income from Discontinued Operations	-	6,657,072
Net Income (Loss)	(256,980)	15,283,733
Net Loss - Non-Controlling Interest	-	(13,671)
Net Income (Loss) - Controlling Interest	$(256,980)	$15,270,062

Net income (loss) per share - Continuing Operations - Basic and Diluted	$(0.00)	$0.01
Net income (loss) per share - Discontinued Operations - Basic and Diluted	$-	$0.00
Net income (loss) per share - Basic	$(0.00)	$0.01
Net income (loss) per share - Diluted	$(0.00)	$0.00
Weighted average number of shares outstanding during the period - Basic	2,638,874,873	1,694,827,331
Weighted average number of shares outstanding during the period - Diluted	2,638,874,873	431,989,839,251

Net Income (Loss)	$(256,980)	$15,283,733
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	-	(86,472)
Total Comprehensive Income (Loss)	$(256,980)	$15,197,261

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2023	51	$1	2,638,874,873	$26,389	$26,465,611	$(28,913,582)	$-	$-	$(2,421,581)
Net loss for the period	-	-	-	-	-	(256,980)	-	-	(256,980)
Balance, March 31, 2024	51	$1	2,638,874,873	$26,389	$26,465,611	$(29,170,562)	$-	$-	$(2,678,561)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2022	51	$1	244,634,016	$2,446	$8,152,715	$(41,655,570)	$(618,683)	$(11,952)	$(34,131,043)
Shares issued for services	-	-	120,000,001	1,200	121,086	-	-	-	122,286
Shares issued with extinguishment of debt	-	-	2,117,097,999	21,171	18,036,239	-	-	-	18,057,410
Effects of sale of mine property	-	-	-	-	-	-	705,155	(1,719)	703,436
Foreign currency translation adjustment	-	-	-	-	-	-	(86,472)	-	(86,472)
Net income for the period	-	-	-	-	-	15,270,062	-	13,671	15,283,733
Balance, March 31, 2023	51	$1	2,481,732,016	$24,817	$26,310,040	$(26,385,508)	$-	$-	$(50,650)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities:
Net Income (Loss)	$(256,980)	$15,283,733
Net Loss from discontinued operations	-	497,581
Gain on sale of mine property in discontinued operations	-	(7,154,653)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	181	179
Common stock issued for services	-	122,286
Loss on extinguishment of debt	-	(5,897,425)
Change in derivative liability	16,258	(3,205,202)
Initial derivative expense	57,116	-
Expenses paid in behalf of the company by related party	10,300	-
Amortization of right-of-use asset	3,424	3,314
Amortization of debt discount	37,190	15,643
Changes in operating assets and liabilities:
Other receivables	-	3,105,000
Prepaid expenses and other current assets	4,389	988
Accounts payable and accrued liabilities	87,595	(44,620)
Accounts payable and accrued liabilities - related parties	7,719	(1,421,586)
Net Cash Provided By (Used In) Continuing Operations	(32,808)	1,305,238
Net Cash Provided By (Used In) Discontinued Operations	-	(466)
Net Cash Provided By (Used In) Operating Activities	(32,808)	1,304,772

Cash Flows From Investing Activities:
Investing activities of discontinued operations	-	(652)
Net Cash Used In Investing Activities	-	(652)

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	-	(39,000)
Repayment of convertible notes payable	(45,877)	(1,246,480)
Proceeds from notes payable-related parties	28,695	6,408
Proceeds from convertible notes payable	50,000	-
Net Cash Provided by (Used In) Continuing Financing Activities	32,818	(1,279,072)
Effects of exchange rate changes on cash	-	1,105
Net Change in Cash	10	26,153
Cash at Beginning of Period	2	-
Cash at End of Period	$12	$26,153

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,117	$146,248
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable acquired for sale of mine property	$-	$5,700,000
Common stock issued for settlement of notes payable - related parties	$-	$18,057,410
Recognition of debt discounts on convertible note payable	$63,250	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024

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

COVID-19 - The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. COVID-19 has spread across the globe during 2020 and is impacting economic activity worldwide. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. Based on management’s assessment as of March 31, 2024, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during three months ended March 31, 2024, the Company recorded a net loss of $256,980 and used $32,808 in cash from operating activities. The Company has an accumulated net loss since inception of $29,170,562. In addition, there is a working capital deficiency of $2,678,040 and a stockholder’s deficiency of $2,678,561 as of March 31, 2024. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management is currently working to make changes that will result in profitable operations and to obtain additional funding sources to meet the Company’s need for cash during the next twelve months and beyond.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Inception Mining, Inc. and its wholly owned subsidiaries, Inception Development, Corp., Clavo Rico Development Corp., Clavo Rico, Ltd. and Compañía Minera Cerros del Río, S.A. de C.V., and its controlling interest subsidiaries, Compañía Minera Cerros del Sur, S.A. de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. up through the date of the sale on January 24, 2023 (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation through the date the subsidiaries were disposed of on January 24, 2023.

Basis of Presentation - The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Condensed Financial Statements - The interim consolidated financial statements included herein have been prepared by Inception Mining Inc. (“Inception Mining” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing and the Form 10-K for the year ended December 31, 2023 filed with the SEC on May 2, 2024.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2024, the results of its consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2024 and 2023, its condensed consolidated statement of stockholders’ deficit and its consolidated cash flows for the three-month periods ended March 31, 2024 and 2023. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2024 and December 31, 2023, the Company had $12 and $2 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on March 31, 2024 are summarized below:

	Level 1	Level 2	Level 3	Total
Debt derivative liabilities	$-	$-	$47,574	$47,574
Total Liabilities	$-	$-	$47,574	$47,574

The fair value of financial instruments on December 31, 2023 are summarized below:

	Level 1	Level 2	Level 3	Total
Debt derivative liabilities	$-	$-	$39,281	$39,281
Total Liabilities	$-	$-	$39,281	$39,281

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 3. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed below are that of volatility and market price of the underlying common stock of the Company.

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of March 31, 2024 and December 31, 2023, notes receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,219,442 and $2,219,442, respectively, net of reserves of $2,219,442 and $2,219,442 (see Note 4 – Note Receivable).

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 151,563,371 common share equivalents have been excluded from the diluted loss per share calculation for the three-month period ended March 31, 2024, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three-month periods ended March 31, 2024 and 2023:

	For the Three Months Ended
Numerator	March 31, 2024	March 31, 2023
Net Income (Loss) - Controlling Interest	$(256,980)	$15,270,062
Gain on Extinguishment of Debt	-	(5,897,425)
Interest Expense	-	66,166
Change in Derivative Liabilities	-	(3,220,312)
Adjusted Net Income (Loss) - Controlling Interest	$(256,980)	$6,218,491

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,638,874,873	1,694,827,331
Dilutive Shares	-	430,295,011,920
Diluted Weighted Average Number of Shares Outstanding during Period	2,638,874,873	431,989,839,251

Diluted Net Income (Loss) per Share	$(0.00)	$0.00

Other Comprehensive Income (Loss) – Other Comprehensive income (loss) is made up of the exchange differences arising on translating foreign operations and the net loss for the three-month period ending March 31, 2023.

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

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	March 31, 2024	December 31, 2023
Operating leases
Long-term right-of-use assets	$6,171	$9,595

Short-term operating lease liabilities	$6,171	$9,595
Long-term operating lease liabilities	-	-
Total operating lease liabilities	$6,171	$9,595

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

The Company made cash payments of $3,732 and $3,987 for the three months ended March 31, 2024 and 2023, respectively. The Company incurred rent expense of $3,424 and $3,700 for the three months ended March 31, 2024 and 2023, respectively.

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

3. Derivative Financial Instruments

The Company follows the guidance in ASC 825-10 which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2024:

Debt Derivative Liabilities
Balance, December 31, 2023	$39,281
Transfers in upon initial fair value of derivative liabilities	107,116
Change in fair value of derivative liabilities	16,258
Balance, March 31, 2024	$162,655

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

At March 31, 2024, the Company marked to market the fair value of the debt derivatives and determined a fair value of $162,655. The Company recorded a loss from change in fair value of debt derivatives of $16,258 and an initial derivative expense of $57,116 for the period ended March 31, 2024. The fair value of the embedded derivatives was determined using the Monte Carlo Pricing Model. The Monte Carlo Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 435.2%  (3) weighted average risk-free interest rate of 5.18% to 5.32% (4) expected life of 0.21 to 0.58 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

In addition to the amounts already delivered under the LOI, an additional amount of $2,620,000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. The Company has received several payments leaving an outstanding balance of $2,219,442 as of March 31, 2024. MLM is currently $340,000 behind on payments. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions. However, the Company has elected to create an allowance for doubtful collection of this note for the full outstanding balance of $2,219,442 as of March 31, 2024.

The following table summarizes the note receivable of the Company as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,219,442	$2,700,000
Less: Payments received	-	(480,558)
Total Note Receivable outstanding	2,219,442	2,219,442
Less: Allowance for Doubtful Note Receivable	(2,219,442)	(2,219,442)
Total Note Receivable	$-	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(23,918)	(23,737)
Total Property, Plant and Equipment	$3,077	$3,258

During the nine months ended March 31, 2024 and 2023, the Company recognized depreciation expense of $181 and $179, respectively.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accounts Payable	$368,111	$348,902
Accrued Liabilities	994,035	913,887
Accrued Salaries and Benefits	60,911	69,249
Total Accrued Liabilities	$1,423,057	$1,332,038

7. Notes Payable

Notes payable were comprised of the following as of March 31, 2024 and December 31, 2023:

Notes Payable	March 31, 2024	December 31, 2023
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	65,000	65,000
Total Notes Payable	125,000	125,000
Less Short-Term Notes Payable	(125,000)	(125,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of March 31, 2024, the gross balance of the note was $60,000 and accrued interest was $121,226.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. The Company made one payment of $10,000 during the fiscal year ended December 31, 2023. As of March 31, 2024, the gross balance of the note was $65,000.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2024 and December 31, 2023:

Notes Payable - Related Parties	Relationship	March 31, 2024	December 31, 2023
Cluff-Rich PC 401K	Affiliate - Controlled by Director	51,000	51,000
Debra D'ambrosio	Immediate Family Member	484,208	455,513
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Significant Shareholder	295,000	295,000
Whit Cluff	Affiliate - Director	10,300	-
Total Notes Payable - Related Parties		940,508	901,513
Less Short-Term Notes Payable - Related Parties		(930,208)	(32,895)
Total Long-Term Notes Payable - Related Parties		$10,300	$868,618

Cluff-Rich PC 401K (Affiliate – Controlled by Director) – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,142,857 shares of common stock as settlement for the accrued interest of $18,000. During the fiscal year ended December 31, 2023, the Company made a payment of $9,000 towards the principal balance. As of March 31, 2024, the gross balance of the notes was $51,000.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company has issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,200,857 shares of common stock as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of March 31, 2024, the gross balance of the note was $422,618.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $32,895 (the “Note”) for the two Notes issued from April through December 2023, which had expired. The Note bears a 5.00% interest rate and matures on December 31, 2023. As of March 31, 2024, the gross balance of the note was $32,895 and accrued interest was $4,934.

D. D’Ambrosio (Immediate Family Member of Director) – On January 8, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $22,695 (the “Note”), which bears a 5.00% interest rate and matures on January 31, 2025. As of March 31, 2024, the gross balance of the note was $22,695 and accrued interest was $2,270.

D. D’Ambrosio (Immediate Family Member of Director) – On March 15, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,000 (the “Note”), which bears a 5.00% interest rate and matures on March 31, 2025.  As of March 31, 2024, the gross balance of the note was $6,000 and accrued interest was $0.

Francis E. Rich (Immediate Family Member of Director) – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of March 31, 2024, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC (Affiliate – Controlled by Significant Shareholder) – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,928,571 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of March 31, 2024, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $10,300 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. As of March 31, 2024, the gross balance of the note was $10,300 and accrued interest was $515.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2024 and December 31, 2023:

Convertible Notes Payable	March 31, 2024	December 31, 2023
1800 Diagonal Lending	$95,074	$77,701
Total Convertible Notes Payable	95,074	77,701
Less Unamortized Discount	(66,221)	(40,161)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	28,853	37,540
Less Short-Term Convertible Notes Payable	(28,853)	(37,540)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On September 12, 2023, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on June 15, 2024 and bears 11% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. Beginning in October 2023, the Company paid $86,247 towards the principal balance of $77,698 and $8,549 in accrued interest. Beginning in September 2023, the Company has amortized $48,338 of debt discount as interest expense. As of March 31, 2024, the gross balance of the note was $38,852 and accrued interest was $4,273.

1800 Diagonal Lending LLC – On January 23, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $63,250 (the “Note”) due on October 30, 2024 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $13,250). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the three months ended March 31, 2024, the Company paid $7,871 towards the principal balance of $7,028 and $843 in accrued interest. For the three months ended March 31, 2024, the Company amortized $15,306 of debt discount to current period operations as interest expense. As of March 31, 2024, the gross balance of the note was $56,222 and accrued interest was $6,747.

10. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of March 31, 2024, there is $861,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took two short-term notes payable from Debra D’ambrosio, an immediate family member related party during the three months ended March 31, 2024. The Company received $28,695 in cash from related parties on notes payable. The Company took one long-term note payable from Whit Cluff, a director during the three months ended March 31, 2024. Whit paid expenses of the Company for $10,300 (See Note 8 for more details).

Accounts Payable – Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of March 31, 2024, there is $117,794 in accounts payable and accrued liabilities.

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

In the opinion of management, as of March 31, 2024, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before March 31, 2025. This amount is currently reported in accounts payable at March 31, 2024.

13. Discontinued Operations

During the year ended December 31, 2022, the Company decided to discontinue all of its operating activities. Based on that decision, the Company’s board of directors committed to a plan to sell the CMCS entity operating the mine in Honduras. On January 24, 2023, the Company sold its CMCS entity and all mine operations in Honduras.

In accordance with the provisions of ASC 205-20, the Company has zero reported assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the three months ended March 31, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, and consist of the following.

	Three Months Ended
	March 31, 2024	March 31, 2023
Precious Metals Income	$-	$-
Cost of goods sold	-	315,152
Gross profit	-	(315,152)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	181,519
Depreciation and amortization	-	212
	-	181,731
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(496,883)

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Interest expense	-	698
	-	698

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(497,581)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(497,581)

The Company recognized a gain on the sale of mine property in discontinued operations of $7,154,653 during the three months ended March 31, 2023. This gain was comprised of the Company’s investments in the subsidiaries and any inter-company loans that were provided to or from the subsidiaries. This gain was reported as a separate line item in discontinued operations in the consolidated statements of operations and comprehensive loss.

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the three months ended March 31, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and consist of the following.

	Three Months Ended
	March 31, 2024	March 31, 2023
DISCONTINUED OPERATING ACTIVITIES
Net loss	$-	$(497,581)
Depreciation expense	-	4,259
Changes in operating assets and liabilities:
Trade receivables	-	91
Inventories	-	(12,981)
Prepaid expenses and other current assets	-	(34,670)
Accounts payable and accrued liabilities	-	(294,243)
Accounts payable and accrued liabilities - related parties	-	834,659
Net cash provided by operating activities of discontinued operations	$-	$(466)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$-	$(652)
Net cash provided by (used in) investing activities of discontinued operations	$-	$(652)

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

This discussion should be read in conjunction with our financial statements on our 2023 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2024, the results of its consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2024 and 2023, and its consolidated cash flows for the three-month periods ended March 31, 2024 and 2023. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

According to the LOI, the Company is entitled to receive $2,700,000 in cash payments through January 2025, with such payments secured by a ten percent net smelter royalty on the Clavo Rico Mine’s production.

The Company will also receive a carried forward net profits interest royalty of five percent of the Clavo Rico mine production until payment to the Company reaches $1,000,000, subject to reduction for certain limited Clavo Rico mine expenses.

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

We had net loss of $256,980 for the three-month period ended March 31, 2024, and a net income of $15,283,733 for the three-month period ended March 31, 2023. This change in our results over the two periods is primarily the result of a decrease in interest expense of $124,288, the change of derivative liabilities of $3,221,460, the initial derivative expense of $57,116, a change in loss on extinguishment of debt of $5,897,425 and income from discontinued operations of $6,657,022. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase/
	2024	2023	(Decrease)
General and Administrative	$123,737	$291,811	$(168,074)
Depreciation and Amortization Expenses	181	179	2
Total Operating Expenses	123,918	291,990	(168,072)
Income (Loss) from Operations	(123,918)	(291,990)	168,072
Change in Derivative Liabilities	(16,258)	3,205,202	(3,221,460)
Initial Derivative Expense	(57,116)	-	(57,116)
Loss on Extinguishment of Debt	-	5,897,425	(5,897,425)
Interest Expense	(59,688)	(183,976)	124,288
Income (Loss) from Operations Before Taxes	(256,980)	8,626,661	(8,883,641)
Provision for Income Taxes	-	-	-
Net Income (Loss) from Continued Operations	(256,980)	8,626,661	(8,883,641)
Net Income (Loss) from Discontinued Operations	-	(497,581)	497,581
Gain on Sale of Mine Property in Discontinued Operations	-	7,154,653	(7,154,653)
Provision for Income Taxes on Discontinued Operations	-	-	-
Net Income (Loss) from Discontinued Operations	-	6,657,072	(6,657,072)
Net Income (Loss)	$(256,980)	$15,283,733	$(15,540,713)

Operating Expenses

Operating expenses for the three months ended March 31, 2024, and 2023 were $123,918 and $291,990, respectively. The decrease in operating expenses for 2024 compared to 2023 were comprised primarily of consulting expenses.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2024, and 2023 were ($133,062) and $8,918,651, respectively. The change in other income (expenses) of ($9,051,713) was made up of the change in derivative liabilities of $3,221,460, the change in gain on settlement of debt of $5,897,425, initial derivative expense of $57,116 and change in interest expense of ($124,288).

Net Income (Loss)

Net loss for the three months ended March 31, 2024, was $256,980 while the net income for the three months ended March 31, 2024 was $15,283,733.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2024, reflects assets of $15,402. We had cash in the amount of $12 and working capital deficit in the amount of $2,678,040 as of March 31, 2024. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2024	December 31, 2023
Current assets	$5,623	$10,002
Current liabilities	2,683,663	1,576,349
Working capital deficit	$(2,678,040)	$(1,566,347)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $29,170,562. In addition, there is a working capital deficit of $2,678,040 as of March 31, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three Months Ended March 31,
	2024	2023
Net Cash Provided by (Used in) Operating Activities	$(32,808)	$1,304,772
Net Cash Provided by (Used in) Investing Activities	-	(652)
Net Cash Provided by (Used in) Financing Activities	32,818	(1,279,072)
Effects of Exchange Rate Changes on Cash	-	1,105
Net Increase (Decrease) in Cash	$10	$26,153

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2024 was $32,808, a decrease of $1,337,580 from the $1,304,772 net cash provided during the three months ended March 31, 2023. This decrease in the cash provided by operating activities was primarily due to the payments made towards the sale of mine property of $3,435,000 and the net gain from discontinued operations in 2023.

Investing Activities

Investing activities during the three months ended March 31, 2024 used $0, an increase of $652 from the $652 used in investing activities during the three months ended March 31, 2023.

Financing Activities

Financing activities during the three months ended March 31, 2024 provided cash of $32,818, an increase of $1,311,890 from the $1,279,072 used in financing activities during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company received $28,695 in proceeds from notes payable - related parties and $50,000 in proceeds from convertible note payable. The Company made $45,877 in payments on convertible notes payable. During the three months ended March 31, 2023, the Company received $6,408 in proceeds from notes payable - related parties. The Company made $39,000 in payments on notes payable – related parties and $1,246,480 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

INCEPTION MINING INC.

Date: May 29, 2024	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

