Form 10-Q
period 2024-06-30
INCEPTION MINING INC.
filed 2024-10-15
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of October 14, 2024, there were 2,659,665,528 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2	$2
Prepaid expenses and other current assets	-	10,000
Total Current Assets	2	10,002

Property, plant and equipment, net	2,896	3,258
Right of use operating lease asset	2,593	9,595
Other assets	531	531
Total Assets	$6,022	$23,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,562,663	$1,332,038
Accrued interest - related parties	5,216	-
Operating lease liability - current portion	2,593	9,595
Note payable - current portion	125,000	125,000
Notes payable - related parties	919,738	32,895
Convertible notes payable - net of discount	238,075	37,540
Derivative liabilities	333,827	39,281
Total Current Liabilities	3,187,112	1,576,349

Long-term notes payable - related parties, net of current portion	-	868,618
Total Liabilities	3,187,112	2,444,967

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,638,874,873 shares issued and outstanding	26,389	26,389
Additional paid-in capital	26,465,611	26,465,611
Accumulated deficit	(29,673,091)	(28,913,582)
Total Stockholders' Deficit	(3,181,090)	(2,421,581)
Total Liabilities and Stockholders' Deficit	$6,022	$23,386

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating Expenses
General and administrative	$136,438	$192,027	$260,175	$483,838
Depreciation and amortization	181	181	362	360
Total Operating Expenses	136,619	192,208	260,537	484,198
Loss from Operations	(136,619)	(192,208)	(260,537)	(484,198)

Other Income/(Expenses)
Change in derivative liability	65,294	34,048	49,036	3,239,250
Initial derivative expense	(136,466)	-	(193,582)	-
Gain on extinguishment of debt	-	421,289	-	6,318,714
Interest expense	(294,738)	(20,184)	(354,426)	(204,160)
Total Other Income/(Expenses)	(365,910)	435,153	(498,972)	9,353,804

Net Income (Loss) from Operations before Income Taxes	(502,529)	242,945	(759,509)	8,869,606
Provision for Income Taxes	-	-	-	-
Net Income (Loss) from Continuing Operations	(502,529)	242,945	(759,509)	8,869,606
Net Income (Loss) from Discontinued Operations	-	-	-	(497,581)
Gain on Sale of Mine Property in Discontinued Operations	-	-	-	7,154,653
Net Income (Loss) from Discontinued Operations	-	-	-	6,657,072
Net Income (Loss)	(502,529)	242,945	(759,509)	15,526,678
Net Income (Loss) - Non-Controlling Interest	-	-	-	(13,671)
Net Income (Loss) - Controlling Interest	$(502,529)	$242,945	$(759,509)	$15,513,007

Net income (loss) per share - Continuing Operations - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss) per share - Discontinued Operations - Basic and Diluted	$-	$-	$-	$0.00
Net income (loss) per share - Basic	$(0.00)	$0.00	$(0.00)	$0.01
Net income (loss) per share - Diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average number of shares outstanding during the period - Basic	2,638,874,873	2,481,732,016	2,638,874,873	2,090,453,443
Weighted average number of shares outstanding during the period - Diluted	2,638,874,873	2,606,579,705	2,638,874,873	432,386,445,469

Net Income (Loss)	$(502,529)	$242,945	$(759,509)	$15,526,678
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	-	-	-	(86,472)
Total Comprehensive Income (Loss)	(502,529)	242,945	(759,509)	15,440,206
Total Comprehensive Income (Loss) - Non-Controlling Interest	-	-	-	-
Total Comprehensive Income (Loss) - Controlling Interest	$(502,529)	$242,945	$(759,509)	$15,440,206

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2023	51	$1	2,638,874,873	$26,389	$26,465,611	$(28,913,582)	$-	$-	$(2,421,581)
Net loss for the period	-	-	-	-	-	(256,980)	-	-	(256,980)
Balance, March 31, 2024	51	1	2,638,874,873	26,389	26,465,611	(29,170,562)	-	-	(2,678,561)
Net loss for the period	-	-	-	-	-	(502,529)	-	-	(502,529)
Balance, June 30, 2024	51	$1	2,638,874,873	$26,389	$26,465,611	$(29,673,091)	$-	$-	$(3,181,090)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2022	51	$1	244,634,016	$2,446	$8,152,715	$(41,655,570)	$(618,683)	$(11,952)	$(34,131,043)
Shares issued for services	-	-	120,000,001	1,200	121,086	-	-	-	122,286
Shares issued with extinguishment of debt	-	-	2,117,097,999	21,171	18,036,239	-	-	-	18,057,410
Effects of sale of mine property	-	-	-	-	-	-	705,155	(1,719)	703,436
Foreign currency translation adjustment	-	-	-	-	-	-	(86,472)	-	(86,472)
Net income for the period	-	-	-	-	-	15,270,062	-	13,671	15,283,733
Balance, March 31, 2023	51	1	2,481,732,016	24,817	26,310,040	(26,385,508)	-	-	(50,650)
Net income for the period	-	-	-	-	-	242,945	-	-	242,945
Balance, June 30, 2023	51	$1	2,481,732,016	$24,817	$26,310,040	$(26,142,563)	$-	$-	$192,295

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities:
Net Income (Loss)	$(759,509)	$15,526,678
Net Income from discontinued operations	-	497,581
Gain on sale of mine property in discontinued operations	-	(7,154,653)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	362	360
Common stock issued for services	-	122,286
Gain on extinguishment of debt	-	(6,318,714)
Change in derivative liability	(49,036)	(3,239,250)
Default penalty additions	88,890	-
Expenses paid in behalf of the company by related party	10,300	-
Amortization of right-of-use asset	7,002	6,664
Amortization of debt discount	219,961	31,459
Initial derivative expense	193,582	-
Changes in operating assets and liabilities:
Other receivables	-	3,105,000
Prepaid expenses and other current assets	10,000	1,984
Accounts payable and accrued liabilities	214,091	(2,899)
Accounts payable and accrued liabilities - related parties	5,216	(1,278,250)
Net Cash Provided By (Used In) Continuing Operations	(59,141)	1,298,246
Net Cash Used In Discontinued Operations	-	(466)
Net Cash Provided By (Used In) Operating Activities	(59,141)	1,297,780

Cash Flows From Investing Activities:
Investing activities of discontinued operations	-	(652)
Net Cash Used In Investing Activities	-	(652)

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(98,475)	(39,000)
Repayment of convertible notes payable	(98,784)	(1,281,340)
Proceeds from notes payable-related parties	106,400	23,208
Proceeds from convertible notes payable	150,000	-
Net Cash Provided by Continuing Financing Activities	59,141	(1,297,132)
Effects of exchange rate changes on cash	-	1,105
Net Change in Cash	-	1,101
Cash at Beginning of Period	2	-
Cash at End of Period	$2	$1,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,074	$146,248
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable acquired for sale of mine property	$-	$5,700,000
Common stock issued for settlement of notes payable - related parties	$-	$18,057,410
Recognition of debt discounts on convertible note payable	$179,800	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024

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

Since the divestiture of the Clavo Rico Mine, the Company has been operating as a consultant and advisor to the mining industry. It also has an ongoing financial interest in the Clavo Rico Mine under the LOI, with monthly payments due through February 2025 that are secured by a net smelter royalty.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during six months ended June 30, 2024, the Company recorded a net loss of $759,509 and used $59,141 in cash from operating activities. The Company has an accumulated net loss since inception of $29,673,091. In addition, there is a working capital deficiency of $3,187,110 and a stockholder’s deficiency of $3,181,090 as of June 30, 2024. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2024, the results of its consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2024 and 2023, its condensed consolidated statement of stockholders’ deficit and its consolidated cash flows for the six-month periods ended June 30, 2024 and 2023. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2024 and December 31, 2023, the Company had $2 and $2 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on June 30, 2024 are summarized below:

	Level 1	Level 2	Level 3	Total
Debt derivative liabilities	$-	$-	$333,827	$333,827
Total Liabilities	$-	$-	$333,827	$333,827

The fair value of financial instruments on December 31, 2023 are summarized below:

	Level 1	Level 2	Level 3	Total
Debt derivative liabilities	$-	$-	$39,281	$39,281
Total Liabilities	$-	$-	$39,281	$39,281

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of June 30, 2024 and December 31, 2023, notes receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,219,442 and $2,219,442, respectively, net of reserves of $2,219,442 and $2,219,442 (see Note 4 – Note Receivable).

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 393,169,044 common share equivalents have been excluded from the diluted loss per share calculation for the three and six-month periods ended June 30, 2024, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and six-month periods ended June 30, 2024 and 2023:

	For the Three Months Ended
Numerator	June 30, 2024	June 30, 2023
Net Income (Loss) - Controlling Interest	$(502,529)	$242,945
Gain on Extinguishment of Debt	-	(421,289)
Interest Expense	-	779
Change in Derivative Liabilities	-	(34,048)
Adjusted Net Loss - Controlling Interest	$(502,529)	$(211,613)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,638,874,873	2,481,732,016
Dilutive Shares	-	124,847,689
Diluted Weighted Average Number of Shares Outstanding during Period	2,638,874,873	2,606,579,705

Diluted Net Loss per Share	$(0.00)	$(0.00)

	For the Six Months Ended
Numerator	June 30, 2024	June 30, 2023
Net Income (Loss) - Controlling Interest	$(759,509)	$15,513,007
Gain on Extinguishment of Debt	-	(6,318,714)
Interest Expense	-	71,565
Change in Derivative Liabilities	-	(3,220,312)
Adjusted Net Income (Loss) - Controlling Interest	$(759,509)	$6,045,546

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,638,874,873	2,090,453,443
Dilutive Shares	-	430,295,992,026
Diluted Weighted Average Number of Shares Outstanding during Period	2,638,874,873	432,386,445,469

Diluted Net Income (Loss) per Share	$(0.00)	$0.00

Other Comprehensive Income (Loss) – Other Comprehensive income (loss) is made up of the exchange differences arising on translating foreign operations and the net loss for the six-month period ending June 30, 2023.

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

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	June 30, 2024	December 31, 2023
Operating leases
Long-term right-of-use assets	$2,593	$9,595

Short-term operating lease liabilities	$2,593	$9,595
Total operating lease liabilities	$2,593	$9,595

The Company made cash payments of $8,225 and $7,898 for the six months ended June 30, 2024 and 2023, respectively. The Company incurred rent expense of $7,400 and $7,400 for the six months ended June 30, 2024 and 2023, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2024:

Debt Derivative Liabilities
Balance, December 31, 2023	$39,281
Transfers in upon initial fair value of derivative liabilities	343,582
Change in fair value of derivative liabilities	(49,036)
Balance, June 30, 2024	$333,827

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

At June 30, 2024, the Company marked to market the fair value of the debt derivatives and determined a fair value of $333,827. The Company recorded a gain from change in fair value of debt derivatives of $49,036 and an initial derivative expense of $193,582 for the period ended June 30, 2024. The fair value of the embedded derivatives was determined using the Monte Carlo Pricing Model. The Monte Carlo Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 212.2% to 355.3% (3) weighted average risk-free interest rate of 5.13% to 5.29% (4) expected life of 0.33 to 0.63 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

In addition to the amounts already delivered under the LOI, an additional amount of $2,620,000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. The Company has received several payments leaving an outstanding balance of $2,219,442 as of June 30, 2024. MLM is currently $1,540,000 behind on payments. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions. However, the Company has elected to create an allowance for doubtful collection of this note for the full outstanding balance of $2,219,442 as of June 30, 2024.

The following table summarizes the note receivable of the Company as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,219,442	$2,700,000
Less: Payments received	-	(480,558)
Total Note Receivable outstanding	2,219,442	2,219,442
Less: Allowance for Doubtful Note Receivable	(2,219,442)	(2,219,442)
Total Note Receivable	$-	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(24,099)	(23,737)
Total Property, Plant and Equipment	$2,896	$3,258

During the six months ended June 30, 2024 and 2023, the Company recognized depreciation expense of $362 and $360, respectively.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Accounts Payable	$408,305	$348,902
Accrued Liabilities	936,805	786,807
Accrued Salaries and Benefits	60,886	69,249
Accrued Interest Payable	156,667	127,080
Total Accrued Liabilities	$1,562,663	$1,332,038

7. Notes Payable

Notes payable were comprised of the following as of June 30, 2024 and December 31, 2023:

Notes Payable	June 30, 2024	December 31, 2023
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	65,000	65,000
Total Notes Payable	125,000	125,000
Less Short-Term Notes Payable	(125,000)	(125,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of June 30, 2024, the gross balance of the note was $60,000 and accrued interest was $123,919.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. The Company made one payment of $10,000 during the fiscal year ended December 31, 2023. As of June 30, 2024, the gross balance of the note was $65,000.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of June 30, 2024 and December 31, 2023:

Notes Payable - Related Parties	Relationship	June 30, 2024	December 31, 2023
Cluff-Rich PC 401K	Affiliate - Controlled by Director	51,000	51,000
Debra D'ambrosio	Immediate Family Member	463,438	455,513
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Significant Shareholder	295,000	295,000
Whit Cluff	Affiliate - Director	10,300	-
Total Notes Payable - Related Parties		919,738	901,513
Less Short-Term Notes Payable - Related Parties		(919,738)	(32,895)
Total Long-Term Notes Payable - Related Parties		$-	$868,618

Cluff-Rich PC 401K (Affiliate – Controlled by Director) – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,142,857 shares of common stock as settlement for the accrued interest of $18,000. During the fiscal year ended December 31, 2023, the Company made a payment of $9,000 towards the principal balance. As of June 30, 2024, the gross balance of the notes was $51,000.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company has issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,200,857 shares of common stock as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of June 30, 2024, the gross balance of the note was $422,618.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $32,895 (the “Note”) for the two Notes issued from April through December 2023, which had expired. The Note bears a 5.00% interest rate and matures on December 31, 2023. During the three months ended June 30, 2024, the Company paid the principal balance of $32,895. As of June 30, 2024, the gross balance of the note was $0 and accrued interest was $1,645.

D. D’Ambrosio (Immediate Family Member of Director) – On January 8, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $106,400 and made payments of $65,580 (the “Note”), which bears a 5.00% interest rate and matures on January 31, 2025. As of June 30, 2024, the gross balance of the note was $34,280 and accrued interest was $3,056.

D. D’Ambrosio (Immediate Family Member of Director) – On March 15, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,000 (the “Note”), which bears a 5.00% interest rate and matures on March 31, 2025.  As of March 31, 2024, the gross balance of the note was $6,000 and accrued interest was $0.

Francis E. Rich (Immediate Family Member of Director) – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of June 30, 2024, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC (Affiliate – Controlled by Significant Shareholder) – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,928,571 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of June 30, 2024, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $10,300 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. As of June 30, 2024, the gross balance of the note was $10,300 and accrued interest was $515.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2024 and December 31, 2023:

Convertible Notes Payable	June 30, 2024	December 31, 2023
1800 Diagonal Lending	$238,075	$77,701
Total Convertible Notes Payable	238,075	77,701
Less Unamortized Discount	(-)	(40,161)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	238,075	37,540
Less Short-Term Convertible Notes Payable	(238,075)	(37,540)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On September 12, 2023, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on June 15, 2024 and bears 11% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. Beginning in October 2023, the Company paid $129,368 towards the principal balance of $116,550 and $12,818 in accrued interest. Beginning in September 2023, the Company has amortized $50,065 of debt discount as interest expense. As of June 30, 2024, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC – On January 23, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $63,250 (the “Note”) due on October 30, 2024 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $13,250). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the six months ended June 30, 2024, the Company paid $23,613 towards the principal balance of $21,083 and $2,530 in accrued interest. For the six months ended June 30, 2024, the Company amortized $63,250 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $21,083 and interest of $2,530. As of June 30, 2024, the gross balance of the note was $63,250 and accrued interest was $8,700.

1800 Diagonal Lending LLC – On May 3, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on February 15, 2025 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 35% discount of the lowest trading price of the common stock during the 10 trading day period prior to conversion. For the six months ended June 30, 2024, the Company amortized $116,550 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $58,275 and interest of $6,993. As of June 30, 2024, the gross balance of the note was $174,825 and accrued interest was $24,047.

10. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with a stockholder/director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of June 30, 2024, there is $936,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took two short-term notes payable from Debra D’Ambrosio, an immediate family member related party during the six months ended June 30, 2024. The Company received $7,925 in cash from related parties on notes payable. The Company took one long-term note payable from Whit Cluff, a director during the six months ended June 30, 2024. Whit paid expenses of the Company for $10,300 (See Note 8 for more details).

Accounts Payable – Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of June 30, 2024, there is $138,947 in accounts payable and accrued liabilities.

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

In the opinion of management, as of June 30, 2024, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before March 31, 2025. This amount is currently reported in accounts payable and accrued liabilities at June 30, 2024.

13. Discontinued Operations

During the year ended December 31, 2022, the Company decided to discontinue all of its operating activities. Based on that decision, the Company’s board of directors committed to a plan to sell the CMCS entity operating the mine in Honduras. On January 24, 2023, the Company sold its CMCS entity and all mine operations in Honduras.

In accordance with the provisions of ASC 205-20, the Company has zero reported assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the six months ended June 30, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024 and 2023, and consist of the following.

	Six months Ended
	June 30, 2024	June 30, 2023
Precious Metals Income	$-	$-
Cost of goods sold	-	315,152
Gross profit	-	(315,152)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	181,519
Depreciation and amortization	-	212
	-	181,731
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(496,883)

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Interest expense	-	698
	-	698

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(497,581)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(497,581)

The Company recognized a gain on the sale of mine property in discontinued operations of $7,154,653 during the six months ended June 30, 2023. This gain was comprised of the Company’s investments in the subsidiaries and any inter-company loans that were provided to or from the subsidiaries. This gain was reported as a separate line item in discontinued operations in the consolidated statements of operations and comprehensive loss.

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the six months ended June 30, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and consist of the following.

	Six months Ended
	June 30, 2024	June 30, 2023
DISCONTINUED OPERATING ACTIVITIES
Net loss	$-	$(497,581)
Depreciation expense	-	4,259
Changes in operating assets and liabilities:
Trade receivables	-	91
Inventories	-	(12,981)
Prepaid expenses and other current assets	-	(34,670)
Accounts payable and accrued liabilities	-	(294,243)
Accounts payable and accrued liabilities - related parties	-	834,659
Net cash provided by operating activities of discontinued operations	$-	$(466)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$-	$(652)
Net cash provided by (used in) investing activities of discontinued operations	$-	$(652)

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2024, the results of its consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2024 and 2023, and its consolidated cash flows for the six-month periods ended June 30, 2024 and 2023. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Current Operations

Since the Divestiture of the Clavo Rico Mine, the Company has been operating as a consultant and advisor to the mining industry. It also has an ongoing financial interest in the Clavo Rico Mine under the LOI.

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

Results of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

We had net loss of $505,529 for the three-month period ended June 30, 2024, and a net income of $242,945 for the three-month period ended June 30, 2023. This change in our results over the two periods is primarily the result of a decrease in interest expense of $274,554, the change of derivative liabilities of $31,246, the initial derivative expense of $136,466, a change in gain on extinguishment of debt of $421,289. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Increase/
	2024	2023	(Decrease)
General and Administrative	$136,438	$192,027	$(55,589)
Depreciation and Amortization Expenses	181	181	-
Total Operating Expenses	136,619	192,208	(55,589)
Income (Loss) from Operations	(136,619)	(192,208)	55,589
Change in Derivative Liabilities	65,294	34,048	31,246
Initial Derivative Expense	(136,466)	-	(136,466)
Gain on Extinguishment of Debt	-	421,289	(421,289)
Interest Expense	(294,738)	(20,184)	(274,554)
Income (Loss) from Operations Before Taxes	(502,529)	242,945	(745,474)
Provision for Income Taxes	-	-
Net Income (Loss) from Continued Operations	(502,529)	242,945	(745,474)
Net Income (Loss) from Discontinued Operations	-	-	-
Gain on Sale of Mine Property in Discontinued Operations	-	-	-
Provision for Income Taxes on Discontinued Operations	-	-	-
Net Income (Loss) from Discontinued Operations	-	-	-
Net Income (Loss)	$(502,529)	$242,945	$(745,474)

Operating Expenses

Operating expenses for the three months ended June 30, 2024, and 2023 were $136,619 and $192,208, respectively. The decrease in operating expenses for 2024 compared to 2023 were comprised primarily of a decrease in consulting expenses.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2024, and 2023 were ($365,910) and $435,153, respectively. The change in other income (expenses) of ($801,063) was made up of the change in derivative liabilities of $31,246, the change in gain on settlement of debt of ($421,289), initial derivative expense of ($136,466) and change in interest expense of ($274,554).

Net Income (Loss)

Net loss for the three months ended June 30, 2024, was $502,529 while the net income for the three months ended June 30, 2023 was $242,945.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

We had net loss of $759,509 for the six-month period ended June 30, 2024, and a net income of $15,526,678 for the six-month period ended June 30, 2023. This change in our results over the two periods is primarily the result of a decrease in interest expense of $150,266, the change of derivative liabilities of ($3,190,214), the initial derivative expense of ($193,582), a change in loss on extinguishment of debt of ($6,318,714) and income from discontinued operations of $6,657,072. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Increase/
	2024	2023	(Decrease)
General and Administrative	$260,175	$483,838	$(223,663)
Depreciation and Amortization Expenses	362	360	2
Total Operating Expenses	260,537	484,198	(223,661)
Loss from Operations	(260,537)	(484,198)	223,661
Change in Derivative Liabilities	49,036	3,239,250	(3,190,214)
Initial Derivative Expense	(193,582)	-	(193,582)
Gain on Extinguishment of Debt	-	6,318,714	(6,318,714)
Interest Expense	(354,426)	(204,160)	(150,266)
Loss from Operations Before Taxes	(759,509)	8,869,606	(9,629,115)
Provision for Income Taxes	-	-	-
Net Income (Loss) from Continued Operations	(759,509)	8,869,606	(9,629,115)
Net Loss from Discontinued Operations	-	(497,581)	497,581
Gain on Sale of Mine Property in Discontinued Operations	-	7,154,653	(7,154,653)
Provision for Income Taxes on Discontinued Operations	-	-	-
Net Income from Discontinued Operations	-	6,657,072	(6,657,072)
Net Income (Loss)	$(759,509)	$15,526,678	$(16,286,187)

Operating Expenses

Operating expenses for the six months ended June 30, 2024, and 2023 were $260,537 and $484,198, respectively. The decrease in operating expenses for 2024 compared to 2023 were comprised primarily of a decrease in consulting expenses.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2024, and 2023 were ($498,972) and $9,353,804, respectively. The change in other income (expenses) of ($9,852,776) was made up of the change in derivative liabilities of ($3,190,214), the change in gain on settlement of debt of ($6,318,714), initial derivative expense of ($193,582) and change in interest expense of ($150,266).

Net Income (Loss)

Net loss for the six months ended June 30, 2024, was $759,509 while the net income for the six months ended June 30, 2023 was $15,526,678.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2024, reflects assets of $6,022. We had cash in the amount of $2 and working capital deficit in the amount of $3,187,110 as of June 30, 2024. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2024	December 31, 2023
Current assets	$2	$10,002
Current liabilities	3,187,112	1,576,349
Working capital deficit	$(3,187,110)	$(1,566,347)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $29,673,091. In addition, there is a working capital deficit of $3,187,110 as of June 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six months Ended June 30,
	2024	2023
Net Cash Provided by (Used in) Operating Activities	$(59,141)	$1,297,780
Net Cash Provided by (Used in) Investing Activities	-	(652)
Net Cash Provided by (Used in) Financing Activities	59,141	(1,297,132)
Effects of Exchange Rate Changes on Cash	-	1,105
Net Increase (Decrease) in Cash	$-	$1,101

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2024 was $59,141, a decrease of $1,356,921 from the $1,297,780 net cash provided during the six months ended June 30, 2023. This decrease in the cash provided by operating activities was primarily due to the payments made towards the sale of mine property of $3,435,000 and the net gain from discontinued operations in 2023.

Investing Activities

Investing activities during the six months ended June 30, 2024 used $0, an increase of $652 from the $652 used in investing activities during the six months ended June 30, 2023.

Financing Activities

Financing activities during the six months ended June 30, 2024 provided cash of $59,141, an increase of $1,356,273 from the $1,297,132 used in financing activities during the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company received $106,400 in proceeds from notes payable - related parties and $150,000 in proceeds from convertible note payable. The Company made $98,475 in payments on notes payable – related parties and $98,784 in payments on convertible notes payable. During the six months ended June 30, 2023, the Company received $23,208 in proceeds from notes payable - related parties. The Company made $39,000 in payments on notes payable – related parties and $1,281,340 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

On March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants"), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company intends to pursue the lawsuit aggressively. Despite several attempts, the Company has not yet effected service of process on Mother Lode Mining, Inc.

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

INCEPTION MINING INC.

Date: October 15, 2024	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

