Form 10-Q
period 2024-09-30
INCEPTION MINING INC.
filed 2024-11-14
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024 there were 2,659,744,438 shares of the registrant’s common stock issued and outstanding.

INCEPTION MINING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024, and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2024, and 2023 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024, and 2023 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Protocols	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signature Page		25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Inception Mining, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$2
Prepaid expenses and other current assets	-	10,000
Total Current Assets	-	10,002

Property, plant and equipment, net	2,713	3,258
Right of use operating lease asset	-	9,595
Other assets	531	531
Total Assets	$3,244	$23,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,684,764	$1,332,038
Accrued interest - related parties	5,216	-
Operating lease liability - current portion	-	9,595
Note payable - current portion	125,000	125,000
Notes payable - related parties	924,883	32,895
Convertible notes payable - net of discount	226,075	37,540
Derivative liabilities	473,299	39,281
Total Current Liabilities	3,439,237	1,576,349

Long-term notes payable - related parties, net of current portion	-	868,618
Total Liabilities	3,439,237	2,444,967

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,659,774,438 and 2,638,874,873 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	26,597	26,389
Additional paid-in capital	26,490,446	26,465,611
Accumulated deficit	(29,953,037)	(28,913,582)
Total Stockholders' Deficit	(3,435,993)	(2,421,581)
Total Liabilities and Stockholders' Deficit	$3,244	$23,386

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating Expenses
General and administrative	$109,742	$479,855	$369,917	$963,693
Depreciation and amortization	182	182	544	542
Total Operating Expenses	109,924	480,037	370,461	964,235
Loss from Operations	(109,924)	(480,037)	(370,461)	(964,235)

Other Income/(Expenses)
Change in derivative liability	(139,472)	264,204	(90,436)	3,503,454
Initial derivative expense	-	(255,779)	(193,582)	(255,779)
Gain (loss) on extinguishment of debt	(13,043)	388	(13,043)	6,319,102
Interest expense	(17,507)	(62,835)	(371,933)	(266,995)
Total Other Income/(Expenses)	(170,022)	(54,022)	(668,994)	9,299,782

Net Income (Loss) from Operations before Income Taxes	(279,946)	(534,059)	(1,039,455)	8,335,547
Provision for Income Taxes	-	-	-	-
Net Income (Loss) from Continuing Operations	(279,946)	(534,059)	(1,039,455)	8,335,547
Net Loss from Discontinued Operations	-	-	-	(497,581)
Gain on Sale of Mine Property in Discontinued Operations	-	-	-	7,154,653
Provision for Income Taxes on Discontinued Operations	-	-	-	-
Net Income from Discontinued Operations	-	-	-	6,657,072
Net Income (Loss)	(279,946)	(534,059)	(1,039,455)	14,992,619
Net Loss - Non-Controlling Interest	-	-	-	(13,671)
Net Income (Loss) - Controlling Interest	$(279,946)	$(534,059)	$(1,039,455)	$14,978,948

Net income (loss) per share - Continuing Operations - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00
Net income per share - Discontinued Operations - Basic and Diluted	$-	$-	$-	$0.00
Net income (loss) per share - Basic	$(0.00)	$(0.00)	$(0.00)	$0.01
Net income (loss) per share - Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average number of shares outstanding during the period - Basic	2,652,258,616	2,495,396,612	2,643,368,684	2,226,917,808
Weighted average number of shares outstanding during the period - Diluted	2,652,258,616	2,495,396,612	2,643,368,684	432,522,909,834

Net Income (Loss)	$(279,946)	$(534,059)	$(1,039,455)	$14,992,619
Other Comprehensive Loss
Exchange differences arising on translating foreign operations	-	-	-	(86,472)
Total Comprehensive Income (Loss)	(279,946)	(534,059)	(1,039,455)	14,906,147
Total Comprehensive Income (Loss) - Non-Controlling Interest	-	-	-	-
Total Comprehensive Income (Loss) - Controlling Interest	$(279,946)	$(534,059)	$(1,039,455)	$14,906,147

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2023	51	$1	2,638,874,873	$26,389	$26,465,611	$(28,913,582)	$-	$-	$(2,421,581)
Net loss for the period	-	-	-	-	-	(256,980)	-	-	(256,980)
Balance, March 31, 2024	51	1	2,638,874,873	26,389	26,465,611	(29,170,562)	-	-	(2,678,561)
Net loss for the period	-	-	-	-	-	(502,529)	-	-	(502,529)
Balance, June 30, 2024	51	1	2,638,874,873	26,389	26,465,611	(29,673,091)	-	-	(3,181,090)
Shares issued with extinguishment of debt	-	-	20,869,565	208	24,835	-	-	-	25,043
Net loss for the period	-	-	-	-	-	(279,946)	-	-	(279,946)
Balance, September 30, 2024	51	$1	2,659,744,438	$26,597	$26,490,446	$(29,953,037)	$-	$-	$(3,435,993)

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Deficiency
Balance, December 31, 2022	51	$1	244,634,016	$2,446	$8,152,715	$(41,655,570)	$(618,683)	$(11,952)	$(34,131,043)
Shares issued for services	-	-	120,000,001	1,200	121,086	-	-	-	122,286
Shares issued with extinguishment of debt	-	-	2,117,097,999	21,171	18,036,239	-	-	-	18,057,410
Effects of sale of mine property	-	-	-	-	-	-	705,155	(1,719)	703,436
Foreign currency translation adjustment	-	-	-	-	-	-	(86,472)	-	(86,472)
Net income for the period	-	-	-	-	-	15,270,062	-	13,671	15,283,733
Balance, March 31, 2023	51	1	2,481,732,016	24,817	26,310,040	(26,385,508)	-	-	(50,650)
Net income for the period	-	-	-	-	-	242,945	-	-	242,945
Balance, June 30, 2023	51	1	2,481,732,016	24,817	26,310,040	(26,142,563)	-	-	192,295
Shares issued for services	-	-	157,142,857	1,572	155,571	-	-	-	157,143
Net loss for the period	-	-	-	-	-	(534,059)	-	-	(534,059)
Balance, September 30, 2023	51	$1	2,638,874,873	$26,389	$26,465,611	$(26,676,622)	$-	$-	$(184,621)

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,039,455)	$14,992,619
Net Income from discontinued operations	-	497,581
Gain on sale of mine property in discontinued operations	-	(7,154,653)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	544	542
Common stock issued for services	-	279,429
(Gain) Loss on extinguishment of debt	13,043	(6,319,102)
Change in derivative liability	90,436	(3,503,454)
Default penalty additions	88,890	-
Expenses paid in behalf of the company by related party	10,300	-
Amortization of right-of-use asset	9,595	10,088
Amortization of debt discount	219,961	74,702
Initial derivative expense	193,582	255,779
Changes in operating assets and liabilities:
Other receivables	-	3,435,000
Prepaid expenses and other current assets	10,000	2,717
Accounts payable and accrued liabilities	333,600	(33,558)
Accounts payable and accrued liabilities - related parties	5,216	(1,278,250)
Net Cash Provided By (Used In) Continuing Operations	(64,288)	1,259,440
Net Cash Used In Discontinued Operations	-	(466)
Net Cash Provided By (Used In) Operating Activities	(64,288)	1,258,974

Cash Flows From Investing Activities:
Investing activities of discontinued operations	-	(652)
Net Cash Used In Investing Activities	-	(652)

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(98,475)	(39,000)
Repayment of convertible notes payable	(98,784)	(1,304,580)
Proceeds from notes payable-related parties	111,545	24,778
Proceeds from convertible notes payable	150,000	100,000
Net Cash Provided By (Used In) Continuing Financing Activities	64,286	(1,218,802)
Effects of exchange rate changes on cash	-	1,105
Net Change in Cash	(2)	40,625
Cash at Beginning of Period	2	-
Cash at End of Period	$-	$40,625

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,074	$146,248
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable acquired for sale of mine property	$-	$5,700,000
Common stock issued for conversion of debt	$25,043	$-
Common stock issued for settlement of notes payable - related parties	$-	$18,057,410
Recognition of debt discounts on convertible note payable	$179,800	$380,879

See accompanying notes to the unaudited condensed consolidated financial statements.

Inception Mining, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $1,039,455 during the nine-month period ended September 30, 2024 and had a working capital deficit of $3,439,237 as of September 30, 2024. These along with other factors indicate that the Company has substantial doubt of being able to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2024, the results of its consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2024, its condensed consolidated statement of stockholders’ deficit and its consolidated cash flows for the nine-month period ended September 30, 2024. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2024 and December 31, 2023, the Company had $0 and $2 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on September 30, 2024 are summarized below:

	Level 1	Level 2	Level 3	Total
Debt derivative liabilities	$-	$-	$473,299	$473,299
Total Liabilities	$-	$-	$473,299	$473,299

The fair value of financial instruments on December 31, 2023 are summarized below:

	Level 1	Level 2	Level 3	Total
Debt derivative liabilities	$-	$-	$39,281	$39,281
Total Liabilities	$-	$-	$39,281	$39,281

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of September 30, 2024 and December 31, 2023, notes receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,219,442 and $2,219,442, respectively, net of reserves of $2,219,442 and $2,219,442 (see Note 4 – Note Receivable).

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

Building	7 to 15 years
Vehicles and equipment	3 to 7 years
Furniture and fixtures	2 to 3 years
Processing and laboratory	5 to 15 years

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 1,027,272,654 and 278,699,849 common share equivalents have been excluded from the diluted loss per share calculation for the three-month periods ended September 30, 2024 and 2023, respectively, because it would be anti-dilutive. 1,027,272,654 and 0 common share equivalents have been excluded from the diluted loss per share calculation for the nine-month periods ended September 30, 2024 and 2023, respectively, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three and nine-month periods ended September 30, 2024 and 2023:

	For the Three Months Ended
Numerator	September 30, 2024	September 30, 2023
Net Income (Loss) - Controlling Interest	$(279,946)	$(534,059)
Gain on Extinguishment of Debt	-	-
Interest Expense	-	-
Change in Derivative Liabilities	-	-
Adjusted Net Income (Loss) - Controlling Interest	$(279,946)	$(534,059)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,652,258,616	2,495,396,612
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	2,652,258,616	2,495,396,612

Diluted Net Income (Loss) per Share	$(0.00)	$(0.00)

	For the Nine Months Ended
Numerator	September 30, 2024	September 30, 2023
Net Income (Loss) - Controlling Interest	$(1,039,455)	$14,978,948
Gain on Extinguishment of Debt	-	(6,319,102)
Interest Expense	-	72,790
Change in Derivative Liabilities	-	(3,220,312)
Adjusted Net Income (Loss) - Controlling Interest	$(1,039,455)	$5,512,324

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,643,368,684	2,226,917,808
Dilutive Shares	-	430,295,992,026
Diluted Weighted Average Number of Shares Outstanding during Period	2,643,368,684	432,522,909,834

Diluted Net Income (Loss) per Share	$(0.00)	$0.00

Other Comprehensive Income (Loss) – Other Comprehensive income (loss) is made up of the exchange differences arising on translating foreign operations and the net loss for the three and nine-month periods ending September 30, 2024 and 2023.

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expired in August 2024 and is now a month-to-month lease.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	September 30, 2024	December 31, 2023
Operating leases
Long-term right-of-use assets	$-	$9,595

Short-term operating lease liabilities	$-	$9,595
Long-term operating lease liabilities	-	-
Total operating lease liabilities	$-	$9,595

The Company made cash payments of $9,595 and $12,732 for the nine months ended September 30, 2024 and 2023, respectively. The Company incurred rent expense of $10,633 and $11,111 for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2024:

Debt Derivative Liabilities
Balance, December 31, 2023	$39,281
Transfers in upon initial fair value of derivative liabilities	343,582
Change in fair value of derivative liabilities and warrant liability	90,436
Balance, September 30, 2024	$473,299

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

At September 30, 2024, the Company marked to market the fair value of the debt derivatives and determined a fair value of $473,299. The Company recorded a loss from change in fair value of debt derivatives of $90,436 for the period ended September 30, 2024. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model. The Binomial Option Pricing Model was based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 258.0% and 295.4%, (3) risk-free interest rate of 4.45% and 4.81% (4) expected life of 0.08 and 0.38 years, and (5) the quoted market price of the Company’s common stock at each valuation date.

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

The following table summarizes the note receivable of the Company as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,219,442	$2,700,000
Less: Payments received	-	(480,558)
Total Note Receivable outstanding	2,219,442	2,219,442
Less: Allowance for Doubtful Note Receivable	(2,219,442)	(2,219,442)
Total Note Receivable	$-	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(24,282)	(23,737)
Total Property, Plant and Equipment	$2,713	$3,258

During the nine months ended September 30, 2024 and 2023, the Company recognized depreciation expense of $544 and $542, respectively.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Accounts Payable	$442,896	$348,902
Accrued Liabilities	1,011,812	786,807
Accrued Salaries and Benefits	55,882	69,249
Accrued Interest Payable	174,174	127,080
Total Accrued Liabilities	$1,684,764	$1,332,038

7. Notes Payable

Notes payable were comprised of the following as of September 30, 2024 and December 31, 2023:

Notes Payable	September 30, 2024	December 31, 2023
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	65,000	65,000
Total Notes Payable	125,000	125,000
Less Short-Term Notes Payable	(125,000)	(125,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of September 30, 2024, the gross balance of the note was $60,000 and accrued interest was $126,641.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. As of September 30, 2024, the gross balance of the note was $65,000.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of September 30, 2024 and December 31, 2023:

Notes Payable - Related Parties	Relationship	September 30, 2024	December 31, 2023
Cluff-Rich PC 401K	Affiliate - Controlled by Director	51,000	51,000
Debra D'ambrosio	Immediate Family Member	468,583	455,513
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Significant Shareholder	295,000	295,000
Whit Cluff	Affiliate - Director	10,300	-
Total Notes Payable - Related Parties		924,883	901,513
Less Short-Term Notes Payable - Related Parties		(924,883)	(32,895)
Total Long-Term Notes Payable - Related Parties		$-	$868,618

Cluff-Rich PC 401K – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,142,857 shares of common stock on February 1, 2023 as settlement for the accrued interest of $18,000. During the nine months ended September 30, 2023, the Company made a payment of $9,000 towards the principal balance. As of September 30, 2024, the gross balance of the notes was $51,000.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,200,857 shares of common stock on February 1, 2023 as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of September 30, 2024, the gross balance of the note was $422,618.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $32,895 (the “Note”) for the two Notes issued from April through December 2023, which had expired. The Note bears a 5.00% interest rate and matures on December 31, 2023. During the nine months ended September 30, 2024, the Company paid the principal balance of $32,895. As of September 30, 2024, the gross balance of the note was $0.

D. D’Ambrosio (Immediate Family Member of Director) – On January 31, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $22,695 (the “Note”), which bears a 5.00% interest rate and matures on January 31, 2025. During the nine months ended September 30, 2024, the Company paid the principal balance of $22,695. As of September 30, 2024, the gross balance of the note was $0.

D. D’Ambrosio (Immediate Family Member of Director) – On March 31, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,000 (the “Note”), which bears a 5.00% interest rate and matures on March 31, 2025. During the nine months ended September 30, 2024, the Company paid the principal balance of $6,000. As of September 30, 2024, the gross balance of the note was $0.

D. D’Ambrosio (Immediate Family Member of Director) – On May 1, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $32,455 (the “Note”), which bears a 5.00% interest rate and matures on December 31, 2024. During the nine months ended September 30, 2024, the Company paid the principal balance of $32,455. As of September 30, 2024, the gross balance of the note was $0.

D. D’Ambrosio (Immediate Family Member of Director) – During June through September, 2024, the Company received funds in the amount of $50,395. On October 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $50,395 (the “Note”), which bears a 5.00% interest rate and matures on October 31, 2025. During the nine months ended September 30, 2024, the Company made payments of $4,430 towards the principal balance. As of September 30, 2024, the gross balance of the note was $45,965.

Francis E. Rich – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of September 30, 2024, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,928,571 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of September 30, 2024, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $10,300 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. As of September 30, 2024, the gross balance of the note was $10,300 and accrued interest was $515.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2024 and December 31, 2023:

Convertible Notes Payable	September 30, 2024	December 31, 2023
1800 Diagonal Lending	$226,075	$77,701
Total Convertible Notes Payable	226,075	77,701
Less Unamortized Discount	-	(40,161)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	226,075	37,540
Less Short-Term Convertible Notes Payable	(226,075)	(37,540)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On September 12, 2023, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on June 15, 2024 and bears 11% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. Beginning in October 2023, the Company paid $86,248 towards the principal balance of $77,701 and $8,547 in accrued interest. Beginning in September 2023, the Company has amortized $50,065 of debt discount as interest expense. As of September 30, 2024, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC – On January 23, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $63,250 (the “Note”) due on October 30, 2024 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $13,250). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the nine months ended September 30, 2024, the Company paid $23,613 towards the principal balance of $21,083 and $2,530 in accrued interest. For the nine months ended September 30, 2024, the Company amortized $63,250 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $21,083 and interest of $2,530. As of September 30, 2024, the gross balance of the note was $51,250 and accrued interest was $12,628.

1800 Diagonal Lending LLC – On May 3, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on February 15, 2025 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 35% discount of the lowest trading price of the common stock during the 10 trading day period prior to conversion. For the nine months ended September 30, 2024, the Company amortized $116,550 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $58,275 and interest of $6,993. As of September 30, 2024, the gross balance of the note was $174,825 and accrued interest was $34,905.

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

On August 2, 2024 the Company issued 20,869,565 restricted shares of Common Stock to 1800 Diagonal Lending LLC upon the conversion of $12,000 in existing debt owed to the shareholder that has been accrued by the Company.

11. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with stockholder/director Trent D’Ambrosio. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of September 30, 2024, there is $1,011,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took five short-term notes payable from Debra D’ambrosio, an immediate family member related party during the nine months ended September 30, 2024. The Company received $111,545 in cash from related parties and paid out $98,475 in cash to related parties on notes payable (See Note 8 for more details).

Accounts Payable – Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of September 30, 2024, there is $172,331 in accounts payable and accrued liabilities.

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

In the opinion of management, as of September 30, 2024, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before March 31, 2025. This amount is currently reported in accounts payable and accrued liabilities at September 30, 2024.

13. Discontinued Operations

During the year ended December 31, 2023, the Company decided to discontinue all of its operating activities. Based on that decision, the Company’s board of directors committed to a plan to sell the CMCS entity operating the mine in Honduras.

In accordance with the provisions of ASC 205-20, the Company has zero reported assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the nine months ended September 30, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024 and 2023, and consist of the following.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Precious Metals Income	$-	$-
Cost of goods sold	-	315,152
Gross profit	-	(315,152)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	181,519
Depreciation and amortization	-	212
	-	181,731
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(496,883)

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	-	-
Interest expense	-	698
	-	698

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(497,581)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(497,581)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the nine months ended September 30, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and consist of the following.

	Nine Months Ended
	September 30, 2024	September 30, 2023
DISCONTINUED OPERATING ACTIVITIES
Net loss	$-	$(497,581)
Depreciation expense	-	4,259
Changes in operating assets and liabilities:
Trade receivables	-	91
Inventories	-	(12,981)
Prepaid expenses and other current assets	-	(34,670)
Accounts payable and accrued liabilities	-	(294,243)
Accounts payable and accrued liabilities - related parties	-	834,659
Net cash provided by operating activities of discontinued operations	$-	$(466)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$-	$(652)
Net cash provided by (used in) investing activities of discontinued operations	$-	$(652)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Payments on finance leases	$-	$-
Proceeds from notes payable	-	-
Net cash used in financing activities of discontinued operations	$-	$-

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2024, the results of its consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2024 and 2023, and its consolidated cash flows for the nine-month periods ended September 30, 2024 and 2023. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

According to the LOI, the Company is entitled to receive $2,700,000 in cash payments through January 2025, with such payments secured by a ten percent net smelter royalty on the Clavo Rico Mine’s production. The Company has fully allowed against this receivable due to the uncertainty of collecting.

The Company will also receive a carried forward net profits interest royalty of five percent of the Clavo Rico mine production until payment to the Company reaches $1,000,000, subject to reduction for certain limited Clavo Rico mine expenses.

Results of Operations

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

We had net loss of $279,946 for the three-month period ended September 30, 2024, and a net loss of $534,059 for the three-month period ended September 30, 2023. This change in our results over the two periods is primarily the result of a decrease in general and administrative expenses, the change in derivative liabilities of $403,676, the change in initial derivative expense and change in interest expense of $45,238. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase/
	2024	2023	(Decrease)
General and Administrative	$109,742	$479,855	$(370,113)
Depreciation and Amortization Expenses	182	182	-
Total Operating Expenses	109,924	480,037	(370,113)
Loss from Operations	(109,924)	(480,037)	370,113
Change in Derivative Liabilities	(139,472)	264,204	(403,676)
Initial Derivative Expense	-	(255,779)	255,779
Gain (Loss) on Extinguishment of Debt	(13,043)	388	(13,431)
Interest Expense	(17,507)	(62,835)	45,328
Total Other Income (Expenses)	(170,022)	(54,022)
Loss from Operations Before Taxes	(279,946)	(534,059)	254,113
Provision for Income Taxes	-	-	-
Net Loss	$(279,946)	$(534,059)	$254,113

Operating Expenses

Operating expenses for the three months ended September 30, 2024, and 2023 were $109,924 and $480,037, respectively. The decrease in operating expenses for 2024 compared to 2023 were comprised primarily of consulting expenses.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2024, and 2023 were ($170,022) and ($54,022), respectively. The change in other income (expenses) of ($116,000) was primarily made up of the change in derivative liabilities of ($403,676), the change in initial derivative expense of $255,779 and change in interest expense of $45,328.

Net Income (Loss)

Net loss for the three months ended September 30, 2024, was $279,946 while the net loss for the three months ended September 30, 2023 was $534,059.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

We had net loss of $1,039,455 for the nine-month period ended September 30, 2024, and a net income of $14,992,619 for the nine-month period ended September 30, 2023. This change in our results over the two periods is primarily the result of the change in derivative liabilities of $3,593,890, the gain on sale of mine property of $7,154,653, the change in gain on extinguishment of debt of $6,332,145 and the change in interest expense of $104,938. The following table summarizes key items of comparison and their related increase (decrease) for the nine-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Increase/
	2024	2023	(Decrease)
General and Administrative	$369,917	$963,693	$(593,776)
Depreciation and Amortization Expenses	544	542	2
Total Operating Expenses	370,461	964,235	(593,774)
Loss from Operations	(370,461)	(964,235)	593,774
Change in Derivative Liabilities	(90,436)	3,503,454	(3,593,890)
Initial Derivative Expense	(193,582)	(255,779)	62,197
Gain (Loss) on Extinguishment of Debt	(13,043)	6,319,102	(6,332,145)
Interest Expense	(371,933)	(266,995)	(104,938)
Total Other Income (Expenses)	(668,994)	9,299,782
Income (Loss) from Operations Before Taxes	(1,039,455)	8,335,547	(9,375,002)
Provision for Income Taxes	-	-	-
Net Income (Loss) from Continued Operations	(1,039,455)	8,335,547	(9,375,002)
Net Income (Loss) from Discontinued Operations	-	(497,581)	497,581
Gain on Sale of Mine Property in Discontinued Operations	-	7,154,653	(7,154,653)
Net Income (Loss) from Discontinued Operations	-	6,657,072	(6,657,072)
Net Income (Loss)	$(1,039,455)	$14,992,619	$(16,032,074)

Operating Expenses

Operating expenses for the nine months ended September 30, 2024, and 2023 were $370,461 and $964,235, respectively. The decrease in operating expenses for 2024 compared to 2023 were comprised primarily of consulting expenses.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2024, and 2023 were ($668,994) and 9,299,782, respectively. The change in other income (expenses) of ($9,968,776) was made up of the change in derivative liabilities of ($3,593,890), change in gain on settlement of debt of ($6,332,145) and change in interest expense of ($104,938).

Net Income (Loss)

Net loss for the nine months ended September 30, 2024, was $1,039,455 while the net income for the nine months ended September 30, 2023 was $14,992,619.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2024, reflects assets of $3,244. We had cash in the amount of $0 and working capital deficit in the amount of $3,439,237 as of September 30, 2024. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2024	December 31, 2023
Current assets	$-	$10,002
Current liabilities	3,439,237	1,576,349
Working capital deficit	$(3,439,237)	$(1,566,347)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $29,953,037. In addition, there is a working capital deficit of $3,439,237 as of September 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended September 30,
	2024	2023
Net Cash Provided by (Used in) Operating Activities	$(64,288)	$1,258,974
Net Cash Provided by (Used in) Investing Activities	-	(652)
Net Cash Provided by (Used in) Financing Activities	64,286	(1,218,802)
Effects of Exchange Rate Changes on Cash	-	1,105
Net Increase (Decrease) in Cash	$(2)	$40,625

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2024 was $64,288, a decrease of $1,323,262 from the $1,258,974 net cash provided during the nine months ended September 30, 2023. This decrease in the cash provided by operating activities was primarily due to the payments made towards the sale of mine property of $3,435,000 in 2023, offset by an increase in accounts payable and accrued liabilities of $367,158 and accounts payable and accrued liabilities to related parties of $1,283,466.

Investing Activities

Investing activities during the nine months ended September 30, 2024 used $0, a decrease of $652 from the $652 used in investing activities during the nine months ended September 30, 2023.

Financing Activities

Financing activities during the nine months ended September 30, 2024 provided cash of $64,286, an increase of $1,283,088 from the $1,218,802 used in financing activities during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company received $111,545 in proceeds from notes payable - related parties and $150,000 in proceeds from convertible note payable. The Company made $98,475 in payments on notes payable – related parties and $98,784 in payments on convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

INCEPTION MINING INC.

Date: November 14, 2024	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

