Form 10-K
period 2024-12-31
BLUSKY AI INC.
filed 2025-04-01
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. – 000-55219

BLUSKY AI INC.
(Name of registrant as specified in its Charter)

INCEPTION MINING INC.
(Former name of registrant)

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

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: $808,587.

Outstanding Shares

As of March 26, 2025, the Registrant had 2,665,205 shares of common stock and 51 shares of preferred stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to BluSky AI Inc., a Nevada corporation formerly known as Inception Mining Inc.

Forward-Looking Statements and Associated Risks.

This Annual Report on Form 10-K contains forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (1) discussions about data centers, artificial intelligence, and high performance computing, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Factors that may cause results to vary include, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected. We do not undertake any obligation to update any forward-looking statements.

The Company

Overview

We are a data center company for the artificial intelligence community BluSky AI Inc. is a modular data center provider specializing in artificial intelligence (AI) and high-performance computing (HPC). The company is dedicated to delivering state-of-the-art infrastructure and solutions tailored to meet the demands of modern AI applications and computational workloads. With a focus on innovation, scalability, and environmental sustainability, that was originally formed in Nevada on July 2, 2007.

Previously known as Inception Mining Inc., the company underwent a significant transformation and rebranding in March 2025 to align with its new strategic direction. This change reflects BluSky AI Inc.'s commitment to advancing technology and providing unparalleled services in the data center industry. The Company is headquartered in Salt Lake City, Utah, BluSky AI Inc.

Historically, we have operated within the mining industry, serving as a consultant to mining companies and as an operator of a mine engaged in the production of precious metals. From 2013 to 2020, the Company owned certain real property and the associated exploration permits and mineral rights commonly known as the UP and Burlington Gold Mine in Idaho (“UP and Burlington”). From 2015 through January 24, 2023, the Company operated the Clavo Rico mine in Honduras through its wholly-owned subsidiary, Compañía Minera Cerros del Sur, S.A de C.V. (“CMCS”) and other mining concessions. The Clavo Rico mine’s workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation, and the primary mine operated through 2022 is located on the 200-hectare Clavo Rico Concession, located in southern Honduras.

2023 Divestiture of the Clavo Rico Mine

On January 12, 2023, the Company entered into a non-binding Letter of Intent (the “LOI”) with Mother Lode Mining, Inc. (“MLM”). The LOI became binding on January 24, 2023 when the final installment of initial payment set forth under the LOI was received by the Company.

Pursuant to the terms of the LOI, the Company agreed to sell all of the shares of its wholly-owned subsidiary, Compañía Minera Cerros Del Sur, S.A. de C.V. (“CMCS”), to MLM. CMCS is the Honduran-based company that owns the Clavo Rico mine.

In addition to the amounts already delivered under the LOI, an additional amount of $2,700,0000 was agreed to be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”)  to be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company received a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions. MLM has not made all of the payments required under the LOI and the Company has been aggressively pursuing the collection of these amounts owed. See the “Litigation” section in Item 3 for an update.

Following the Closing of the LOI on January 24, 2023, the Company divested its ownership interest in CMCS and its interests in the Clavo Rico mine, resulting in the transfer of operations to Mother Lode Mining and full control of the Clavo Rico mine asset.

Current Operations

Legacy Mining Matters

Since the Divestiture of the Clavo Rico Mine up through March 2025, the Company has been operating as a consultant and advisor to the mining industry, including to Mother Lode Mining, the new owner of the Clavo Rico mine. It also has an ongoing financial interest in the Clavo Rico Mine under the LOI.

According to the LOI, the Company is obligated to receive $2,700,000 in cash payments through January 2025, with such payments secured by a ten percent net smelter royalty on the Clavo Rico Mine’s production. The Company has created an allowance for this total amount and is also in litigation over non-payment of this receivable.

The Company also received a carried forward net profits interest royalty of five percent of the Clavo Rico mine production until payment to the Company reaches $1,000,000, subject to reduction for certain limited Clavo Rico mine expenses.

During the year ended December 31, 2024, the Company did not receive any payments from Mother Lode Mining and Mother Lode Mining is in default under this note. Management has been addressing this issue with Mother Lode Mining through litigation and  the Company has established an allowance for the entire remaining balance.

BluSky AI Operations

Since March 1, 2025, the Company has focused its operations on artificial intelligence compute infrastructure and participating in the dynamic and expanding AI industry. The Company has plans to grow its AI operations organically within the Company.  BluSky AI was established by drawing on extensive industry expertise, insights from outside experts, and a careful evaluation of current conditions in the data center markets. The innovative concept is built around a modular design that leverages existing power infrastructure. BluSky AI plans to develop multiple data center sites across various U.S. jurisdictions, with artificial intelligence (AI) focus, specifically targeting facilities with the ability to develop power capacity or utilize existing power capacities. This strategy enables a faster time to market, scalable deployment, and a cost-effective approach that meets the evolving needs of the data center market.

BluSky AI is revolutionizing the artificial intelligence compute landscape by addressing the immediate global supply shortage with a cutting-edge, turnkey solution. Our strategy centers on rapidly deployable, plug-and-play, modular compute centers on powered land assets—sites that already possess permitted energy infrastructure. This approach not only accelerates time to market but also itends to positions BluSky AI as a premier AI compute infrastructure provider dedicated to meeting the surging demand for advanced AI services.

A Next-Generation Compute Infrastructure

At BluSky AI, we are committed to be a leader in the evolution of AI compute by emphasizing two core pillars: green power and modular scalability. Our Green Power plans are designed to harness renewable energy sources such as solar, wind, geothermal, and battery storage. This commitment to sustainability ensures that our operations are both environmentally responsible and cost-effective. Our modular container centers are engineered for rapid deployment—installable in months rather than years. With plans to scale across multiple sites and deliver megawatts of capacity (ranging from 1 MW to 60 MW per site), BluSky AI provides client-tailored scalability to meet diverse and growing compute demands.

Meeting the AI Compute Shortfall

BluSky AI’s plan is to design leading AI compute provisioning. By placing our modular units on strategically locations, with existing power where available, we will provide the essential backbone for AI inferences—enabling trained AI models to recognize patterns and draw conclusions on demand. Our unique offering will minimize technical deployment risks while maximizing opportunities for immediate incremental revenue generation and rapid market capture.

Our portfolio of modular compute centers will serve as a core infrastructure asset for AI companies, providing the essential compute power needed to drive strategic growth and innovation in the era of IoT and big data.

We are targeting initial sites ranging from 5 MW to 60 MW across various states, intending to insure robust geographic diversification to capture regional and global demand.

We are committed to delivering cutting-edge, environmentally conscious, and modular compute solutions that will empower AI companies to realize their full potential, driving the next generation of AI applications and safeguarding data with quantum-level security.

We believe BluSky AI’s unique approach to its future operations—combining turnkey-powered land assets, rapid deployment, and scalable modular compute centers—delivers the critical infrastructure needed to bridge the AI compute gap that exists in the marketplace today. Our solutions not only address today’s pressing needs but also lay a solid foundation for sustained growth and technological advancement in the future of AI.

BluSky AI’s plans are built around a revenue model focused on delivering modular data center solutions that leverage existing power infrastructure for rapid, scalable, and cost-effective deployments. The company will generate revenue primarily through:

•

Leasing and Subscription Services: BluSky AI will provide modular, turnkey data center solutions to customers on a subscription or leasing basis. These services include the design, deployment, and ongoing management of facilities tailored to support power capacities of less than 100MW, which accelerates time to market and reduces capital expenditure compared to traditional builds.

•

Integrated Infrastructure Services: Beyond physical infrastructure, BluSky AI will offer advanced operational monitoring, predictive maintenance, and energy management analytics. These value-added services will help clients optimize performance and minimize downtime, creating additional revenue streams.

•

Strategic Partnerships and Government Contracts: With a growing demand for secure, sustainable, and energy-efficient data center operations, BluSky AI is positioning itself to serve a diverse customer base—including private enterprises and governmental agencies. This dependency on revenue-generating activities from both commercial and public sectors is key to its expansion strategy.

Key products and service families revolve around modular data center designs, scalable power and cooling solutions, and integrated management systems—all aimed at delivering predictable quality and cost efficiency. This operational focus not only drives current revenue but also underpins the company’s broader strategy to expand its footprint across multiple U.S. jurisdictions while meeting the evolving needs of high-value clients, including government, education, and others.

BluSky AI is accelerating its development efforts to enhance its suite of modular data center solutions. The company’s R&D team is finalizing new modules that integrate advanced power management, enhanced cooling, and remote monitoring capabilities, which are designed to improve deployment speed and scalability. These enhancements target facilities with existing power infrastructure under 60MW, a segment that is seeing robust market demand due to the growing need for sustainable, cost-effective, and rapidly deployable data centers.

Market trends indicate a steady increase in demand for modular data centers driven by rising energy efficiency requirements and the need for quicker, scalable solutions. Competitive conditions are intensifying as traditional hyperscale data center operators and emerging off-grid, sustainable providers vie for market share. In response, BluSky AI is strategically refining its business plans and product offerings and operational efficiencies while building relationships to forge key partnerships with both commercial enterprises and governmental customers. This dual focus not only supports its revenue generation strategy but also positions the company to remain competitive in a dynamic and rapidly evolving market landscape.

Pricing Program for Modular AI Data Center

Our pricing program is structured to provide flexibility and transparency for AI workloads. It balances resource utilization with modular scalability, catering to training, inference, and mixed AI workflows.

Base Structure

Each block of power supports a defined compute capacity, which is billed based on:

-Resource Usage (Compute Time, Memory, and Storage)

-Workload Type (Training vs. Inference)

-Service Plan (On-Demand vs. Reserved)

Key Benefits

Key benefits include:

1. Scalability: Modular increments allow gradual scaling up to meet demand.

2. Cost Efficiency: Discounts for reserved plans and spot pricing reduce long-term costs.

3. Flexibility: Tailored configurations for training, inference, or mixed workloads.

4. Sustainability: Carbon-neutral options available, appealing to ESG-conscious clients.

Usage Metrics

BluSky AI data centers will offer usage metrics calculated by the amount of compute time utilized, measured in CPU and GPU hours. Customers will be billed according to the number of hours their CPUs or GPUs are in use, with GPU pricing typically being higher than CPU pricing due to the greater processing power offered by GPUs.

- Compute Time (CPU/GPU Hours):

- Customers are billed based on the number of hours the CPUs or GPUs are used.

- GPU pricing is typically higher than CPU pricing due to greater processing power.

- Resource Allocation:

Resource allocation charges are determined by the number of cores, GPUs, or accelerators allocated, as well as their respective performance levels. High-performance GPUs incur higher costs compared to entry-level models due to their enhanced capabilities.

- Memory Usage:

Memory usage charges may be based on the amount of RAM used per hour or the specific memory tier utilized for training or inference workloads.

- Storage Costs:

Storage costs include charges for high-speed storage used during compute processes, such as NVMe SSDs, as well as fees for long-term data storage.

Type of Workload:

The type of workload affects pricing, with training and inference being the primary factors. Training large models, such as deep learning networks, requires significantly more resources and is priced higher. In contrast, inference, which involves deploying models for predictions, is less resource-intensive and generally incurs lower costs.

Reserved vs. On-Demand Pricing

With On-Demand pricing, customers pay a premium for immediate access to resources without any long-term commitment. In contrast, Reserved or Subscription pricing provides discounts for reserving resources for a longer period or for bulk usage.

Pricing tiers for specific hardware configurations:

The Standard tier offers low-cost, general-purpose resources suitable for small-scale tasks. The High-Performance tier, on the other hand, comes with premium pricing for advanced GPUs or clusters, designed to handle complex AI workloads.

Location and Energy Costs:

Location and energy costs play a significant role in pricing. Regions with lower energy costs or tax incentives for renewable energy typically offer lower pricing. However, carbon-neutral or sustainable data centers may charge a premium for green computing initiatives.

Additional Costs

Additional costs may include networking fees for data transfer in and out of the data center or between regions, as well as charges for software licenses related to proprietary AI frameworks, tools, or libraries. Additionally, support services such as technical assistance, managed services, or custom optimization may incur extra fees.

- Colocation Data Centers:

Colocation data centers typically charge flat fees for rack space, power, and cooling, with additional charges applied for compute usage.

 Emerging Trends

Emerging trends in data center pricing and operations include several innovative approaches. Pay-As-You-Go pricing is ideal for startups or workloads with unpredictable demands, allowing customers to pay only for the resources they use. Spot Pricing offers discounts for utilizing idle resources during non-peak times, which can help reduce costs. Custom AI Accelerators, like Google's TPU, are increasingly being used in data centers, offering competitive pricing tailored for specific AI tasks.

BluSky AI’s approach to building its modular data centers will rely on a complex, carefully managed supply chain and sourcing strategy. The company will leverage existing on-site power infrastructures and renewable energy options, such as solar, hydrogen, or even alternative on-site grid systems. This helps to accelerate deployments and reduce the need for extensive new power installations, although securing reliable, sustainable power often involves long lead times for specialized components like hydrogen fuel cells or advanced renewable integration systems, and can be impacted by regional regulatory constraints.

BluSky AI plans to focus on sites in various U.S. jurisdictions, specifically targeting facilities with power capacities under 50MW. However, acquiring suitable land with the necessary zoning, infrastructure, and environmental clearances can be time-consuming and competitive, as prime locations are in high demand.

For equipment sourcing, BluSky AI will need to procure critical items such as transformers, switch gear, servers, CPUs, GPUs, racks, and cooling solutions. These components are essential for ensuring efficient power distribution and supporting high-performance computing workloads. However, these items often come with long lead times due to their customizability, regulatory compliance requirements, and the current global supply chain constraints, such as semiconductor shortages. Specialized racks and advanced cooling systems, like rear-door heat exchangers and liquid cooling modules, are also vital for handling the substantial heat loads generated by modern AI deployments. These systems require extensive engineering and have lengthy procurement cycles.

By balancing these sourcing strategies and navigating industry constraints, BluSky AI aims to deliver scalable, efficient, and cost-effective data center solutions that meet the evolving needs of its diverse customer base, including revenue-generating activities from commercial and governmental clients.

BluSky AI’s operational model is built on leveraging open standards and modular, scalable solutions that do not hinge on proprietary intellectual property rights. In fact, the company does not currently hold patents, trademarks, licenses, franchises, or concessions that affect its core operations. This approach provides several advantages:

•

Flexibility and Agility: By not being tied to a proprietary IP portfolio, BluSky AI can rapidly adapt to technological advances and market shifts without concerns about the expiration or enforcement of specific patents or licenses.

•

Open Standards & Collaboration: The company embraces open-source frameworks and industry best practices—such as those embodied in the AT Protocol—allowing for interoperability and a more transparent development environment. This strategy reduces reliance on exclusive technologies and minimizes risks associated with the duration or changes in IP rights.

•

Cost Efficiency: Avoiding significant investments in proprietary IP frees up resources that can be redirected toward R&D, scaling operations, and forming strategic partnerships. The operational model thus remains cost-effective and resilient in a competitive, fast-evolving market.

Overall, BluSky AI does not see any negative impact on its operations related to the duration or effect of patents, trademarks, licenses, franchises, or concessions, allowing it to focus on innovation and scalable deployment without being encumbered by restrictive intellectual property concerns.

BluSky AI faces several risks associated with its modular data center model, reliance on GPUs, and constraints in the U.S. energy grid, as well as potential exposure to government contract renegotiation or termination.

In summary, BluSky AI’s planned operations are designed to meet constant, year-round needs. This non-seasonal nature is a significant strength, allowing the company to focus on scalable, long-term growth while mitigating risks associated with fluctuating market cycles.

BluSky AI plans to operate in a highly competitive data center market that is rapidly evolving alongside the surge in demand for AI computing, particularly GPU on demand services. Here are some key points regarding the competitive landscape and growth prospects:

•	Competitive Environment in Data Centers:
BluSky AI faces competition from traditional hyperscale data center providers (like AWS, Google, and Microsoft) as well as specialized modular data center firms. Its focus on deploying modular solutions that integrate with existing power infrastructure gives it a competitive edge by offering faster deployment, lower capital costs, and scalability. However, the market is crowded, and large players benefit from economies of scale and long-established supply chains.
•	GPU on Demand and AI Workloads:
The demand for GPUs has skyrocketed as AI workloads intensify. BluSky AI targets this growing segment by offering flexible, high-density computing solutions. Despite robust market growth, global semiconductor supply constraints and fierce competition from major GPU vendors such as NVIDIA and AMD present challenges. BluSky AI is investing in supply chain resilience and strategic partnerships to secure a steady supply of GPUs to meet customer needs.
•	Growth Dynamics:
With the increasing importance of AI across industries, the overall market for data centers and GPU-powered infrastructure is expected to continue growing. BluSky AI’s modular approach allows it to capture a portion of this growth by meeting the rising demand for energy-efficient, rapidly deployable data centers that can scale as client requirements evolve. This growth is fueled by the need for continuous, non-seasonal computing capacity, particularly in sectors like government, finance, and healthcare.
•	Risks and Strategic Considerations:
While BluSky AI is well-positioned, it must navigate industry challenges such as long lead times for critical components, energy grid constraints in certain regions, and potential disruptions in the semiconductor supply chain. Additionally, competitive pressures may force frequent innovations or strategic adjustments, particularly as larger players ramp up their AI and GPU offerings.

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

- In the U.S., federal guidelines like the Federal Data Center Enhancement Act focus on cybersecurity, resiliency, and energy efficiency. https://www.congress.gov/bill/118th-congress/senate-bill/933/text

In 2023, the European Union introduced the revised Energy Efficiency Directive (EED, EU/2023/1791) that requires data centers to report energy efficiency data to the European Commission. https://energy.ec.europa.eu/topics/energy-efficiency/energy-efficiency-targets-directive-and-rules/energy-efficiency-directive_en

Data centers have a significant environmental footprint, and compliance with environmental regulations is critical:

- Air Quality: Backup generators require air permits and adherence to emission standards.

- Water Management: Cooling systems often need permits for water usage and discharge.

- Hazardous Materials: Proper storage and disposal of materials like batteries and used oil are essential.

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2024, we did not incur any expense related to research and development. Additionally, we are not currently conducting any research and development activities other than those relating to the Company’s new artificial intelligence-related operations.

Employees

As of the date of this filing, we currently employ 0 full-time employees and 0 temporary employees in the United States. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations and other administrative functions, and may staff further with employees as we expand activities and bring new projects online.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts arising from any patents. trademarks, or royalty agreements.

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

RISKS RELATED TO OUR COMPANY

We rely on third parties and disruptions in the supply chain could cause significant delays.

One of the primary risks comes from its reliance on modular data center providers. Any disruptions in the supply chain, such as delays in manufacturing, installation, or shipping, could affect deployment schedules. Furthermore, standardization challenges across different jurisdictions may require design adjustments, increasing both costs and deployment times. The need for specialized equipment, such as liquid cooling systems for high-performance AI workloads, also introduces compatibility risks with various modular providers. Another significant risk revolves around the GPU supply chain and performance. GPUs are essential for BluSky AI's high-performance computing infrastructure, particularly for AI and machine learning workloads. However, the global semiconductor supply chain remains volatile, with shortages, geopolitical restrictions, and high demand from cloud and AI companies impacting availability and pricing. BluSky AI’s dependence on a few major GPU manufacturers, such as NVIDIA and AMD, increases procurement risks, as delays or price hikes from these suppliers can directly affect operational costs and scalability.

We rely on the existing U.S. energy grid

Additionally, there are risks related to the U.S. energy grid. The growing demand for data centers, combined with aging energy infrastructure in some regions, poses a risk to BluSky AI's ability to secure reliable power for its facilities. Regulatory restrictions on energy consumption and sustainability requirements may also affect site selection and operational costs. Power-intensive AI workloads require stable energy supplies, and any potential grid instabilities could necessitate costly backup solutions, such as on-site renewables or energy storage systems. For BluSky AI's government contracts, any portion of its business tied to these agreements may be subject to renegotiation of profits or termination at the government’s discretion. Changes in federal or state regulations, budget reallocations, or shifts in policy could impact existing agreements, and government contracts often include termination clauses, meaning the government can end agreements without cause, potentially leading to financial losses. Additionally, the company must comply with evolving security and data protection requirements in government contracts, which may require additional investment in infrastructure and regulatory compliance measures.

We operate in a highly competitive and growing market

BluSky AI operates in a highly competitive data center market that is rapidly evolving in response to the growing demand for AI computing, particularly GPU on-demand services. The company faces competition from traditional hyperscale data center providers like AWS, Google, and Microsoft, as well as specialized modular data center firms.

The demand for GPUs has skyrocketed with the intensifying AI workloads, and BluSky AI targets this expanding segment by offering flexible, high-density computing solutions. However, global semiconductor supply constraints and fierce competition from major GPU vendors such as NVIDIA and AMD present challenges. BluSky AI must navigate industry challenges such as long lead times for critical components, energy grid constraints, and potential disruptions in the semiconductor supply chain. Moreover, competitive pressures may force frequent innovations or strategic adjustments, especially as larger players ramp up their AI and GPU offerings.

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

Since our inception in 2007 and until the Merger in 2015, we had nominal operations and incurred operating losses. As of December 31, 2024, our accumulated deficit since inception was $29,863,364. We have substantial current obligations and at December 31, 2024, we had $3,346,850 of current liabilities compared to $0 of current assets. Since inception, we have been able to raise only minimal additional capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants, and advisors as payment for the goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2024. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

We are Subject to Legal Proceedings.

We are subject to legal proceedings and litigation, which can be expensive and unpredictable.

We do not currently carry any property or casualty insurance.

Our business is subject to a number of risks and hazards generally, including but not limited to potential disruptions from natural disasters, such as earthquakes or floods, which could impact data center operations. Cybersecurity threats pose another significant risk, as data centers are prime targets for malicious attacks. Additionally, the company must navigate regulatory compliance challenges, particularly in meeting environmental standards and data protection laws. Market volatility and competition in the rapidly evolving AI and HPC sectors also present operational risks.

Such occurrences could result in damage to our properties, equipment, and infrastructure, personal injury or death, environmental damage, delays, monetary losses, and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time (but we will carry all insurances that we are required to by law, such as motor vehicle and workers’ compensation, plus other coverage that may be in the best interest of the Company). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration and operations are often not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured occur, we may become subject to substantial losses, costs, and liabilities, which will adversely affect our financial condition.

We face high competition in the AI compute data center industry.

The data center industry is characterized by intense competition. BluSky AI Inc. faces rivals ranging from large, established players to nimble emerging companies. These competitors generally have more extensive financial resources, advanced technology, and larger technical staffs, placing BluSky AI at a relative disadvantage.

We face resource acquisition challenges due to our size and recent expansion into these operations.

Competing companies often have the greater financial muscle to secure highly desirable properties, equipment, and technical expertise. This imbalance may hinder BluSky AI’s ability to compete for necessary capital and strategic partnerships, ultimately affecting growth prospects.

The existing scarcity of Powered Lands makes our potential acquisitions more expensive and we face increased competition in making acquisitions.

"Powered land" in the context of data centers refers to land that is pre-equipped with a committed power infrastructure, often including a signed agreement with a utility provider. This ensures that the site has a guaranteed power load available, typically ranging from 50 to 1000 MW, before construction begins. Such arrangements significantly reduce delays and risks associated with securing power during the development phase.

There is a limited availability of quality properties that would be potential business targets for our business.

BluSky AI’s business model depends on securing powered lands and valuable mineral properties for data center exploration. However, there is a limited supply of such lands, especially in high-demand regions like the United States. Larger competitors, with established networks and deeper pockets, are often better positioned to claim or lease these sites.

We face acquisition disadvantages due to our size and lack of funding.

The competitive market for mineral lands means BluSky AI may face higher acquisition costs or be unable to secure properties that meet its operational requirements. This scarcity can delay project timelines and limit geographic expansion, thereby reducing the company’s competitive edge.

We face ongoing challenges in retaining talent and recruiting contractors with expertise in our industry.

In addition to competing for physical assets, BluSky AI faces stiff competition in recruiting and retaining skilled professionals. Larger companies can offer more attractive compensation packages and benefits, which may impede BluSky AI’s efforts to build and maintain a high-caliber technical and operational team. The inability to secure or retain top talent not only affects day-to-day operations but also limits the company’s ability to innovate and execute its long-term strategy. This talent gap can lead to delays in property development and operation, further disadvantaging the company relative to its competitors.

Our operations require high infrastructure costs.

Developing and operating data centers is capital-intensive. BluSky AI must invest heavily in infrastructure to compete effectively. Limited financial resources, compared to competitors, can constrain the company’s ability to fund rapid expansion and state-of-the-art technology deployment.

We may experience difficulty raising capital to fund our operations

The need for continuous investment in property acquisition, infrastructure development, and talent recruitment increases the company’s dependency on raising capital. Difficulty in securing adequate funding could lead to reduced operational capacity, stalled expansion plans, and, ultimately, material adverse effects on business performance.

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

Rapid technological change may result in our technology becoming obsolete or in our competitors having an advantage.

BluSky AI’s reliance on cutting‐edge AI compute technology, including quantum encryption and advanced GPU chip technology, exposes the company to the risk of rapid technological obsolescence. New developments by competitors or unforeseen technical challenges may render current solutions less competitive or require significant reinvestment.

The timelines for integration and deployment may cause uncertainty and unpredictability in our results of operations.

While the modular container centers are designed for rapid deployment, any delays in installation, integration of renewable energy sources, or unforeseen engineering challenges may extend timelines and impair revenue recognition.

Our Component and infrastructure dependency may result in supply chain delays and disruption.

The company’s model depends heavily on securing critical components—from renewable energy infrastructure (solar, wind, geothermal) to GPU chips. Disruptions in these supply chains or changes in supplier terms could lead to increased costs or reduced capacity expansion.

We rely on strategic partnerships with third parties to advance our business strategy.

Partnerships with key technology suppliers and energy infrastructure providers are central to BluSky AI’s strategy. Any breakdown or change in these relationships could impact deployment capabilities and market competitiveness.

There is uncertainty that the markets will adopt AI compute infrastructure as it is a relatively new industry.

While demand for AI compute infrastructure is surging, there remains uncertainty about the pace of market adoption, customer retention, and the ability to scale operations profitably amid evolving client needs.

We face a changing regulatory landscape and increasing compliance costs that must be paid to continue our operations.

Operating on powered land assets and harnessing renewable energy exposes the company to diverse regulatory and permitting environments. Changes in local, state, or federal regulations—especially those related to energy use and environmental standards—could delay project timelines or increase costs.

Ensuring compliance with evolving industry, environmental, and cybersecurity standards may necessitate additional investments in technology and personnel, impacting overall margins.

We face advanced security requirements and risks due to cybersecurity and data protection regulations.:

Although BluSky AI leverages quantum encryption to enhance data protection, the integration of such advanced security measures is not without risk. Potential vulnerabilities in the evolving technology or sophisticated cyberattacks could compromise client data and damage the company’s reputation.

We require additional, significant capital to fund our expansion; none of which is committed at this time.

Rapid deployment across multiple sites and the significant capital expenditure required for modular scalability might strain financial resources. Inadequate funding or unfavorable capital market conditions could hamper growth and increase dilution risks for current shareholders. Difficulties in coordinating large-scale, geographically diverse projects may result in inefficiencies and increased operational costs.

Our commitment to sustainability adds additional costs and obligations to our business.

The focus on green power and renewable energy, while a competitive differentiator, also exposes the company to risks if renewable energy prices fluctuate or if new environmental regulations are enacted that affect operational costs.

We face reputational risks if we experience bad publicity or adverse results in our operations.

As a public company, BluSky AI’s commitment to sustainability and security must be consistently upheld. Any lapses in ESG performance or publicized operational failures could lead to reputational damage and reduced investor confidence.

We face regional operational challenges that may result in additional administrative expense and complexity in our operations.

While geographic diversification offers resilience, it also introduces complexity. Variations in local regulatory environments, infrastructure readiness, and market demand across different states or regions may result in inconsistent performance and increased management challenges.

These risk factors, while not exhaustive, highlight key areas where BluSky AI Inc. may face uncertainties that could impact its business model, operational performance, and financial outcomes. Investors and stakeholders should consider these factors alongside the company’s strategic initiatives and market opportunities when evaluating its long-term prospects.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2024 and our related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2024, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Risks Associated with Our Common Stock

Trading on the Over-the-Counter markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Pink tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the symbol “BSAI”. Trading in stock quoted on over-the-counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Over-the-Counter markets are not a stock exchange, and trading of securities on the over the counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciated over time.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

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

Data security within a data center:

Is provided by a combination of dedicated security personnel, advanced technologies, and stringent protocols. This includes physical security measures like access control systems, surveillance, and security personnel, as well as cybersecurity measures like firewalls, intrusion detection, and data encryption.

1. Physical Security:

•	Access Control: Only authorized personnel are allowed access to specific areas of the data center, often using biometric scanners, keycards, and PIN codes.
•	Surveillance: CCTV cameras and motion sensors monitor the premises around the clock, deterring unauthorized access and identifying suspicious activities.
•	Security Personnel: Trained security guards patrol the perimeter and inside the building, ensuring 24/7 protection.
•	Perimeter Security: Fencing, security gates, and other measures restrict access to the data center facility.
•	Key Management: Strict procedures are in place for issuing, controlling, and auditing physical keys, ensuring they are not lost or misused.

2. Cybersecurity:

•	Firewalls and Intrusion Detection Systems: These technologies monitor network traffic and block unauthorized access, protecting against cyberattacks.
•	Data Encryption: Sensitive data is encrypted both in transit and at rest, making it unreadable to unauthorized parties.
•	Network Segmentation: Isolating different parts of the network to prevent the spread of malware and other threats.
•	Security Operations Centers (SOCs): Dedicated teams monitor the data center for security incidents and respond to threats in real-time.
•	Vulnerability Management: Regular assessments and patching of systems and software to address security vulnerabilities.
•	Compliance: Adherence to industry standards and regulations, such as PCI DSS for processing payment card information.
•	Remote Security Management: Cloud-based security management systems enable staff to monitor and manage security remotely from secure devices.
•	Secure Building Management Systems: Securing access to remote technicians who maintain the building, and ensuring that the systems that manage the building are also secured.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

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

ITEM 2: PROPERTIES

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah 84117. During the year ended December 31, 2024, we paid monthly rent of approximately $1,500 for use of a corporate office.

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

March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants"), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company was able to effect service of process on Mother Lode Mining, Inc. through Alternative Service and litigation has proceeded since that time. Mother Lode Mining has until May 2, 2025 to file a responsive pleading to the Company’s complaint.,. The Company intends to pursue the lawsuit aggressively.

On January 18, 2023, the Company negotiated a settlement with Antilles Family Office, LLC through which the Company paid $1,200,000 to Antilles and the remaining balance of $1,873,532 and the accrued interest of $3,695,059 under the original Secured Redeemable Convertible Promissory Note was forgiven.

The Company’s former subsidiary, Compañía Minera Clavo Rico, S.A. de C.V., was served with a lawsuit filed by SAR, the taxing authority in Honduras, alleging additional tax liability due. The Complaint alleges that HNL7,186,151,96 lempires are due in a demand for execution of a forced extrajudicial title. The Company had accrued $256,674 in this matter, but the liability was extinguished with the sale of the subsidiary.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the Pink tier of the over-the-counter markets administered by OTC Markets Group, Inc. under the trading symbol “BSAI.” We cannot assure you that there will be a market in the future for our common stock.

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

Holders

As of March 26, 2025, there were 1,479 holders of record of our common stock and one holder of record for our preferred stock.

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

On August 2, 2024 the Company issued 20,870 restricted shares of Common Stock to 1800 Diagonal Lending LLC upon the conversion of $12,000 in existing debt owed to the shareholder that has been accrued by the Company.

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

Overview

BluSky AI Inc. is revolutionizing the AI compute landscape by addressing the immediate global supply shortage with a cutting-edge, turnkey solution. Our strategy centers on deploying rapidly deployable, plug-and-play, modular compute centers on powered land assets—sites that already possess permitted energy infrastructure. This approach not only accelerates time to market but also positions BluSky AI as the premier AI compute infrastructure provider dedicated to meeting the surging demand for advanced AI services.

Historically, we have operated in the mining industry and provided consulting services to the mining industry in 2023 and 2024.

Clavo Rico Mine

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”) through which it acquired companies (including Compañía Minera Cerros del Sur, S.A de C.V.) with principal mining operations in Honduras, Central America. Its workings include several historical underground mining operations dating back to the early Mayan and Spanish occupation.

The Clavo Rico mine operations were divested on January 24, 2023 when the Company sold Compañía Minera Cerros del Sur, S.A de C.V. to Mother Lode Mining, the new owner of the Clavo Rico mine. It also has an ongoing financial interest in the Clavo Rico Mine under the LOI, the obligations of which are being litigated.

Results of Operations

Year ended December 31, 2024 compared to the year ended December 31, 2023

We had a net loss of $949,782 for the year ended December 31, 2024, which was $13,705,441 more than the net income of $12,755,659 for the year ended December 31, 2023. This change in our results over the two periods is primarily the result of an increase in interest expense of $138,191, the change of derivative liabilities of ($3,132,140), a decrease in gain on extinguishment of debt of ($6,326,145) and income from discontinued operations of ($6,732,872). The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2024 and 2023.

	Years Ended December,		Increase/
	2024	2023	(Decrease)
General and Administrative	$520,378	$1,065,893	$(545,515)
Depreciation and Amortization Expenses	727	725	2
Total Operating Expenses	521,105	1,066,618	(545,513)
Income (Loss) from Operations	(521,105)	(1,066,618)	545,513
Change in Derivative Liabilities	196,321	3,328,461	(3,132,140)
Initial Derivative Expense	(193,582)	(55,065)	(138,517)
Bad Debt Expense on Note Receivable	-	(2,219,442)	2,219,442
Loss on Disposal of Property, Plant and Equipment	(2,531)	-	(2,531)
Loss on Extinguishment of Debt	(13,043)	6,313,102	(6,326,145)
Interest Expense	(415,842)	(277,651)	(138,191)
Income (Loss) from Operations Before Taxes	(949,782)	6,022,787	(6,972,569)
Net Income (Loss) from Continued Operations	(949,782)	6,022,787	(6,972,569)
Net Income (Loss) from Discontinued Operations	-	(497,581)	497,581
Gain on Sale of Mine Property in Discontinued Operations	-	7,230,453	(7,230,453)
Net Income (Loss) from Discontinued Operations	-	6,732,872	(6,732,872)
Net Income (Loss)	$(949,782)	$12,755,659	$(13,705,441)

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023 were $521,105 and $1,066,618, respectively. The decrease in operating expenses for 2024 compared to 2023 were comprised primarily of an decrease in consulting fees.

Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2024 and 2023 were ($428,677) and $7,089,405, respectively. For the year ended December 31, 2024, other income (expenses) was comprised of $196,321 for change in derivative liability, ($193,582) in initial derivative expenses, ($13,043) for loss on extinguishment of debt and ($415,842) for interest expense. For the year ended December 31, 2023, other income (expenses) was comprised of $3,328,461 for change in derivative liability, ($55,065) in initial derivative expense, ($2,219,442) for bad debt expense on note receivable, $6,313,102 for gain on extinguishment of debt and ($277,651) for interest expense.

Net Income (Loss)

Net loss for the year ended December 31, 2024 was $949,782 while the net income for the year ended December 31, 2023 was $12,755,659.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2024, reflects current assets of $0. As we had cash in the amount of $0 and a working capital deficit in the amount of $3,346,850 as of December 31, 2024, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2024	December 31, 2023
Current assets	$-	$10,002
Current liabilities	3,346,850	1,576,379
Working capital deficit	$(3,346,850)	$(1,566,347)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $29,863,364. In addition, there is a working capital deficiency of $3,346,850 and a stockholder’s deficiency of $3,346,319 the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Years Ended December 31,
	2024	2023
Net Cash Provided by (Used in) Operating Activities	$(127,139)	$1,327,675
Net Cash Provided by (Used in) Investing Activities	-	(652)
Net Cash Provided by (Used in) Financing Activities	127,137	(1,328,126)
Effects of Exchange Rate Changes on Cash	-	1,105
Net Increase (Decrease) in Cash	$(2)	$2

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2024, was $127,139, a decrease of $1,369,814 from the $1,242,675 net cash provided by operating activities during the year ended December 31, 2023. This decrease is mostly due to the net loss in 2024 versus the net income in 2023.

Investing Activities

Cash used in investing activities during the year ended December 31, 2024, was $0, a decrease of $652 from the $652 net cash used during the year ended December 31, 2023. This decrease was due to discontinued operations and no new investments.

Financing Activities

Financing activities during the year ended December 31, 2024, provided $127,137, an increase of $1,370,263 from the $1,243,126 used in financing activities during the year ended December 31, 2023. During the year ended December 31, 2024, the company received $174,396 in notes payable from related parties, $150,000 in convertible notes payable, made payments of $98,475 in cash on notes payable – related parties, and $98,784 in cash on convertible notes. During the year ended December 31, 2023, the company received $39,303 in notes payable from related parties, $100,000 in convertible notes payable, made payments of $39,000 in cash on notes payable – related parties, and $1,343,429 in cash on convertible notes.

Critical Accounting Policies and Estimates

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2024, the Company recorded a net loss of $949,782 and used $127,139 in cash from operating activities. The Company has an accumulated net loss since inception of $29,863,364. In addition, there is a working capital deficiency of $3,346,850 and a stockholder’s deficiency of $3,346,319 as of December 31, 2024. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to allowances on notes receivable, deferred tax assets, derivative assets and liabilities, stock-based compensation and payments, and contingent liabilities.

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

At December 31, 2024, the Company marked to market the fair value of the debt derivatives and determined a fair value of $186,542. The Company recorded a gain from change in fair value of debt derivatives of $196,321 for the year ended December 31, 2024. The fair value of the embedded derivatives was determined using the Monte Carlo Valuation Model. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 155.5%, (2) weighted average risk-free interest rate of 4.30% and (3) expected life of 0.13 years.

Income Taxes - The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the Company’s ability to recover its deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, the Company develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. The Company provides a valuation allowance for deferred tax assets for which the Company does not consider the realization of such deferred tax assets to be more likely than not.

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

The Company incurred rent expense of $22,484 and $15,772 for the years ended December 31, 2024 and 2023.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees and due to reasons listed below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2024 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future and the internal controls may continue to be not effective, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

The Company enacted a reverse stock split of the Company's issued and outstanding shares of common stock, par value $0.00001 per share (the "Common Stock"), at a ratio of 1-for-1,000 (the "Reverse Stock Split"). The Reverse Stock Split became effective on March 10, 2025 (the "Effective Date").

In addition to the Reverse Stock Split, a name change of the Company was announced by FINRA as of the Effective Date. The name change to “BLUSKY AI, INC.” is already effective and, twenty days following the Effective Date, the trading symbol for the Common Stock will change to "BSAI."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D’Ambrosio	60	CEO, CFO and Director

Whit Cluff	74	Director

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

Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer, and Director

Mr. D’Ambrosio has been a Director of the Company since February 28, 2013. From October 2011 through March 2013, Mr. D’Ambrosio held the positions of Interim Chief Executive Officer and Chief Financial Officer of Inception Holdings LLC, a resource exploration company, and was the responsible for the overall strategic direction for the organization. His professional record includes 25 years of management and financial services experience with companies ranging from Fortune 500 companies to start-ups. Mr. D’Ambrosio holds a B.S. in Business Management, an MBA and a Certificate of Mining Studies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission. The Company has evaluated all relevant Section 16(a) filings and has determined that the company is compliant with this section to the best of its knowledge, with the exception of a Form 4 that was filed late in 2025.

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

Compensation Table for Executives

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer,	2024	300,000	-	-	-	-	-	-	300,000
President, Secretary, and Director	2023	300,000	-	-	-	-	-	-	300,000

Whit Cluff,	2024	-	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-	-

(1)

Mr. D’ambrosi’s employment agreement compensates him $300,000 per year. However, the Company didn’t pay him that full amount during the fiscal years ended December 31, 2024 and 2023. For the years ended December 31, 2024 and 2023, he was paid $0 and $175,000, respectively. The Company also recorded $300,000 and $125,000 as deferred salaries payable for the fiscal years ended December 31, 2024 and 2023, respectively.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables list, as of March 26, 2025, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,665,126 shares of our common stock issued and outstanding as of March 26, 2025. Unless otherwise indicated, the address of each person listed is c/o BluSky AI, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Jason Briggs (2)
	782 E. Pioneer Road
	Draper, Utah 84120	1,389,386	52.13%

Common Stock	Trent D’Ambrosio (3)
	5330 South 900 East, Suite 280
	Murray, Utah 84117	393,276	14.76%

Preferred Stock		51	100%

All 5% beneficial owners as a group		1,782,662	66.89%

32

(1)

Percentage of ownership is based on 2,665,126 common shares outstanding as of March 26, 2025. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right.

(2)

Mr. Briggs owns 312 shares in his personal name and is considered the beneficial owner of other shares included in this table including those shares that are owned by trusts for which Mr. Briggs serves as trustee or owned by corporations or individuals over which Mr. Briggs has voting control. This includes 624 shares owned by the Debbie Briggs Irrevocable Trust, 314,572 shares owed by the LW Briggs Irrevocable Trust, 406 shares owned by the LWB Irrevocable Trust, 11,686 shares owned by Legends Capital, 2,496 shares owned by Madison, LLC, 965,138 shares owned by Clavo Rico, Inc., 52,858 shares owned by Claymore Management, 1,982 shares owned by Debbie Briggs, 1,982 shares owned by Lynn W. Briggs, 1,560 shares owned by Silverbrook LTD., 1,248 shares owned by Calico, LTD., 1,078 shares owned by Cornerstone Holdings LTD., 515 shares owned by Yellow Jacket, LTD., and 32,929 shares owned by Pine Valley Investments.

(3)

Mr. D’Ambrosio, the CEO and a Director of the Company, owns 51 shares of preferred stock with voting rights per share equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (x) the Numerator. He is also the beneficial owner of 23,201 shares through his wife, Debra D’Ambrosio.

		Amount and
		Nature of
	Title of	Beneficial	Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)	Class (2)

Trent D’Ambrosio (3)	Common Stock	393,276	14.76%
	Preferred Stock	51	100.00%
Whit Cluff	Common Stock	67,504	2.53%
All Officers and Directors as a Group		460,780	17.29%

(1)

Percentage of ownership is based on 2,665,126 common shares outstanding as of March 26, 2025. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

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

(3)

Mr. D’Ambrosio, the CEO and a Director of the Company, owns 51 shares of preferred stock with voting rights per share equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (x) the Numerator. He is also the beneficial owner of 23,201 shares through his wife, Debra D’Ambrosio.

(4)	Mr. Cluff, a Director of the Company, owns 45,631 shares personally and beneficially owns 16,429 shares through his wife, Fran Rich, and 5,143 shares through the Cluff-Rich 401K.

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

Changes in Control

On February 1, 2023, the Company issued 2,117,098 shares of its common stock to certain service providers and to certain creditors in conversion of debt.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, we have one equity compensation plan: the 2013 Incentive Stock Plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In February 2014, the Company entered into a consulting agreement with the Company’s chief executive officer (CEO), stockholder and director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2022, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees. The accrued consulting fees were converted to equity on February 1, 2023.

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

The Company took a few short-term notes payable from related parties during 2024. The Company received $174,396 in cash from related parties and paid out $98,475 in cash to related parties on notes payable (see Note 8).

Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of December 31, 2024, there is $260,828 in accounts payable and accrued liabilities.

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2024, and 2023:

Fee Category	2024	2023
Audit Fees	$55,250	$92,432
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$55,250	$92,432

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2024 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

4.1*	Description of Securities

4.2	Form of Subscription Agreement entered by and between Inception Mining Inc. and Accredited Investors (5)

4.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated February 27, 2017(13)

4.4	Convertible Promissory Note issued to Typenex Co-Investment, LLC dated February 27, 2017(13)

4.5	Warrant to Purchase Shares of Common Stock issued to Labrys Fund LP dated March 7, 2017(13)

4.6	Convertible Promissory Note issued to Labrys Fund LP dated March 7, 2017(13)

4.7	Securities Purchase Agreement with Labrys Fund LP dated March 7, 2017 (13)

4.8	Convertible Promissory Note issued to Power Up Lending Group Ltd. on April 21, 2017(14)

4.9	Securities Purchase Agreement with Power Up Lending Group Ltd. dated April 21, 2017 (14)

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

BLUSKY AI, INC.

Date: March 31, 2025	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	March 31, 2025

/s/ Whit Cluff
Whit Cluff	Director	March 31, 2025

BLUSKY AI, INC.

(fka INCEPTION MINING, INC.)

CONTENTS

PAGE	F-2	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM (PCAOB ID: 3627)

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2024 AND DECEMBER 31, 2023

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

PAGE	F-5	CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

PAGES	F-7 – F-23	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BluSky AI Inc, (fka Inception Mining, Inc.):

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BluSky AI Inc. (fka Inception Mining, Inc.) (“the Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Determination and Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Note 3 of the consolidated financial statements, during the year ended December 31, 2024 and in prior periods, the Company issued convertible notes and that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability. The Company determined that the conversion features of certain of its convertible notes are required to be accounted for as derivative liabilities due to: (1) certain conversion features did not contain an explicit limit on the number of shares to be delivered in share settlement; and (2) the fact the Company could not assert it had sufficient authorized but unissued shares available to settle certain instruments considering all other stock-based commitments. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period.  The Company utilized valuation models to determine the fair value of the derivative liabilities depending on the features embedded in the instruments.  These models use certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features required derivative accounting treatment, and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

•	We inspected and reviewed debt and other agreements to evaluate the Company's determination of whether derivative accounting was required, including assessing and evaluating management's application of relevant accounting standards to such transactions.
•	We evaluated the appropriateness and mechanical accuracy of each model utilized.
•	We tested the reasonableness of the assumptions used by the Company in the respective models, including exercise price, expected term, expected volatility, risk-free interest rate, and market capitalization.
•	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the valuation models.
•	We developed an independent expectation for comparison to the Company's estimate.
•	We evaluated the accuracy and completeness of the Company's presentation of these instruments in the financial statements and related disclosures in Note 3, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models deployed by management.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Draper, UT

March 31, 2025

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$-	$2
Prepaid expenses and other current assets	-	10,000
Total Current Assets	-	10,002

Property, plant and equipment, net	-	3,258
Right of use operating lease asset	-	9,595
Other assets	531	531
Total Assets	$531	$23,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,745,787	$1,332,038
Accrued interest - related parties	30,310	-
Operating lease liability	-	9,595
Note payable	125,000	125,000
Notes payable - related parties – current portion	992,761	32,895
Convertible notes payable - net of discount	266,450	37,540
Derivative liabilities	186,542	39,281
Total Current Liabilities	3,346,850	1,576,349

Long-term notes payable - related parties, net of current portion	-	868,618
Total Liabilities	3,346,850	2,444,967

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,659,773 and 2,638,903 shares issued and outstanding as of December 31, 2024 and 2023, respectively	27	26
Additional paid-in capital	26,517,017	26,491,974
Accumulated deficit	(29,863,364)	(28,913,582)
Total Stockholders' Deficit	(3,346,319)	(2,421,581)
Total Liabilities and Stockholders' Deficit	$531	$23,386

See accompanying notes to the consolidated financial statements.

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended
	December 31, 2024	December 31, 2023
Operating Expenses
General and administrative	$520,378	$1,065,893
Depreciation and amortization	727	725
Total Operating Expenses	521,105	1,066,618
Loss from Operations	(521,105)	(1,066,618)

Other Income/(Expenses)
Change in derivative liability	196,321	3,328,461
Bad debt expense on note receivable	-	(2,219,442)
Initial derivative expense	(193,582)	(55,065)
Loss on disposal of property, plant and equipment	(2,531)	-
Loss on extinguishment of debt	(13,043)	6,313,102
Interest expense	(415,842)	(277,651)
Total Other Income/(Expenses)	(428,677)	7,089,405

Net Income (Loss) from Operations before Income Taxes	(949,782)	6,022,787
Provision for Income Taxes	-	-
Net Income (Loss) from Continuing Operations	(949,782)	6,022,787
Net Income (Loss) from Discontinued Operations	-	(497,581)
Gain on Sale of Mine Property in Discontinued Operations	-	7,230,453
Provision for Income Taxes on Discontinued Operations	-	-
Net Income (Loss) from Discontinued Operations	-	6,732,872
Net Income (Loss)	(949,782)	12,755,659
Net Income (Loss) - Non-Controlling Interest	-	(13,671)
Net Income (Loss) - Controlling Interest	$(949,782)	$12,741,988

Net income (loss) per share - Continuing Operations - Basic and Diluted	$(0.36)	$2.58
Net income (loss) per share - Discontinued Operations - Basic and Diluted	$-	$2.89
Net income (loss) per share - Basic	$(0.36)	$5.47
Net income (loss) per share - Diluted	$(0.36)	$0.03
Weighted average number of shares outstanding during the period - Basic	2,647,513	2,330,781
Weighted average number of shares outstanding during the period - Diluted	2,647,513	432,626,746

Net Income (Loss)	$(949,782)	$12,755,659
Other Comprehensive Income (Loss)
Exchange differences arising on translating foreign operations	-	(86,472)
Total Comprehensive Income (Loss)	(949,782)	12,669,187
Total Comprehensive Income (Loss) - Non-Controlling Interest	-	-
Total Comprehensive Income (Loss) - Controlling Interest	$(949,782)	$12,669,187

See accompanying notes to the consolidated financial statements.

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Consolidated Statement of Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Other	Non-	Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Deficiency
Balance, December 31, 2022	51	$1	244,654	$2	$8,155,159	$(41,655,570)	$(618,683)	$(11,952)	$(34,131,043)
Shares issued for services	-	-	277,147	3	279,426	-	-	-	279,429
Shares issued with extinguishment of debt	-	-	2,117,102	21	18,057,389	-	-	-	18,057,410
Effects of sale of mine property	-	-	-	-	-	-	705,155	(1,719)	703,436
Foreign currency translation adjustment	-	-	-	-	-	-	(86,472)	-	(86,472)
Net income for the Year	-	-	-	-	-	12,741,988	-	13,671	12,755,659
Balance, December 31, 2023	51	1	2,638,903	26	26,491,974	(28,913,582)	-	-	(2,421,581)
Shares issued with extinguishment of debt	-	-	20,870	1	25,043	-	-	-	25,044
Net loss for the Period	-	-	-	-	-	(949,782)	-	-	(949,782)
Balance, December 31, 2024	51	$1	2,659,773	$27	$26,517,017	$(29,863,364)	$-	$-	$(3,346,319)

See accompanying notes to the consolidated financial statements.

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2024	December 31, 2023
Cash Flows From Operating Activities:
Net Income (Loss)	$(949,782)	$12,755,659
Net Income (Loss) from discontinued operations	-	497,581
Gain on sale of mine property in discontinued operations	-	(7,230,453)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	727	725
Common stock issued for services	-	279,429
Allowance for doubtful note receivable	-	2,219,442
Loss on disposition of property, plant and equipment	2,531	-
(Gain) loss on extinguishment of debt	13,043	(6,313,102)
Change in derivative liability	(196,321)	(3,273,396)
Default penalty additions	119,734	-
Expenses paid in behalf of the company by related party	15,327	-
Amortization of right-of-use asset	9,595	13,511
Amortization of debt discount	219,961	77,032
Initial derivative expense	193,582	-
Changes in operating assets and liabilities:
Other receivables	-	3,556,358
Prepaid expenses and other current assets	10,000	(7,283)
Accounts payable and accrued liabilities	404,154	30,888
Accounts payable and accrued liabilities - related parties	30,310	(1,363,250)
Net Cash Provided By (Used In) Continuing Operations	(127,139)	1,243,141
Net Cash Provided By (Used In) Discontinued Operations	-	(466)
Net Cash Provided By (Used In) Operating Activities	(127,139)	1,242,675

Cash Flows From Investing Activities:
Investing activities of discontinued operations	-	(652)
Net Cash Provided By (Used In) Investing Activities	-	(652)

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(98,475)	(39,000)
Repayment of convertible notes payable	(98,784)	(1,343,429)
Proceeds from notes payable-related parties	174,396	39,303
Proceeds from convertible notes payable	150,000	100,000
Net Cash Provided by (Used in) Continuing Financing Activities	127,137	(1,243,126)
Effects of exchange rate changes on cash	-	1,105
Net Change in Cash	(2)	2
Cash at Beginning of Period	2	-
Cash at End of Period	-	2
Less Cash of Discontinued Operations at End of Period	-	-
Cash of Continued Operations at End of Period	$-	$2

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,074	$157,494
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Note receivable acquired for sale of mine property	$-	$2,700,000
Common stock issued for conversion of debt	$25,043	$-
Common stock issued for settlement of notes payable - related parties	$-	$18,057,410
Recognition of debt discounts on convertible note payable	$179,800	$66,615

See accompanying notes to the consolidated financial statements.

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023

1. Nature of Business

BluSky AI Inc, (formerly know as Inception Mining, Inc.) (formerly known as Gold American Mining Corp.) was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Inception Mining, Inc. is a precious metal mineral acquisition, exploration and development company. Inception Development, Inc., its wholly owned subsidiary, was incorporated under the laws of the State of Idaho on January 28, 2013.

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

COVID-19 – The Company has been impacted significantly by the COVID-19 global pandemic. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders, and recommendations to practice social distancing. Based on management’s assessment as of December 31, 2024, the ultimate impact of COVID-19 on the Company’s business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

2. Summary of Significant Accounting Policies

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2024, the Company has an accumulated deficit of $29,863,364, a working capital deficit of $3,346,850 and used $127,139 in cash for operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are issued.

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

Cash and Cash Equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2024 and December 31, 2023, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on December 31, 2024 are summarized below:

	Level 1	Level 2	Level 3	Total

Debt derivative liabilities	-	-	186,542	186,542
Total Liabilities	$-	$-	$186,542	$186,542

The fair value of financial instruments on December 31, 2023 are summarized below:

	Level 1	Level 2	Level 3	Total

Warrant liabilities	$-	$-	$-	$-
Debt derivative liabilities	-	-	39,281	39,281
Total Liabilities	$-	$-	$39,281	$39,281

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

Notes Receivable – Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of December 31, 2024 and 2023, notes receivable balances include one note due from Mother Load Mining, Inc. in the amounts of $2,219,442, net of reserves of $2,219,442 (see Note 4 – Note Receivable). However, the Company has elected to create an allowance for doubtful collection of this note for the full outstanding balance of $2,219,442 as of December 31, 2024 and recognized a bad debt expense of $2,219,442 during the year ended December 31, 2023.

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

Income (Loss) per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not anti-dilutive. 810,359 common share equivalents have been excluded from the diluted loss per share calculation for the year ended December 31, 2024 because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the years ended December 31, 2024 and 2023:

	For the Years Ended
Numerator	December 31, 2024	December 31, 2023
Net Income (Loss) - Controlling Interest	$(949,782)	$12,741,988
Gain on Extinguishment of Debt	-	(6,313,102)
Interest Expense	-	72,790
Change in Derivative Liabilities	-	(3,220,312)
Adjusted Net Income (Loss) - Controlling Interest	$(949,782)	$3,281,364

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,647,513	2,330,781
Dilutive Shares	-	430,295,965
Diluted Weighted Average Number of Shares Outstanding during Period	2,647,513	432,646,746

Diluted Net Income (Loss) per Share	$(0.36)	$0.03

Comprehensive Loss – Comprehensive loss is made up of the exchange differences arising on translating foreign operations and the net loss for the years ended December 31, 2024 and 2023.

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

Business Segments – The Company operates in one segment and therefore segment information is not presented.

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expires in August 2024.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	December 31, 2024	December 31, 2023
Operating leases
Long-term right-of-use assets	$-	$9,595

Short-term operating lease liabilities	$-	$9,595
Long-term operating lease liabilities	-	-
Total operating lease liabilities	$-	$9,595

The Company made cash payments of $22,484 and $15,772 for the years ended December 31, 2024 and 2023, respectively. The Company incurred rent expense of $22,484 and $15,722 for the years ended December 31, 2024 and 2023, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2024:

Debt Derivative Liabilities
Balance, December 31, 2023	$39,281
Transfers in upon initial fair value of derivative liabilities	343,582
Change in fair value of derivative liabilities and warrant liability	(196,321)
Balance, December 31, 2024	$186,542

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

At December 31, 2024, the Company marked to market the fair value of the debt derivatives and determined a fair value of $186,542. The Company recorded a gain from change in fair value of debt derivatives of $196,321 for the year ended December 31, 2024. The fair value of the embedded derivatives was determined using the Monte Carlo Valuation Model. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 155.5%, (2) weighted average risk-free interest rate of 4.30% and (3) expected life of 0.13 years.

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

In addition to the amounts already delivered under the LOI, an additional amount of $2,700,000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. The Company has received payments totaling $480,558, leaving an outstanding balance of $2,219,442 as of December 31, 2024. MLM is currently $298,642 behind on payments. Outstanding balances and missed Monthly Payments will be secured by a 10% net smelter royalty (NSR) on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions. However, the Company has elected to create an allowance for doubtful collection of this note for the full outstanding balance of $2,219,442 as of December 31, 2024 and recognized a bad debt expense of $2,219,442 during the year ended December 31, 2023.

The following table summarizes the note receivable of the Company as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,219,442	$2,700,000
Less: Payments received	-	(480,558)
Total Note Receivable outstanding	2,219,442	2,219,442
Less: Allowance for Doubtful Note Receivable	(2,219,442)	(2,219,442)
Total Note Receivable	$-	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment of continuing operations at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Machinery and Equipment	$25,368	$25,368
Office Equipment and Furniture	1,627	1,627
	26,995	26,995
Less Accumulated Depreciation	(24,464)	(23,737)
Less Loss on Disposal of Property, Plant and Equipment	(2,531)	-
Total Property, Plant and Equipment	$-	$3,258

During the years ended December 31, 2024 and 2023, the Company recognized depreciation expense of $727 and $725, respectively. During the year ended December 31, 2024, the Company disposed of its remaining property, plant and equipment and recognized a loss of $2,531.

6. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities of continuing operations at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Accounts Payable	$518,930	$348,902
Accrued Liabilities	1,226,857	913,887
Accrued Salaries and Benefits	-	69,249
Total Accrued Liabilities	$1,745,787	$1,332,038

7. Notes Payable

Notes payable of continuing operations were comprised of the following as of December 31, 2024 and 2023:

Notes Payable	December 31, 2024	December 31, 2023
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	65,000	65,000
Total Notes Payable	125,000	125,000
Less Short-Term Notes Payable	(125,000)	(125,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that originally matured on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of December 31, 2024, the gross balance of the note was $60,000 and accrued interest was $129,363.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note was due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. The Company made one payment of $10,000 during the fiscal year ended December 31, 2023. As of December 31, 2024, the gross balance of the note was $65,000 and in default.

8. Notes Payable – Related Parties

Notes payable – related parties of continuing operations were comprised of the following as of December 31, 2024 and 2023:

Notes Payable - Related Parties	Relationship	December 31, 2024	December 31, 2023
Cluff-Rich PC 401K	Affiliate - Controlled by Director	$51,000	$51,000
Whit Cluff	Director	15,327	-
Debra D'ambrosio	Immediate Family Member	531,434	455,513
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
Total Notes Payable - Related Parties		992,761	901,513
Less Short-Term Notes Payable - Related Parties		(992,761)	(32,895)
Total Long-Term Notes Payable - Related Parties		$-	$868,618

Cluff-Rich PC 401K (Affiliate – Controlled by Significant Shareholder) – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,143 shares of common stock as settlement for the accrued interest of $18,000. During the year ended December 31, 2023, the Company made a payment of $9,000 towards the principal balance. As of December 31, 2024, the gross balance of the notes was $51,000.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,201 shares of common stock on February 1, 2023 as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of December 31, 2024, the gross balance of the note was $422,618.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $32,895 (the “Note”) for the two Notes issued from April through December 2023, which had expired. The Note bears a 5.00% interest rate and matures on December 31, 2023. During the year ended December 31, 2024, the Company paid the principal balance of $32,895. As of December 31, 2024, the gross balance of the note was $0.

D. D’Ambrosio (Immediate Family Member of Director) – On January 31, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $22,695 (the “Note”), which bears a 5.00% interest rate and matures on January 31, 2025. During the year ended December 31, 2024, the Company paid the principal balance of $22,695. As of December 31, 2024, the gross balance of the note was $0.

D. D’Ambrosio (Immediate Family Member of Director) – On March 31, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,000 (the “Note”), which bears a 5.00% interest rate and matures on March 31, 2025. During the year ended December 31, 2024, the Company paid the principal balance of $6,000. As of December 31, 2024, the gross balance of the note was $0.

D. D’Ambrosio (Immediate Family Member of Director) – On May 1, 2024, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $32,455 (the “Note”), which bears a 5.00% interest rate and matures on December 31, 2024. During the year ended December 31, 2024, the Company paid the principal balance of $32,455. As of December 31, 2024, the gross balance of the note was $0.

D. D’Ambrosio (Immediate Family Member of Director) – During June through September, 2024, the Company received funds in the amount of $50,395. On October 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $50,395 (the “Note”), which bears a 5.00% interest rate and matures on October 31, 2025. During the year ended December 31, 2024, the Company made payments of $4,430 towards the principal balance. As of December 31, 2024, the gross balance of the note was $45,965.

D. D’Ambrosio (Immediate Family Member of Director) – During October through December, 2024, the Company received funds in the amount of $62,851. On November 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $62,851 (the “Note”), which bears a 15.00% interest rate and matures on November 30, 2025. As of December 31, 2024, the gross balance of the note was $62,851 and accrued interest was $1,550.

Francis E. Rich (Immediate Family Member of Director) – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of December 31, 2024, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC (Affiliate – Controlled by Significant Shareholder) – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,929 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of December 31, 2024, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $15,327 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. As of December 31, 2024, the gross balance of the note was $15,327 and accrued interest was $766.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2024 and 2023:

Convertible Notes Payable	December 31, 2024	December 31, 2023
1800 Diagonal Lending	$266,451	$77,701
Total Convertible Notes Payable	266,451	77,701
Less Unamortized Discount	-	(40,161)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	266,451	37,540
Less Short-Term Convertible Notes Payable	(266,451)	(37,540)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On September 12, 2023, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on June 15, 2024 and bears 11% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the year ended December 31, 2023, the Company paid $43,122 towards the principal balance of $38,849 and $4,273 in accrued interest. For the year ended December 31, 2023, the Company amortized $26,454 of debt discount as interest expense. During the year ended December 31, 2024, the Company paid $86,245 towards the principal balance of $77,701 and $8,544 in accrued interest. For the year ended December 31, 2024, the Company amortized $40,161 of debt discount as interest expense. As of December 31, 2024, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC – On January 23, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $63,250 (the “Note”) due on October 30, 2024 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $13,250). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the year ended December 31, 2024, the Company paid $23,613 towards the principal balance of $21,083 and $2,530 in accrued interest. For the year ended December 31, 2024, the Company amortized $63,250 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal and interest of $40,480. As of December 31, 2024, the gross balance of the note was $70,647 and accrued interest was $3,170.

1800 Diagonal Lending LLC – On May 3, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on February 15, 2025 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 35% discount of the lowest trading price of the common stock during the 10 trading day period prior to conversion. For the year ended December 31, 2024, the Company amortized $116,550 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal and interest of $79,254. As of December 31, 2024, the gross balance of the note was $195,804 and accrued interest was $7,510.

Antczak Polich Law, LLC – On August 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $300,000 (the “Note”) due on August 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $300,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the year ended December 31, 2023, the Company recognized a gain on settlement of debt of $309,798. During the year ended December 31, 2023, the Company made a payment of $10,000 toward the principal of this note. As of December 31, 2024, the gross balance of the note was $65,000 and accrued interest was $0.

Antczak Polich Law, LLC – On December 1, 2018, the Company issued an unsecured Convertible Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $130,000 (the “Note”) due on December 1, 2019 and bears 8% per annum interest, due at maturity. This Note was issued for $130,000 in legal fees due to Antczak for its services related to several legal issues handled for the Company. The Note is convertible into common stock, at holder’s option, at a fixed conversion price of $0.75 per share. On March 21, 2023, the Company negotiated a settlement with the lender on this note. The remaining accrued interest was forgiven. During the year ended December 31, 2023, the Company recognized a gain on settlement of debt of $14,142. As of December 31, 2024, the gross balance of the note was $0 and accrued interest was $0.

Antilles Family Office LLC – On May 20, 2019, the Company issued a secured Convertible Promissory Note (“Note”) to an Investor, in the principal amount of $4,250,000 (the “Note”) due on May 20, 2022 and bears 20% (24% default) per annum interest, due at maturity. The total net proceeds the Company received was $3,000,000. On November 24, 2021, the Note was assigned by the Investor to Antilles Family Office, LLC (“Antilles”). The Note is convertible into common stock, at holder’s option, at 100% of market price less $0.01 per share. Market price means the mathematical average of the five lowest individually daily volume weighted average prices of the common stock from the period beginning on the issuance date and ending on the maturity date. The conversion price has a floor price of $0.01 per share of common stock. The Company issued 9,250 warrants to purchase shares of common stock in connection with this note. The warrants have a three-year life and an exercise price as follows: 3,750 at an exercise price of $0.40 per share, 3,000 at an exercise price of $0.50 per share and 2,500 at an exercise price of $0.60 per share. The proceeds were allocated between the note for $1,788,038 and the warrants for $1,211,962. The note has an early payoff penalty of 140% of the then outstanding face value. On July 29, 2019, the investor converted $265,000 of the principal balance into 2,987 shares of common stock valued at $0.11 per share. The Company recognized a loss on the extinguishment of debt of $40,350. During 2020, the investor converted $36,300 of the principal balance into 17,834 shares of common stock. The Company recognized a loss on the extinguishment of debt of $531,194. The Company also made cash payments of $500,000 towards the principal balance of the note. The Company has required payments as follows: $2,400,000 in 2021 and the remaining balance due in 2022. During 2020, the Company experienced a triggering event. As a result, the interest rate increased to 20% for the life of the note. On April 14, 2020, the Company entered into a Forbearance Agreement with Investor in which Investor agreed to rescind its prior declaration of an Event of Default under the May 20, 2019 Note Purchase Agreement and the Company agreed to pay certain monthly and quarterly redemptions of the May 20, 2019 Note through 2022. Specifically, the Company agreed to pay $900,000 during 2020, $2,400,000 during 2021 and $500,000 delivered during each quarter of 2022 until the Note is converted or redeemed in full. During the year ended December 31, 2021, the investor converted $231,724 of the principal balance into 83,753,430 shares of common stock. The Company recognized a loss on the extinguishment of debt of $1,783,593. The Company also made cash payments of $142,857 towards the principal balance of the note. The Investor assigned the Note to Antilles in November 2021. On December 30, 2021, the Company was served with a complaint filed by Antilles claiming an amount of $5,324,206 due from the Company. In the complaint, filed in the United States District Court for the District of Delaware, Antilles alleges breach of contract and unjust enrichment against the Company and seeks a judgment in the collection action, an aware of attorneys’ fees and other expenses, and injunctive relief to preserve the assets of the Company. The Company has responded to the complaint with a motion to dismiss several counts of the complaint as impermissibly duplicative of the breach of contract claim, and intends to defend the lawsuit aggressively. On January 18, 2023, the Company negotiated a settlement and paid $1,200,000 to Antilles. The remaining balance of $1,873,532 and the accrued interest of $3,695,059 was forgiven. During the year ended December 31, 2023, the Company recognized a gain on settlement of debt of $5,574,710. As of December 31, 2024, the gross balance of the note was $0 and accrued interest was $0.

Scotia International of Nevada, Inc. – On January 10, 2019, the Company issued an unsecured Convertible Promissory Note (“Note”) to Scotia International of Nevada, Inc. (“Scotia”), in the principal amount of $400,000 (the “Note”) due on January 10, 2022 and bears 6% per annum interest, due at maturity. The Note was issued as part of a buyout agreement on the net smelter royalty due Scotia on the precious metals mined from the Company’s mining operation in Honduras. The Note is convertible into common stock, at holder’s option, at $0.50 per share as long as the Company’s common stock’s bid price is less than $0.75 per share. If the bid price is more than $0.75 per share, then Scotia may elect to convert at the average bid price of the common stock during the 10-trading day period prior to conversion. On April 12, 2023, the Company negotiated a settlement with the lender on this note. This note reverted to a non-convertible note with a balance of $75,000 and does not accrue interest (see note 7 for more details) and the remaining balance along with accrued interest was forgiven. During the year ended December 31, 2023, the Company recognized a gain on settlement of debt of $421,289. During the year ended December 31, 2023, the Company paid this debt in full. As of December 31, 2024, the gross balance of the note was $0 and accrued interest was $0.

10. Stockholders’ Deficit

Common Stock

On August 2, 2024 upon the conversion of $12,000 in existing debt owed to the shareholder that has been accrued, the Company issued 20,870 restricted shares of Common Stock to 1800 Diagonal Lending LLC .

On January 1, 2023, the Company issued 28,572 restricted shares of Common Stock to Justin Wilson for services rendered to the Company. These shares were valued at $0.0006 per share and the Company recognized an expense for stock-based compensation of $17,143.

On January 1, 2023, the Company issued 28,572 restricted shares of Common Stock to Sean Wilson for services rendered to the Company. These shares were valued at $0.0006 per share and the Company recognized an expense for stock-based compensation of $17,143.

On February 1, 2023, the Company issued 5,143 restricted shares of Common Stock to Cluff-Rich 401(k) upon the conversion of $18,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 16,429 restricted shares of Common Stock to Fran Rich upon the conversion of $57,500 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 23,201 restricted shares of Common Stock to Debra D’Ambrosio upon the conversion of $81,204 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 485,403 restricted shares of Common Stock to Trent D’Ambrosio upon the conversion of $1,794,754 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 17,143 restricted shares of Common Stock to Kay Briggs upon the conversion of $60,000 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 204,286 restricted shares of Common Stock to Legends Capital Group upon the conversion of $2,204,695 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 314,572 restricted shares of Common Stock to L W Briggs Irrevocable Trust upon the conversion of $3,370,371 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 52,858 restricted shares of Common Stock to Claymore Management upon the conversion of $580,768 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 965,138 restricted shares of Common Stock to Clavo Rico Inc. upon the conversion of $9,774,869 in existing debt owed to the shareholder that has been accrued by the Company.

On February 1, 2023, the Company issued 32,929 restricted shares of Common Stock to Pine Valley Investments upon the conversion of $115,250 in existing debt owed to the shareholder that has been accrued by the Company.

On February 17, 2023, the Company issued 42,858 restricted shares of Common Stock to Whit Cluff for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock-based compensation of $60,000.

On February 17, 2023, the Company issued 2,858 restricted shares of Common Stock to Rod Sperry for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock-based compensation of $4,000.

On February 17, 2023, the Company issued 2,858 restricted shares of Common Stock to Brunson Chandler & Jones, PLLC for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock-based compensation of $4,000.

On February 17, 2023, the Company issued 14,286 restricted shares of Common Stock to Kyle Pickard for services rendered to the Company. These shares were valued at $0.0014 per share and the Company recognized an expense for stock-based compensation of $20,000.

On September 22, 2023, the Company issued 157,143 restricted shares of Common Stock to William McCluskey for services rendered to the Company in accordance to a consulting agreement. These shares were valued at $0.001 per share and the Company recognized an expense for stock-based compensation of $157,143.

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

The provision for income tax expense (recovery) is comprised the following amounts:

Tax Reconciliations	December 31, 2024	December 31, 2023
Tax at Statutory Rate	$(246,913)	$3,316,471
Meals and Entertainment	(63)	(362)
Change in Derivative Liability	(51,043)	(851,083)
Amortization of Debt Discount	57,190	(20,028)
Accrued Interest	48,050	11,212
Change in Valuation of Allowance	192,779	(2,456,210)
Tax Provision	$-	$-

The components of deferred income tax in the accompanying balance sheets are as follows:

Deferred Tax Assets	December 31, 2024	December 31, 2023
(21% Federal, 5% Average Corporate Rate)
Net Operating Loss Carry-forwards	$4,127,868	$4,320,740
Depreciation	217,362	217,362
Accrued Interest	(48,050)	(11,213)
Valuation Allowance	(4,297,180)	4,526,889)
Deferred Tax Assets	$-	$-

As of December 31, 2024 and 2023, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $2,614,710 and $1,872,892, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carry-forward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2044.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2044.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2012 through December 31, 2024 generally remain open to examination by the Internal Revenue Service until its net operating loss carry-forwards are utilized and the applicable statutes of limitation have expired.

12. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with the Company’s chief executive officer, stockholder and director. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of July 1, 2018 (see Employment Agreements below). As of December 31, 2022, the Company owed $1,035,000 to the stockholder/director in accrued consulting fees. The accrued consulting fees were converted to equity on February 1, 2023. As of December 31, 2024, the balance of accrued consulting fees was $0.

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

Notes Payable – The Company took six short-term notes payable from Debra D’ambrosio, an immediate family member related party during the year ended December 31, 2024. The Company received $174,396 in cash from related parties and paid out $98,475 in cash to related parties on notes payable. The Company also took one short-term note payable form Whit Cluff, a director, during the year ended December 31, 2024. Mr. Cluff paid expenses of the Company in the amount of $15,327 (See Note 8 for more details).

Accounts Payable – Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of December 31, 2024, there is $260,828 in accounts payable and accrued liabilities.

13. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. The following is a summary of pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations of the Company.

On March 4, 2024, the Company filed a lawsuit against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants"), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company was able to effect service of process on Mother Lode Mining, Inc. through Alternative Service and litigation has proceeded since that time. Mother Lode Mining has until May 2, 2025 to file a responsive pleading to the Company’s complaint. The Company intends to pursue the lawsuit aggressively.

On January 18, 2023, the Company negotiated a settlement with Antilles Family Office, LLC through which the Company paid $1,200,000 to Antilles and the remaining balance of $1,873,532 and the accrued interest of $3,695,059 under the original Secured Redeemable Convertible Promissory Note was forgiven.

The Company’s former subsidiary, Compañía Minera Clavo Rico, S.A. de C.V., was served with a lawsuit filed by SAR, the taxing authority in Honduras, alleging additional tax liability due. The Complaint alleges that HNL7,186,151,96 lempires are due in a demand for execution of a forced extrajudicial title. The Company had accrued $256,674 in this matter, but the liability was extinguished with the sale of the subsidiary.

Other Commitments

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before March 31, 2025. This amount is currently reported in accounts payable at December 31, 2024.

14. Discontinued Operations

During the year ended December 31, 2022, the Company decided to discontinue all of its operating activities. Based on that decision, the Company’s board of directors committed to a plan to sell the CMCS entity operating the mine in Honduras.

In accordance with the provisions of ASC 205-20, the Company has zero reported assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets as of December 31, 2024 and 2023.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive loss. The results of operations from discontinued operations for the years ended December 31, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, and consist of the following.

	Years Ended
	December 31, 2024	December 31, 2023
Precious Metals Income	$-	$-
Cost of goods sold	-	315,152
Gross profit	-	(315,152)

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
General and administrative	-	181,519
Depreciation and amortization	-	212
	-	181,731
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	-	(496,883)

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Interest expense	-	698
	-	698

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	-	(497,581)
Provision for income taxes of discontinued operations	-	-
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$-	$(497,581)

The Company recognized a gain on the sale of mine property in discontinued operations of $7,230,453. This gain was comprised of the Company’s investments in the subsidiaries and any inter-company loans that were provided to or from the subsidiaries. This gain was reported as a separate line item in discontinued operations in the consolidated statements of operations and comprehensive loss.

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the years ended December 31, 2024 and 2023 have been reflected as discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2024 and 2023, and consist of the following.

	Years Ended
	December 31, 2024	December 31, 2023
DISCONTINUED OPERATING ACTIVITIES
Net loss	$-	$(497,581)
Depreciation expense	-	4,259
Changes in operating assets and liabilities:
Trade receivables	-	91
Inventories	-	(12,981)
Prepaid expenses and other current assets	-	(34,670)
Accounts payable and accrued liabilities	-	(294,243)
Accounts payable and accrued liabilities - related parties	-	834,659
Net cash provided by operating activities of discontinued operations	$-	$(466)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property, plant and equipment	$-	$(652)
Net cash provided by (used in) investing activities of discontinued operations	$-	$(652)

16. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as noted below.

On January 9, 2025, the Company entered into a 12 month, $125,000 promissory note with Digtal Assest Medium LLC (a related party). The Note has a 15% annual interest rate.

On March 5, 2025, the Company received notice from FINRA as to the Effective Date of the name change to be March 7, 2025. The name change to “BLUSKY AI, INC.” is already effective and, twenty days following the Effective Date, the trading symbol for the Common Stock will change to "BSAI."

The Company enacted a reverse stock split of the Company's issued and outstanding shares of common stock, par value $0.00001 per share (the "Common Stock"), at a ratio of 1-for-1,000 (the "Reverse Stock Split"). The Reverse Stock Split became effective on March 10, 2025 (the "Effective Date").

