Form 10-Q
period 2025-03-31
BLUSKY AI INC.
filed 2025-05-15
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-55219

BluSky AI Inc.
(FKA Inception Mining, Inc.)
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

As of May 15, 2025 there were 2,665,205 shares of the registrant’s common stock issued and outstanding.

BLUSKY AI INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current Assets
Prepaid expenses and other current assets	$3,000	$-
Total Current Assets	3,000	-

Other assets	531	531
Total Assets	$3,531	$531

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,849,507	$1,745,787
Accrued interest - related parties	44,922	30,310
Note payable	125,000	125,000
Notes payable - related parties	1,155,032	992,761
Convertible notes payable - net of discount	-	266,450
Derivative liabilities	-	186,542
Total Current Liabilities	3,174,461	3,346,850
Total Liabilities	3,174,461	3,346,850

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 2,665,205 and 2,659,773 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	27	27
Additional paid-in capital	26,517,017	26,517,017
Accumulated deficit	(29,687,975)	(29,863,364)
Total Stockholders' Deficit	(3,170,930)	(3,346,319)
Total Liabilities and Stockholders' Deficit	$3,531	$531

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating Expenses
General and administrative	$146,105	$123,757
Depreciation and amortization	-	181
Total Operating Expenses	146,105	123,938
Income (Loss) from Operations	(146,105)	(123,938)

Other Income/(Expenses)
Other income (expense)	96	-
Change in derivative liability	-	(16,258)
Initial derivative expense	-	(57,116)
Gain on extinguishment of debt	338,673	-
Interest expense	(17,275)	(59,668)
Total Other Income/(Expenses)	321,494	(133,042)

Net Income (Loss) from Operations before Income Taxes	175,389	(256,980)
Provision for Income Taxes	-	-
Net Income (Loss)	$175,389	$(256,980)

Net income (loss) per share – Basic and Diluted	$0.07	$(0.10)
Weighted average number of shares outstanding during the period – Basic and Diluted	2,660,618	2,638,875

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	51	$1	2,638,773	$27	$26,517,017	$(29,863,364)	$(3,346,319)
Rounding shares issued with reverse split	-	-	5,432	-	-	-	-
Net income for the period	-	-	-	-	-	175,389	175,389
Balance, March 31, 2025	51	$1	2,644,205	$27	$26,517,017	$(29,687,975)	$(3,170,930)

	Preferred stock		Common stock		Additional		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	51	$1	2,638,903	$26	$26,491,974	$(28,913,582)	$(2,421,581)
Net loss for the period	-	-	-	-	-	(256,980)	(256,980)
Balance, March 31, 2024	51	$1	2,638,903	$26	$26,491,974	$(29,170,562)	$(2,678,561)

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities:
Net Income (Loss)	$175,389	$(256,980)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization expense	-	181
(Gain) on extinguishment of debt	(338,673)	-
Change in derivative liability	-	16,258
Expenses paid in behalf of the company by related party	-	10,300
Amortization of right-of-use asset	-	3,424
Amortization of debt discount	-	37,190
Initial derivative expense	-	57,116
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,000)	4,389
Accounts payable and accrued liabilities	114,401	87,595
Accounts payable and accrued liabilities - related parties	14,612	7,719
Net Cash Used In Operating Activities	(37,271)	(32,808)

Cash Flows From Investing Activities:
Net Cash Provided By (Used In) Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of convertible notes payable	-	(45,877)
Proceeds from notes payable-related parties	37,271	28,695
Proceeds from convertible notes payable	-	50,000
Net Cash Provided by Continuing Financing Activities	37,271	32,818
Net Change in Cash	-	10
Cash at Beginning of Period	-	2
Cash at End of Period	$-	$12

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$5,117
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Recognition of debt discounts on convertible note payable	$-	$63,250
Note payable issued to related party for settlement of convertible note payable	$125,000	$-

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2025

1. Nature of Business

BluSky AI, Inc. (formerly known as Inception Mining, Inc.) was incorporated under the name of Golf Alliance Corporation and under the laws of the State of Nevada on July 2, 2007. Inception Mining, Inc. was a precious metal mineral acquisition, exploration and development company. Inception Development, Inc., its wholly owned subsidiary, was incorporated under the laws of the State of Idaho on January 28, 2013.

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had a net income of $175,389 during the three-month period ended March 31, 2025 and had a working capital deficit of $3,171,461 as of March 31, 2025. These along with other factors indicate that the Company has substantial doubt of being able to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Basis of Presentation - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

Condensed Financial Statements - The interim financial statements included herein have been prepared by BluSky AI, Inc. (“BluSky” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in this filing and the Form 10-K for the year ended December 31, 2024 filed with the SEC on April 1, 2025.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments necessary to present fairly the financial position of the Company and as of March 31, 2025, the results of its statements of operations and comprehensive income (loss) for the three-month period ended March 31, 2025, its condensed statement of stockholders’ deficit and its cash flows for the three-month period ended March 31, 2025. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of the estimated useful lives and valuation of properties, plant and equipment, deferred tax assets, convertible preferred stock, derivative assets and liabilities, stock-based compensation and payments, and contingent liabilities.

Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2025 and December 31, 2024, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of March 31, 2025 and December 31, 2024, notes receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,219,442 and $2,219,442, respectively, net of reserves of $2,219,442 and $2,219,442 (see Note 4 – Note Receivable).

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

Income (Loss) per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 0 and 151,563,371 common share equivalents have been excluded from the diluted loss per share calculation for the three-month periods ended March 31, 2025 and 2024, respectively, because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the three-month periods ended March 31, 2025 and 2024:

	For the Three Months Ended
Numerator	March 31, 2025	March 31, 2024
Net Income (Loss)	$175,389	$(256,980)
Adjusted Net Income (Loss)	$175,389	$(256,980)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,660,618	2,638,875
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	2,660,618	2,638,875

Diluted Net Income (Loss) per Share	$0.07	$(0.10)

Derivative Liabilities - Derivative liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the statements of operations. We do not hold or issue any derivative financial instruments for speculative trading purposes.

Income Taxes - The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the income tax expense.

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

The Company made cash payments of $0 and $3,732 for the three months ended March 31, 2025 and 2024, respectively. The Company incurred rent expense of $4,761 and $3,424 for the three months ended March 31, 2025 and 2024, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2025:

Debt Derivative Liabilities
Balance, December 31, 2024	$186,542
Settlement of derivative liabilities	(186,542)
Balance, March 31, 2025	$-

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

In addition to the amounts already delivered under the LOI, an additional amount of $2,700,000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. The Company has received several payments leaving an outstanding balance of $2,219,442 as of March 31, 2025. MLM paid an additional $80,000 in initial payments than the agreement called for. Based on this additional funds, MLM has paid less than the scheduled payments to make up the cash outflow to them. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions.

The following table summarizes the note receivable of the Company as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,219,442	$2,219,442
Less: Payments received	-	-
Total Note Receivable outstanding	2,219,442	2,219,442
Less: Allowance for Doubtful Note Receivable	(2,219,442)	(2,219,442)
Total Note Receivable	$-	$-

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Accounts Payable	$555,669	$518,930
Accrued Liabilities	1,161,788	1,226,857
Accrued Salaries and Benefits	132,026	-
Negative Cash in Bank	24	-
Total Accrued Liabilities	$1,849,507	$1,745,787

6. Notes Payable

Notes payable were comprised of the following as of March 31, 2025 and December 31, 2024:

Notes Payable	March 31, 2025	December 31, 2024
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	65,000	65,000
Total Notes Payable	125,000	125,000
Less Short-Term Notes Payable	(125,000)	(125,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of March 31, 2025, the gross balance of the note was $60,000 and accrued interest was $132,026.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. As of March 31, 2025, the gross balance of the note was $65,000.

7. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2025 and December 31, 2024:

Notes Payable - Related Parties	Relationship	March 31, 2025	December 31, 2024
Cluff-Rich PC 401K	Affiliate - Controlled by Director	$51,000	$51,000
Whit Cluff	Director	15,327	15,327
Digital Asset Medium, LLC	Affiliate - Controlled by Director	162,000	-
D. D'ambrosio	Immediate Family Member	531,705	531,434
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
Total Notes Payable - Related Parties		1,155,032	992,761
Less Short-Term Notes Payable - Related Parties		(1,155,032)	(992,761)
Total Long-Term Notes Payable - Related Parties		$-	$-

Cluff-Rich PC 401K – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,143 shares of common stock on February 1, 2023 as settlement for the accrued interest of $18,000. During the nine months ended September 30, 2023, the Company made a payment of $9,000 towards the principal balance. As of March 31, 2025, the gross balance of the notes was $51,000.

Digital Asset Medium, LLC (Affiliate – Director) – On January 9, 2025, the Company formalized an unsecured Short-Term Promissory Notes to Digital Asset Medium, LLC in principal amounts totaling $162,000 (the “Note”), which bears a 15.00% interest rate and matures on January 31, 2026. This lender directly paid $125,000 to settle the notes held by 1800 Diagonal Lending, LLC (see Note 9). As of March 31, 2025, the gross balance of the note was $162,000 and accrued interest was $5,393.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,201 shares of common stock on February 1, 2023 as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of March 31, 2025, the gross balance of the note was $422,618 and accrued interest was $11,906.

D. D’Ambrosio (Immediate Family Member of Director) – During June through September, 2024, the Company received funds in the amount of $50,395. On October 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $50,395 (the “Note”), which bears a 5.00% interest rate and matures on October 31, 2025. During the nine months ended September 30, 2024, the Company made payments of $4,430 towards the principal balance. As of March 31, 2025, the gross balance of the note was $45,965 and accrued interest was $22,983.

D. D’Ambrosio (Immediate Family Member of Director) – During October through December, 2024, the Company received funds in the amount of $62,851. On November 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $62,851 (the “Note”), which bears a 15.00% interest rate and matures on November 30, 2025. As of March 31, 2025, the gross balance of the note was $62,851 and accrued interest was $3,874.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2025, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $271 (the “Note”), which bears a 15.00% interest rate and matures on December 31, 2025. As of March 31, 2025, the gross balance of the note was $271 and accrued interest was $0.

Francis E. Rich – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,428,571 shares of common stock as settlement for the accrued interest of $57,500. As of March 31, 2025, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,928,571 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of March 31, 2025, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $15,327 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. As of March 31, 2025, the gross balance of the note was $15,327 and accrued interest was $766.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

8. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2025 and December 31, 2024:

Convertible Notes Payable	March 31, 2025	December 31, 2024
1800 Diagonal Lending	$-	$266,451
Total Convertible Notes Payable	-	266,451
Less Unamortized Discount	-	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	-	266,451
Less Short-Term Convertible Notes Payable	-	(266,451)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC – On January 23, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $63,250 (the “Note”) due on October 30, 2024 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $13,250). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the nine months ended September 30, 2024, the Company paid $23,613 towards the principal balance of 21,083 and $2,530 in accrued interest. For the nine months ended September 30, 2024, the Company amortized $63,250 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $21,083 and interest of $2,530. On January 9, 2025, the Company negotiated a settlement on this note and the second note with the lender noted below and paid the note in full. As of March 31, 2025, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC – On May 3, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on February 15, 2025 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 35% discount of the lowest trading price of the common stock during the 10 trading day period prior to conversion. For the nine months ended September 30, 2024, the Company amortized $116,550 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $58,275 and interest of $6,993. On January 9, 2025, the Company negotiated a settlement on this note and the note with the lender noted above and paid the note in full. As of March 31, 2025, the gross balance of the note was $0 and accrued interest was $0.

On January 9, 2025, the Company negotiated the settlement of both notes with the lender and agreed to pay $125,000 to settle both notes in full. The Company took a note from a related party (see Note 8) to pay the $125,000 to the lender. The Company recognized a gain on forgiveness of debt of $338,673. This gain is made of $152,131 of default principal and interest and $186,542 in change in derivative liability.

9. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 10,300,000,000 shares of common stock with a par value of $0.00001 per share. As of March 31, 2025 and December 31, 2024, there were 2,665,205 and 2,659,773 shares of common stock issued and outstanding, respectively.

The Company enacted a reverse stock split of the Company's issued and outstanding shares of common stock, par value $0.00001 per share (the "Common Stock"), at a ratio of 1,000-for-1 (the "Reverse Stock Split"). The Reverse Stock Split became effective on March 10, 2025 (the "Effective Date"). All share amounts have been retroactively adjusted.

On August 2, 2024 the Company issued 20,870 restricted shares of Common Stock to 1800 Diagonal Lending LLC upon the conversion of $12,000 in existing debt owed to the shareholder that has been accrued by the Company.

10. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with stockholder/director Trent D’Ambrosio. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of March 31, 2025, there is $1,161,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable – The Company took one short-term note payable from Debra D’ambrosio, an immediate family member related party and one short-term note payable from Digital Asset Medium, LLC, an affiliate of a direct during the three months ended March 31, 2025. The Company received $37,271 in cash from related parties and $125,000 was paid directly to another lender to settle their outstanding notes (See Notes 8 and 9 for more details).

Accounts Payable – Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of March 31, 2025, there is $286,612 in accounts payable and accrued liabilities.

11. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. The following is a summary of pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations of the Company.

March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants"), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company was able to effect service of process on Mother Lode Mining, Inc. through Alternative Service and litigation has proceeded since that time. On May 2, 2025, Mother Lode Mining filed a Motion to Dismiss For Failure to State a Claim against the Company, and the Company disputes the premise of their argument.  The Company intends to continue to pursue the lawsuit aggressively.

In the opinion of management, as of March 31, 2025, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before March 31, 2025. This amount is currently reported in accounts payable and accrued liabilities at March 31, 2025.

12. Subsequent Events

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

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by BluSky AI Inc. (“BluSky AI” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in this filing.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2025, the results of its statements of operations for the three-month periods ended March 31, 2025 and 2024, and its cash flows for the three-month periods ended March 31, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview and Plan of Operation

Overview

BluSky AI Inc., is a pioneering company in AI-driven data center solutions, combining innovation with regulatory compliance and sustainability. The company is focused on high-performance computing infrastructure, strategic site selection, and operational risk management.

Financial Condition

BluSky AI Inc., as a startup entering the highly competitive AI-driven data center industry, faces significant financial constraints, primarily due to limited capital resources and liquidity. In an industry characterized by high upfront infrastructure costs, regulatory compliance expenses, and ongoing operational investments, BluSky AI must carefully manage its financial position to sustain growth and innovation. The company’s liquidity challenges, reflected in a low current ratio and negative cash flow, highlight the need for strategic capital allocation and alternative financing options. With restricted access to immediate cash reserves and a growing need for funding, BluSky AI is actively structuring equity financing mechanisms, including convertible notes and stock issuance, to strengthen its financial foundation. Successfully navigating these early-stage financial pressures will be critical for positioning BluSky AI as a sustainable and competitive player in the AI-powered data center space.

Startups in the AI-driven data center industry face several key financial risks that can impact their ability to scale and compete effectively:

1.	High Capital Requirements – Building and maintaining data centers requires substantial upfront investment in infrastructure, equipment, and regulatory compliance. Limited access to capital can constrain a startup’s ability to establish competitive operations.

2.	Liquidity Challenges – Cash flow management is critical. AI and data center startups often experience extended periods of negative cash flow due to long revenue cycles and high operational expenses, making liquidity a pressing concern.

3.	Market Competition & Pricing Pressure – The industry is dominated by large incumbents with significant financial resources. Competing against established players like Google, Microsoft, and Amazon requires startups to strategically differentiate while managing thin profit margins.

4.	Regulatory & Compliance Costs – Strict regulations around cybersecurity, environmental impact, and operational standards add financial burdens. Failing to meet compliance requirements can lead to penalties and reputational damage.

5.	Operational Scalability Risks – As demand grows, the ability to scale efficiently without excessive capital burn is a major challenge. Missteps in scaling can lead to costly inefficiencies or underutilized capacity.

6.	Funding Uncertainty – Many startups in this space rely on venture capital, private equity, or convertible debt financing. Economic downturns or investor sentiment shifts can create funding uncertainty, making it difficult to secure the necessary growth capital.

7.	Technological Obsolescence – Rapid advancements in AI and hardware mean that startups must continually invest in innovation. Falling behind technologically can diminish competitiveness and lead to sunk costs in outdated infrastructure.

Strategic Initiatives

BluSky AI Inc. is actively working on:

•	Branding and Market Positioning: Strengthening its identity as a leader in AI-driven data centers.
•	Regulatory Compliance: Addressing cybersecurity threats and operational risks.
•	Equity Financing: Structuring convertible notes and stock issuance to support growth.

Outlook

The company is focused on improving financial stability through strategic investments, operational efficiencies, and enhanced revenue streams. Future initiatives include expanding AI-driven infrastructure and optimizing financial performance.

Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

We had net income of $175,389 for the three-month period ended March 31, 2025, and a net loss of $256,980 for the three-month period ended March 31, 2024. This change in our results over the two periods is primarily the result of the gain on forgiveness of debt during the current period. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended		Increase/
	March 31, 2025	March 31, 2024	(Decrease)
General and Administrative	$146,105	$123,757	$22,348
Depreciation and Amortization Expenses	-	181	(181)
Total Operating Expenses	146,105	123,938	22,167
Income (Loss) from Operations	(146,105)	(123,938)	(22,167)
Other Income (expense)	96	-	96
Change in Derivative Liabilities	-	(16,258)	16,258
Initial Derivative Expense	-	(57,116)	57,116
Gain on Extinguishment of Debt	338,673	-	338,673
Interest Expense	(17,275)	(59,668)	42,393
Income (Loss) from Operations Before Taxes	175,389	(256,980)	432,369
Provision for Income Taxes	-	-	-
Net Income (Loss)	$175,389	$(256,980)	$432,369

General and administrative expenses have increased for the three-month period ended March 31, 2025 because of increased legal and travel, compared to the three-month period ended March 31, 2024.

Gain on forgiveness of debt increase by $338,673 in the current period

Interest expense decreased in 2025 because of the 1800 Diagonal Lending, LLC convertible notes payable being settled in early 2025.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2025 reflects assets of $3,531. We had cash in the amount of $0 and working capital deficit in the amount of $3,171,461 as of March 31, 2025. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2025	December 31, 2024
Current assets	$3,000	$-
Current liabilities	3,174,461	3,346,850
Working capital deficit	$(3,171,461)	$(3,346,850)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company and has an accumulated deficit of $29,687,975. In addition, there is a working capital deficit of $3,171,461 as of March 31, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Cash Provided by (Used in) Operating Activities	$(37,271)	$(32,808)
Net Cash Provided by (Used in) Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	37,271	32,818
Net Increase (Decrease) in Cash	$-	$10

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2025 was $37,271, an increase of $4,463 from the $32,808 net cash used during the three months ended March 31, 2024. This increase in the cash used in operating activities was primarily due to the gain on forgiveness of debt offset with a increase in accounts payable and accrued liabilities for the current period.

Investing Activities

Investing activities during the three months ended March 31, 2025 provided $0, a decrease of $0 from the $0 provided by investing activities during the three months ended March 31, 2024.

Financing Activities

Financing activities during the three months ended March 31, 2025 provided cash of $37,271, an increase of $4,453 from the $32,818 used in financing activities during the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company received $37,271 in proceeds from notes payable - related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants"), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company was able to effect service of process on Mother Lode Mining, Inc. through Alternative Service and litigation has proceeded since that time. On May 2, 2025, Mother Lode Mining filed a Motion to Dismiss for Failure to State a Claim against the Company, and the Company disputes the premise of their argument.  The Company intends to continue to pursue the lawsuit aggressively.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

10.1+	Employment Agreement with Trent D’Ambrosio (16)

10.18	Settlement Agreement with Antilles Family Office, LLC dated January 18, 2023 (17)

10.19	Letter of Intent with Mother Lode Mining, Inc. effective as of January 24, 2023 (18)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

+	Employment Agreement

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from the Form S-1 filed with the SEC on June 2, 2019.

(6)	Incorporated by reference from the Form 8-K filed with the SEC on January 25, 2023.

(7)	Incorporated by reference from the Form 8-K filed with the SEC on February 8, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUSKY AI INC.

Date: May 15, 2025	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

