Form 10-Q
period 2025-06-30
BLUSKY AI INC.
filed 2025-08-19
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 19, 2025 there were 24,465,205 shares of the registrant’s common stock issued and outstanding.

BLUSKY AI INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 1. Financial Statements

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$889	$-
Prepaid expenses and other current assets	31,382	-
Total Current Assets	32,271	-

Other assets	531	531
Total Assets	$32,802	$531

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,014,925	$1,745,787
Accrued interest - related parties	57,960	30,310
Note payable	125,000	125,000
Notes payable - related parties	1,219,667	992,761
Convertible notes payable - net of discount	-	266,450
Derivative liabilities	-	186,542
Total Current Liabilities	3,417,552	3,346,850

Total Liabilities	3,417,552	3,346,850

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 4,465,205 and 2,659,773 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	45	27
Additional paid-in capital	27,860,099	26,517,017
Accumulated deficit	(31,244,895)	(29,863,364)
Total Stockholders’ Deficit	(3,384,750)	(3,346,319)
Total Liabilities and Stockholders’ Deficit	$32,802	$531

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating Expenses
General and administrative	$1,541,189	$136,438	$1,687,294	$260,175
Depreciation and amortization	-	181	-	362
Total Operating Expenses	1,541,189	136,619	1,687,294	260,537
Loss from Operations	(1,541,189)	(136,619)	(1,687,294)	(260,537)

Other Income/(Expenses)
Other income (expense)	-	-	96	-
Change in derivative liability	-	65,294	186,542	49,036
Initial derivative expense	-	(136,466)	-	(193,582)
Gain on extinguishment of debt	-	-	152,131	-
Interest expense	(15,731)	(294,738)	(33,006)	(354,426)
Total Other Income/(Expenses)	(15,731)	(365,910)	305,763	(498,972)

Net Loss from Operations before Income Taxes	(1,556,920)	(502,529)	(1,381,531)	(759,509)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,556,920)	$(502,529)	$(1,381,531)	$(759,509)

Net Loss per Share – Basic and Diluted	$(0.50)	$(0.19)	$(0.48)	$(0.29)
Weighted average number of shares outstanding during the period – Basic and Diluted	3,137,732	2,638,875	2,900,493	2,638,875

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2024	51	$1	2,638,773	$27	$26,517,017	$(29,863,364)	$(3,346,319)
Rounding shares issued with reverse split	-	-	5,432	-	-	-	-
Net income for the period	-	-	-	-	-	175,389	175,389
Balance, March 31, 2025	51	1	2,644,205	27	26,517,017	(29,687,975)	(3,170,930)
Shares issued for services	-	-	1,800,000	18	1,343,082	-	1,343,100
Net loss for the period	-	-	-	-	-	(1,556,920)	(1,556,920)
Balance, June 30, 2025	51	$1	4,444,205	$45	$27,860,099	$(31,244,895)	$(3,384,750)

	Preferred stock		Common stock		Additional		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2023	51	$1	2,638,903	$26	$26,491,974	$(28,913,582)	$(2,421,581)
Net income for the period	-	-	-	-	-	(256,980)	(256,980)
Balance, March 31, 2024	51	1	2,638,903	26	26,491,974	(29,170,562)	(2,678,561)
Net loss for the period	-	-	-	-	-	(502,529)	(502,529)
Balance, June 30, 2024	51	$1	2,638,903	$26	$26,491,974	$(29,673,091)	$(3,181,090)

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities:
Net Loss	$(1,381,531)	$(759,509)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	-	362
Common stock issued for services	1,343,100	-
(Gain) loss on extinguishment of debt	(338,673)	-
Change in derivative liability	-	(49,036)
Default penalty additions	-	88,890
Expenses paid in behalf of the company by related party	-	10,300
Amortization of right-of-use asset	-	7,002
Amortization of debt discount	-	219,961
Initial derivative expense	-	193,582
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(31,382)	10,000
Accounts payable and accrued liabilities	279,818	214,091
Accounts payable and accrued liabilities - related parties	27,651	5,216
Net Cash Used In Operating Activities	(101,017)	(59,141)

Cash Flows From Investing Activities:
Net Cash Provided By (Used In) Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(8,500)	(98,475)
Repayment of convertible notes payable	-	(98,784)
Proceeds from notes payable-related parties	110,406	106,400
Proceeds from convertible notes payable	-	150,000
Net Cash Provided by Continuing Financing Activities	101,906	59,141
Effects of exchange rate changes on cash	-	-
Net Change in Cash	889	-
Cash at Beginning of Period	-	2
Cash at End of Period	$889	$2

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$11,074
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Recognition of debt discounts on convertible note payable	$-	$179,800
Note payable issued to related party for settlement of convertible note payable	$125,000	$-

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2025

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

On February 25, 2013, Gold American Mining Corp. and its majority shareholder (the “Majority Shareholder”), and its wholly owned subsidiary, Inception Development Inc. (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Inception Resources, LLC, a Utah corporation (“Inception Resources”), pursuant to which Inception purchased the U.P. and Burlington Gold Mine in consideration of 16,000 shares of common stock of Inception, the assumption of promissory notes in the amount of $950,000 and the assignment of a 3% net royalty. Inception Resources was an entity owned by and under the control of the majority shareholder. This transaction was deemed an asset purchase by entities under common control. The Asset Purchase Agreement closed on February 25, 2013 (the “Closing”). Inception was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) immediately prior to our acquisition of the gold mine pursuant to the terms of the Asset Purchase Agreement. As a result of such acquisition, the Company’s operations were then focused on the ownership and operation of the mine acquired from Inception Resources and the Company then ceased to be a shell company as it no longer has nominal operations. On February 21, 2020, the Company sold the Up & Burlington property and mineral rights to Ounces High Exploration, Inc. in exchange for $250,000 in cash consideration and 66,974,252 shares of common stock of Hawkstone Mining Limited, a publicly-trade Australian company.

On May 17, 2013, the Company amended its articles of incorporation to change its name to Inception Mining, Inc. (“Inception” or the “Company”).

On October 2, 2015, the Company consummated a merger with Clavo Rico Ltd. (“Clavo Rico”). Clavo Rico is a privately held Turks and Caicos company with principal operations in Honduras, Central America. Clavo Rico operates the Clavo Rico mining concession through its subsidiaries Compañía Minera Cerros del Sur, S.A de C.V. and Compañía Minera Clavo Rico, S.A. de C.V. and holds other mining concessions. Pursuant to the agreement, the Company issued 240,226 shares of common stock of Inception and assumed promissory notes in the amount of $5,488,980 and accrued interest of $3,434,426. Under this merger agreement, there was a change in control, and it was treated for accounting purposes as a reverse recapitalization with Clavo Rico, Ltd. being the surviving entity. Its workings include several historical underground operations dating back to the early Mayan and Spanish occupation.

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

The Company underwent a significant transformation and rebranding in March 2025 to align with its new strategic direction and name change to “BluSky AI Inc.”. This change reflects BluSky AI Inc.’s commitment to advancing technology and providing unparalleled services in the data center industry. The Company’s operations are primarily in AI-driven data center solutions, combining innovation with regulatory compliance and sustainability. The Company is a modular data center provider focused on high-performance computing infrastructure, strategic site selection, and operational risk management and specializing in artificial intelligence (AI) and as a Neocloud operator). “Neocloud” refers to a new breed of cloud providers that specialize in offering high-performance computing, particularly GPU-as-a-Service (GPUaaS), tailored specifically for demanding AI and machine learning workloads. The company is dedicated to delivering state-of-the-art infrastructure and solutions tailored to meet the demands of modern AI applications and computational workloads.

The new business model centered on modular data center development and GPU-as-a-Service (GPUaaS), marking a strategic pivot toward scalable, AI-optimized infrastructure. The Company designs and deploys modular data centers engineered for rapid deployment, energy efficiency, and geographic flexibility, enabling tailored solutions for high-performance computing environments. As a Neocloud operator, BluSky AI offers GPUaaS to enterprise and institutional clients, delivering dedicated, on-demand access to advanced GPU clusters optimized for artificial intelligence, machine learning, and large-scale simulation workloads. This model integrates site-specific risk management, regulatory compliance, and sustainability into every deployment, positioning BluSky AI as a next-generation infrastructure provider for mission-critical AI applications.

"Neocloud" refers to a new breed of cloud providers that specialize in offering high-performance computing, particularly GPU-as-a-Service (GPUaaS), tailored specifically for demanding AI and machine learning workloads. Neoclouds are specialist cloud providers filling a crucial gap in the market by offering dedicated and optimized infrastructure for the rapidly expanding field of artificial intelligence.

2. Summary of Significant Accounting Policies

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had a net loss of $1,381,531 during the six-month period ended June 30, 2025 and had a working capital deficit of $3,385,281 as of June 30, 2025. These along with other factors indicate that the Company has substantial doubt of being able to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Condensed Financial Statements -The interim financial statements included herein have been prepared by BluSky AI, Inc. (“BluSky” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in this filing and the Form 10-K for the year ended December 31, 2024 filed with the SEC on April 1, 2025.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments necessary to present fairly the financial position of the Company and as of June 30, 2025, the results of its statements of operations and comprehensive income (loss) for the three and six-month period ended June 30, 2025, its condensed statement of stockholders’ deficit and its cash flows for the six-month period ended June 30, 2025. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents -The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2025 and December 31, 2024, the Company had $0 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

Fair Value Measurements -The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the party’s own credit risk.

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of June 30, 2025 and December 31, 2024, notes receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,219,442 and $2,219,442, respectively, net of reserves of $2,219,442 and $2,219,442 (see Note 4 – Note Receivable).

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

Income (Loss) per Common Share -Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 0 and 393,169 common share equivalents have been excluded from the diluted loss per share calculation for the six-month periods ended June 30, 2025 and 2024, respectively, because it would be anti-dilutive.

Derivative Liabilities - Derivative liabilities are recorded at fair value when issued and the subsequent change in fair value each period is recorded in other income (expense) in the statements of operations. We do not hold or issue any derivative financial instruments for speculative trading purposes.

Income Taxes -The Company’s income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the income tax expense.

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

The Company made cash payments of $3,144 and $8,225 for the six months ended June 30, 2025 and 2024, respectively. The Company incurred rent expense of $9,459 and $7,400 for the six months ended June 30, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements –From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2025:

Debt Derivative Liabilities
Balance, December 31, 2024	$186,542
Settlement of derivative liabilities	(186,542)
Balance, June 30, 2025	$-

Derivative Liabilities –The Company issued convertible promissory notes which are convertible into common stock, at holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified the embedded derivatives related to these notes relating to certain anti-dilutive (reset) provisions. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of debenture and to fair value as of each subsequent reporting date.

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

The following table summarizes the note receivable of the Company as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,219,442	$2,219,442
Less: Payments received	-	-
Total Note Receivable outstanding	2,219,442	2,219,442
Less: Allowance for Doubtful Note Receivable	(2,219,442)	(2,219,442)
Total Note Receivable	$-	$-

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accounts Payable	$643,418	$518,930
Accrued Liabilities	1,236,788	1,226,857
Accrued Salaries and Benefits	134,719	-
Total Accrued Liabilities	$2,014,925	$1,745,787

6. Notes Payable

Notes payable were comprised of the following as of June 30, 2025 and December 31, 2024:

Notes Payable	June 30, 2025	December 31, 2024
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	65,000	65,000
Total Notes Payable	125,000	125,000
Less Short-Term Notes Payable	(125,000)	(125,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of June 30, 2025, the gross balance of the note was $60,000 and accrued interest was $134,719.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. As of June 30, 2025, the gross balance of the note was $65,000.

7. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of June 30, 2025 and December 31, 2024:

Notes Payable - Related Parties	Relationship	June 30, 2025	December 31, 2024
Cluff-Rich PC 401K	Affiliate - Controlled by Director	$51,000	$51,000
Whit Cluff	Director	15,327	15,327
Digital Asset Medium, LLC	Affiliate - Controlled by Director	227,500	-
Debra D’ambrosio	Immediate Family Member	530,840	531,434
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
Total Notes Payable - Related Parties		1,219,667	992,761
Less Short-Term Notes Payable - Related Parties		(1,219,667)	(992,761)
Total Long-Term Notes Payable - Related Parties		$-	$-

Cluff-Rich PC 401K – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,143 shares of common stock on February 1, 2023 as settlement for the accrued interest of $18,000. During the nine months ended September 30, 2023, the Company made a payment of $9,000 towards the principal balance. As of June 30, 2025, the gross balance of the notes was $51,000.

Digital Asset Medium, LLC (Affiliate – Director) – On January 9, 2025, the Company formalized an unsecured Short-Term Promissory Notes to Digital Asset Medium, LLC in principal amounts totaling $227,500 (the “Note”), which bears a 15.00% interest rate and matures on January 31, 2026. This lender directly paid $125,000 to settle the notes held by 1800 Diagonal Lending, LLC (see Note 9). As of June 30, 2025, the gross balance of the note was $227,500 and accrued interest was $16,081.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,201 shares of common stock on February 1, 2023 as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of June 30, 2025, the gross balance of the note was $422,618 and accrued interest was $11,906.

D. D’Ambrosio (Immediate Family Member of Director) –During June through September, 2024, the Company received funds in the amount of $50,395. On October 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $50,395 (the “Note”), which bears a 5.00% interest rate and matures on October 31, 2025. During the nine months ended September 30, 2024, the Company made payments of $4,430 towards the principal balance. As of June 30, 2025, the gross balance of the note was $45,965 and accrued interest was $22,983.

D. D’Ambrosio (Immediate Family Member of Director) –During October through December, 2024, the Company received funds in the amount of $62,851. On November 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $62,851 (the “Note”), which bears a 15.00% interest rate and matures on November 30, 2025. As of June 30, 2025, the gross balance of the note was $61,851 and accrued interest was $6,225.

D. D’Ambrosio (Immediate Family Member of Director) –On January 1, 2025, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $406 (the “Note”), which bears a 15.00% interest rate and matures on December 31, 2025. As of June 30, 2025, the gross balance of the note was $406 and accrued interest was $0.

Francis E. Rich –On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,429 shares of common stock as settlement for the accrued interest of $57,500. As of June 30, 2025, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC –On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,929 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of June 30, 2025, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $15,327 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. As of June 30, 2025, the gross balance of the note was $15,327 and accrued interest was $766.

Typically, any gains or losses on the extinguishment of debts are reported on the statement of operations. However, since all of the debts in this section are related parties, the gains or losses on the extinguishment of debts have been recorded as additional paid-in capital instead of gains or losses.

8. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2025 and December 31, 2024:

Convertible Notes Payable	June 30, 2025	December 31, 2024
1800 Diagonal Lending	$-	$266,451
Total Convertible Notes Payable	-	266,451
Less Unamortized Discount	-	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	-	266,451
Less Short-Term Convertible Notes Payable	-	(266,451)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC– On January 23, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $63,250 (the “Note”) due on October 30, 2024 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $13,250). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the nine months ended September 30, 2024, the Company paid $23,613 towards the principal balance of 21,083 and $2,530 in accrued interest. For the nine months ended September 30, 2024, the Company amortized $63,250 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $21,083 and interest of $2,530. On January 9, 2025, the Company negotiated a settlement on this note and the second note with the lender noted below and paid the note in full. As of June 30, 2025, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC– On May 3, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on February 15, 2025 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 35% discount of the lowest trading price of the common stock during the 10 trading day period prior to conversion. For the nine months ended September 30, 2024, the Company amortized $116,550 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $58,275 and interest of $6,993. On January 9, 2025, the Company negotiated a settlement on this note and the note with the lender noted above and paid the note in full. As of June 30, 2025, the gross balance of the note was $0 and accrued interest was $0.

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

9. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 10,300,000,000 shares of common stock with a par value of $0.00001 per share. As of June 30, 2025 and December 31, 2024, there were 4,465,205 and 2,659,773 shares of common stock issued and outstanding, respectively.

The Company enacted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.00001 per share (the “Common Stock”), at a ratio of 1,000-for-1 (the “Reverse Stock Split”). The Reverse Stock Split became effective on March 10, 2025 (the “Effective Date”). All share amounts presented in this 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

On August 2, 2024, the Company issued 20,870 restricted shares of Common Stock to 1800 Diagonal Lending LLC upon the conversion of $12,000 in existing debt owed to the shareholder that has been accrued by the Company.

On April 1, 2025, the Company issued 200,000 restricted shares of Common Stock to an individual for services rendered at the market price of $0.51 per share for a total value of $102,000.

On June 10, 2025, the Company issued 1,100,000 restricted shares of Common Stock to five individuals for services rendered at the market price of $0.401 per share for a total value of $441,100. Of the 1,100,000 restricted shares of Common Stock issued 900,000 shares were issued to related parties.

On June 24, 2025, the Company issued 500,000 restricted shares of Common Stock to an individual for services rendered at the market price of $1.60 per share for a total value of $800,000.

10. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with stockholder/director Trent D’Ambrosio. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of June 30, 2025, there is $1,236,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable –The Company took one short-term note payable from Debra D’Ambrosio, an immediate family member related party and one short-term note payable from Digital Asset Medium, LLC, an affiliate of a direct during the six months ended June 30, 2025. The Company received $110,406 in cash from related parties, made payments of $8,500 in cash to related parties and $125,000 was paid directly to another lender to settle their outstanding notes (See Notes 8 and 9 for more details).

Accounts Payable –Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of June 30, 2025, there is $321,829 in accounts payable and accrued liabilities.

On June 10, 2025, the Company issued 500,000 restricted shares of Common Stock to Trent D’Ambrosio for services rendered at the market price of $0.401 per share for a total value of $200,500.

On June 10, 2025, the Company issued 100,000 restricted shares of Common Stock to five individuals for services rendered at the market price of $0.401 per share for a total value of $40,100.

Common Stock Issued for Services - On June 10, 2025, the Company issued 500,000 restricted shares of Common Stock to Trent D’Ambrosio for services rendered at the market price of $0.401 per share for a total value of $200,500.

On June 10, 2025, the Company issued 300,000 restricted shares of Common Stock to Lance D’Ambrosio for services rendered at the market price of $0.401 per share for a total value of $120,300.

On June 10, 2025, the Company issued 100,000 restricted shares of Common Stock to Whit Cluff for services rendered at the market price of $0.401 per share for a total value of $40,100.

11. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. The following is a summary of pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations of the Company.

March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants”), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company was able to effect service of process on Mother Lode Mining, Inc. through Alternative Service and litigation has proceeded since that time. On May 2, 2025, Mother Lode Mining filed a Motion to Dismiss For Failure to State a Claim against the Company, and the Company disputes the premise of their argument. The Company intends to continue to pursue the lawsuit aggressively.

In the opinion of management, as of June 30, 2025, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before March 31, 2025. This amount is currently reported in accounts payable and accrued liabilities at June 30, 2025.

12. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below.

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D'Ambrosio, is also the Company’s CEO. DAM assigned to the Company its exclusive right to utilize solar and grid-interconnected power at a data center project located in the Milford area of Beaver County, Utah. In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM.

On July 11, 2025, the Company entered into a Ground Lease with an Option to Purchase (the “Lease”) with Wild Mustang Ventures LLC, a Wyoming limited liability company (the “Landlord”), through which the Company leased 51.6 acres in Milford, Utah (the “Milford Land”) for a two-year term. The base rent is $90,000 annually, which shall accrue until the earlier of the expiration of the lease or until the Company exercises its option to purchase the Milford Land. The Lease contains standard other provisions and includes a mutual indemnification clause which requires that the parties indemnify each other except in the case of gross negligence or willful misconduct.

On July 28, 2025, the Company signed a letter of intent to purchase land in Camp Verdi, Arizona for $3,100,000.

On July 28, 2025, the Company signed a letter of intent to sign a 15 year ground lease on a property in Delta, Utah. Lessee will pay $5,000 per month upon entering into a final agreement for the duration of the Lease.

Power availability may be reserved by the Lessee by making a non-refundable power purchase agreement (“PPA”) deposit of $300,000 per MW (“Reserved Power”).

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

This discussion should be read in conjunction with our financial statements on our 2024 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by BluSky AI Inc. (“BluSky AI” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in this filing.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2025, the results of its consolidated statements of operations and comprehensive loss for the three and six month periods ended June 30, 2025 and 2024, and its consolidated cash flows for the six-month periods ended June 30, 2025 and 2024. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview and Plan of Operation

Overview

BluSky AI Inc., is a pioneering company in AI-driven data center solutions, combining innovation with regulatory compliance and sustainability. The Company is a modular data center provider focused on high-performance computing infrastructure, strategic site selection, and operational risk management and specializing in artificial intelligence (AI) and as a Neocloud Provider. The company is dedicated to delivering state-of-the-art infrastructure and solutions tailored to meet the demands of modern AI applications and computational workloads. The Company operates with a focus on innovation, scalability, and environmental sustainability.

Previously known as Inception Mining Inc., the company underwent a significant transformation and rebranding in March 2025 to align with its new strategic direction. This change reflects BluSky AI Inc.’s commitment to advancing technology and providing unparalleled services in the data center industry. The Company is headquartered in Salt Lake City, Utah, BluSky AI Inc.

Historically, we have operated within the mining industry, serving as a consultant to mining companies and as an operator of a mine engaged in the production of precious metals. On January 12, 2023, the Company entered into an agreement through which the Company divested its ownership interest in the Clavo Rico mine, resulting in the transfer of operations to Mother Lode Mining and full control of the Clavo Rico mine asset.

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

Results of Operations

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

We had a net loss of $1,556,920 for the three-month period ended June 30, 2025, and a net loss of $502,529 for the three-month period ended June 30, 2024. This change in our results over the two periods is primarily the result of an increase in consulting expense, the change in the derivative liabilities, the increase in the loss on extinguishment of debt and offset by a decrease in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2025 and 2024:

	Three Months Ended		Increase/
	June 30, 2025	June 30, 2024	(Decrease)
General and Administrative	$1,541,189	$136,438	$1,404,751
Depreciation and Amortization Expenses	-	181	(181)
Total Operating Expenses	1,541,189	136,619	1,404,570
Loss from Operations	(1,541,189)	(136,619)	(1,404,570)
Change in Derivative Liabilities	-	65,294	65,294
Initial Derivative Expense	-	(136,466)	136,466
Interest Expense	(15,731)	(294,738)	279,007
Loss from Operations Before Taxes	(1,556,920)	(502,529)	(1,054,391)
Provision for Income Taxes	-	-	-
Net Loss	$(1,556,920)	$(502,529)	$(1,054,391)

General and administrative expenses increased for the three-month period ended June 30, 2025 because of an increase in consulting, legal and investor relations expenses, compared to the three-month period ended June 30, 2024.

Changes in derivative liabilities was due to the elimination of the derivative liabilities in the current year that was reported under the gain on extinguishment of debt in the first three months of the 2025 fiscal year.

Interest expense decreased for the three-month period ended June 30, 2025 because the interest expense related to settled notes was lower and the decrease of amortization of existing debt discounts.

Six months ended June 30, 2025 compared to the Six months ended June 30, 2024

We had net loss of $1,381,531 for the six-month period ended June 30, 2025, and a net loss of $759,509 for the six-month period ended June 30, 2024. This change in our results over the two periods is primarily the result of an increase in consulting expense and the elimination of derivative liabilities during the current period. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2025 and 2024:

	Six Months Ended		Increase/
	June 30, 2025	June 30, 2024	(Decrease)
General and Administrative	$1,687,294	$260,175	$1,427,119
Depreciation and Amortization Expenses	-	362	(362)
Total Operating Expenses	1,687,294	260,537	1,426,757
Loss from Operations	(1,687,294)	(260,537)	(1,426,757)
Other Income (expense)	96	-	96
Change in Derivative Liabilities	-	49,036	49,036
Initial Derivative Expense	-	(193,582)	193,582
Gain on Extinguishment of Debt	338,673	-	338,673
Interest Expense	(33,006)	(354,426)	321,420
Loss from Operations Before Taxes	(1,381,531)	(759,509)	(622,022)
Provision for Income Taxes	-	-	-
Net Loss	$(1,381,531)	$(759,509)	$(622,022)

General and administrative expenses increased for the six-month period ended June 30, 2025 because of higher consulting and investor relations expenses, compared to the six-month period ended June 30, 2024.

Changes in derivative liabilities was because of the elimination of the derivative liabilities in the current year that was reported under the gain on extinguishment of debt.

Interest expense decreased in 2025 because of the interest expense related to settled notes was lower and the decrease of amortization of existing debt discounts.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2025 reflects assets of $32,802. We had cash in the amount of $889 and working capital deficit in the amount of $3,385,281 as of June 30, 2025. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2025	December 31, 2024
Current assets	$32,271	$-
Current liabilities	3,417,552	3,346,850
Working capital deficit	$(3,385,281)	$(3,346,850)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company and has an accumulated deficit of $31,244,895. In addition, there is a working capital deficit of $3,385,281 as of June 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six Months Ended
	June 30, 2025	June 30, 2024
Net Cash Used in Operating Activities	$(101,017)	$(59,141)
Net Cash Provided by (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	101,906	59,141
Net Increase (Decrease) in Cash	$889	$-

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2025 was $101,017, an increase of $41,876 from the $59,141 net cash used during the six months ended June 30, 2024. This increase in the cash used in operating activities was primarily due to the increase in net loss for 2025 that used more cash from operations for the period.

Investing Activities

Investing activities during the six months ended June 30, 2025 provided $0, a decrease of $0 from the $0 provided by investing activities during the six months ended June 30, 2024.

Financing Activities

Financing activities during the six months ended June 30, 2025 provided cash of $101,906, an increase of $42,765 from the $59,141 provided by financing activities during the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company received $110,406 in proceeds from notes payable - related parties. The Company made $8,500 in payments on notes payable – related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants”), alleging an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). In the complaint, filed in the United States District Court for the District of Utah, Central Division, the Company asserts claims related to alleged breach of contract and unjust enrichment against the Defendants, and seeks a monetary judgment and an award of attorneys’ fees and other expenses. The complaint arises from the Defendants’ failure to convey agreed-upon consideration to the Company as contracted for the sale of CMCS. The Company was able to effect service of process on Mother Lode Mining, Inc. through Alternative Service and litigation has proceeded since that time. On May 2, 2025, Mother Lode Mining filed a Motion to Dismiss for Failure to State a Claim against the Company, and the Company disputes the premise of their argument. The Company continues to pursue the lawsuit aggressively.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item. We refer readers to our Form 10-K for additional risk factor disclosures.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock

The Company has claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

On April 1, 2025, the Company issued 200,000 restricted shares of Common Stock to Dan Gay for services rendered prior to that date and pursuant to existing, written employment agreements or other compensation agreements. These shares were valued at the market price of $0.51 per share for a total value of $102,000.

On June 10, 2025, the Company issued 1,100,000 restricted shares of Common Stock to five individuals for services rendered prior to that date and pursuant to existing, written employment agreements or other compensation agreements. These issuances included the issuance of 100,000 shares to Whitney Cluff, 300,000 shares to Lance D’Ambrosio, 500,000 shares to Trent D’Ambrosio, 100,000 shares to Rodney Sperry, and 100,000 shares to Julien Bedard. These shares were valued at the market price of $0.401 per share for a total value of $441,100.

On June 24, 2025, the Company issued 500,000 restricted shares of Common Stock to Wild Mustang, LLC for services rendered prior to that date and pursuant to existing, written employment agreements or other compensation agreements. These shares were valued at the market price of $1.60 per share for a total value of $800,000.

On July 7, 2025, the Company issued 20,000,000 shares to Digital Asset Medium, LLC pursuant to an Acquisition and Power Assignment Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D'Ambrosio, is also the Company’s CEO. DAM assigned to the Company its exclusive right to utilize solar and grid-interconnected power at a data center project located in the Milford area of Beaver County, Utah. In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM.

Additionally, on July 11, 2025, the Company entered into a Ground Lease with an Option to Purchase (the “Lease”) with Wild Mustang Ventures LLC, a Wyoming limited liability company (the “Landlord”), through which the Company leased 51.6 acres in Milford, Utah (the “Milford Land”) for a two-year term. The base rent is $90,000 annually, which shall accrue until the earlier of the expiration of the lease or until the Company exercises its option to purchase the Milford Land. The Lease contains standard other provisions and includes a mutual indemnification clause which requires that the parties indemnify each other except in the case of gross negligence or willful misconduct.

On July 28, 2025, the Company signed a letter of intent to purchase land in Camp Verdi, Arizona for $3,100,000.

On July 28, 2025, the Company signed a letter of intent to sign a 15 year ground lease on a property in Delta, Utah. Lessee will pay $5,000 per month upon entering into a final agreement for the duration of the Lease.

Power availability may be reserved by the Lessee by making a non-refundable power purchase agreement (“PPA”) deposit of $300,000 per MW (“Reserved Power”).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

10.1+	Employment Agreement with Trent D’Ambrosio (16)

10.18	Settlement Agreement with Antilles Family Office, LLC dated January 18, 2023 (17)

10.19	Letter of Intent with Mother Lode Mining, Inc. effective as of January 24, 2023 (18)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* +	Filed herewith. Employment Agreement

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from the Form S-1 filed with the SEC on June 2, 2019.

(6)	Incorporated by reference from the Form 8-K filed with the SEC on January 25, 2023.

(7)	Incorporated by reference from the Form 8-K filed with the SEC on February 8, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUSKY AI INC.

Date: August 19, 2025	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

