Form 10-Q
period 2025-09-30
BLUSKY AI INC.
filed 2026-02-05
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

801-810-8790

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

As of February 4, 2026, there were 24,992,505 shares of the registrant’s common stock issued and outstanding.

BLUSKY AI INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,295,261	$-
Prepaid expenses	12,765	-
Other current assets	73,750	-
Total Current Assets	1,381,776	-

Right of use operating lease asset – related party	273,963	-
Solar power asset	1,289,309	-
Other assets	40,531	531
Total Assets	$2,985,579	$531

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,802,420	$1,745,787
Accrued interest - related parties	9,368	30,310
Operating lease liability – related party – current portion	73,057	-
Note payable	60,000	125,000
Notes payable - related parties	1,358,945	992,761
Convertible notes payable - net of discount	-	266,450
Derivative liabilities	-	186,542
Total Current Liabilities	3,303,790	3,346,850

Operating lease liability – related party, net of current portion	223,406	-
Total Liabilities	3,527,196	3,346,850

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 24,957,870 and 2,659,773 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	250	27
Additional paid-in capital	33,336,259	26,517,017
Accumulated deficit	(33,878,127)	(29,863,364)
Total Stockholders’ Deficit	(541,617)	(3,346,319)
Total Liabilities and Stockholders’ Deficit	$2,985,579	$531

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating Expenses
General and administrative	$504,153	$109,742	$2,191,447	$369,917
Depreciation and amortization	-	182	-	544
Total Operating Expenses	504,153	109,924	2,191,447	370,461
Loss from Operations	(504,153)	(109,924)	(2,191,447)	(370,461)

Other Income/(Expenses)
Other income (expense)	-	-	96	-
Interest income	4,555	-	4,555	-
Change in derivative liability	-	(139,472)	186,542	(90,436)
Loss on extinguishment of debt	(2,101,978)	(13,043)	(1,949,847)	(13,043)
Initial derivative expense	-	-	-	(193,582)
Interest expense	(31,656)	(17,507)	(64,662)	(371,933)
Total Other Income/(Expenses)	(2,129,079)	(170,022)	(1,823,316)	(668,994)

Net Loss from Operations before Income Taxes	(2,633,232)	(279,946)	(4,014,763)	(1,039,455)
Provision for Income Taxes	-	-	-	-
Net Loss	$(2,633,232)	$(279,946)	$(4,014,763)	$(1,039,455)

Deemed dividend – solar power asset	(8,510,691)	-	(8,510,691)	-
Net loss attributable to shareholders	$(11,143,923)	$(279,946)	$(12,525,454)	$(1,039,455)

Net loss per share – Basic and Diluted	$(0.48)	$(0.11)	$(1.29)	$(0.39)
Weighted average number of shares outstanding during the period – Basic and Diluted	23,098,931	2,652,259	9,707,293	2,643,369

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2024	51	$1	2,659,773	$27	$26,517,017	$(29,863,364)	$(3,346,319)
Rounding shares issued with reverse split	-	-	5,432	-	-	-	-
Net income for the period	-	-	-	-	-	175,389	175,389
Balance, March 31, 2025	51	1	2,665,205	27	26,517,017	(29,687,975)	(3,170,930)
Shares issued for services	-	-	1,800,000	18	1,343,082	-	1,343,100
Net loss for the period	-	-	-	-	-	(1,556,920)	(1,556,920)
Balance, June 30, 2025	51	1	4,465,205	45	27,860,099	(31,244,895)	(3,384,750)
Shares issued for services	-	-	25,500	-	153,000	-	153,000
Shares issued for conversion of notes payable	-	-	444,750	4	3,904,526	-	3,904,530
Shares issued for conversion of accrued liabilities	-	-	22,415	1	129,525	-	129,526
Shares issued for solar power asset	-	-	20,000,000	200	1,289,109	-	1,289,309
Net loss for the period	-	-	-	-	-	(2,633,232)	(2,633,232)
Balance, September 30, 2025	51	$1	24,957,870	$250	$33,336,259	$(33,878,127)	$(541,617)

	Preferred stock		Common stock		Additional		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2023	51	$1	2,638,903	$26	$26,491,974	$(28,913,582)	$(2,421,581)
Net income for the period	-	-	-	-	-	(256,980)	(256,980)
Balance, March 31, 2024	51	1	2,638,903	26	26,491,974	(29,170,562)	(2,678,561)
Net loss for the period	-	-	-	-	-	(502,529)	(502,529)
Balance, June 30, 2024	51	1	2,638,903	26	26,491,974	(29,673,091)	(3,181,090)
Shares issued with extinguishment of debt	-	-	20,870	1	25,043	-	25,044
Net loss for the period	-	-	-	-	-	(279,946)	(279,946)
Balance, September 30, 2024	51	$1	2,659,773	$27	$26,517,017	$(29,953,037)	$(3,435,992)

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities:
Net Loss	$(4,014,763)	$(1,039,455)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	-	544
Common stock issued for services	1,496,100	-
Loss on extinguishment of debt	1,949,847	13,043
Change in derivative liability	(186,542)	90,436
Default penalty additions	-	88,890
Expenses paid in behalf of the company by related party	-	10,300
Amortization of right-of-use asset	18,264	9,595
Amortization of debt discount	-	219,961
Initial derivative expense	-	193,582
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,764)	10,000
Other assets	(113,750)	-
Operating lease liability – related party	4,236	-
Accounts payable and accrued liabilities	123,221	333,600
Accounts payable and accrued liabilities - related parties	55,228	5,216
Net Cash Used In Operating Activities	(680,923)	(64,288)

Cash Flows From Investing Activities:
Net Cash Provided By Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(121,722)	(98,475)
Repayment of convertible notes payable	-	(98,784)
Proceeds from notes payable-related parties	362,906	111,545
Proceeds from convertible notes payable	1,735,000	150,000
Net Cash Provided by Continuing Financing Activities	1,976,184	64,286
Net Change in Cash	1,295,261	(2)
Cash at Beginning of Period	-	2
Cash at End of Period	$1,295,261	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$11,074
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$4,034,056	$25,043
Common stock issued for solar power asset	$1,289,309	$-
Recognition of debt discounts on convertible note payable	$-	$179,800
Origination of operating lease	$292,227	$-
Accounts payable issued for settlement of note payable	$10,000	$-
Note payable issued to related party for settlement of convertible note payable	$125,000	$-

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Notes to Condensed Financial Statements (Unaudited)

September 30, 2025

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had a net loss of $4,014,763 during the nine-month period ended September 30, 2025 and had a working capital deficit of $1,922,014 as of September 30, 2025. These along with other factors indicate that the Company has substantial doubt of being able to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments necessary to present fairly the financial position of the Company and as of September 30, 2025, the results of its statements of operations and comprehensive income (loss) for the three and nine-month period ended September 30, 2025, its condensed statement of stockholders’ deficit and its cash flows for the nine-month period ended September 30, 2025. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents -The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2025 and December 31, 2024, the Company had $1,295,261 and $0 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has never experienced any losses in such accounts.

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of September 30, 2025 and December 31, 2024, notes receivable balance includes one note due from Mother Load Mining, Inc. in the amounts of $2,219,442 and $2,219,442, respectively, net of reserves of $2,219,442 and $2,219,442 (see Note 4 – Note Receivable).

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

Properties and Equipment - We record properties and equipment at historical cost. We provide depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

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

Income (Loss) per Common Share -Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 0 and 1,027,273 common share equivalents have been excluded from the diluted loss per share calculation for the nine-month periods ended September 30, 2025 and 2024, respectively, because it would be anti-dilutive.

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

Operating Lease – In accordance with ASC 842, the Company determines whether or not a contract contains a lease based on whether or not it provides the Company with the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. The Company elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2025:

Debt Derivative Liabilities
Balance, December 31, 2024	$186,542
Settlement of derivative liabilities	(186,542)
Balance, September 30, 2025	$-

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

In addition to the amounts already delivered under the LOI, an additional amount of $2,700,000 shall be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments shall be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025 at which point all amounts due and payable hereunder shall be delivered in a final balloon payment. The Company has received several payments leaving an outstanding balance of $2,219,442 as of March 31, 2025. MLM paid an additional $80,000 in initial payments than the agreement called for. Based on the additional funds, MLM has paid less than the scheduled payments to make up the cash outflow to them. Outstanding balances and missed Monthly Payments will be secured by a 10% NSR on the Clavo Rico mine production until the Monthly Payments are delivered and the purchase price is paid in full. In addition to the Monthly Payments, the Company will receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions.

The following table summarizes the note receivable of the Company as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Note Receivable from Mother Load Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,219,442	$2,219,442
Less: Payments received	-	-
Total Note Receivable outstanding	2,219,442	2,219,442
Less: Allowance for Doubtful Note Receivable	(2,219,442)	(2,219,442)
Total Note Receivable	$-	$-

5. Solar Power Asset

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D'Ambrosio, is also the Company’s CEO. DAM assigned to the Company its exclusive right to utilize solar and grid-interconnected power at a data center project located in the Milford area of Beaver County, Utah. In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM. The solar power asset was valued at $1,289,309. This asset will not be placed into service until the Milford project has been built and is beginning to use power. Once this milestone has been achieved, the Company will begin amortizing the value of this asset over the remaining life of the agreement. Currently, there is no amortization expense or cash flows related to this asset.

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accounts Payable	$351,835	$518,930
Deferred Salaries Payable	1,311,788	1,226,857
Accrued Interest Payable	138,797	-
Total Accrued Liabilities	$1,802,420	$1,745,787

7. Notes Payable

Notes payable were comprised of the following as of September 30, 2025 and December 31, 2024:

Notes Payable	September 30, 2025	December 31, 2024
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	-	65,000
Total Notes Payable	60,000	125,000
Less Short-Term Notes Payable	(60,000)	(125,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bears 18% per annum interest. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 and charged this amount to interest expense during the year ended December 31, 2015. The Note is convertible into common stock, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of September 30, 2025, the gross balance of the note was $60,000 and accrued interest was $137,441.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. The Company made one payment of $10,000 during the fiscal year ended December 31, 2023. On September 30, 2025, the Company paid $10,000 towards the balance of this note and then Antczak elected to convert the remaining $55,000 into 11,000 shares of common stock valued at $65,780. The Company recognized a loss on extinguishment of debt of $10,780. As of September 30, 2025, the gross balance of the note was $0.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of September 30, 2025 and December 31, 2024:

Notes Payable - Related Parties	Relationship	September 30, 2025	December 31, 2024
Cluff-Rich PC 401K	Affiliate - Controlled by Director	$46,000	$51,000
Whit Cluff	Director	15,327	15,327
Digital Asset Medium, LLC	Affiliate - Controlled by Director	480,000	-
Debra D’ambrosio	Immediate Family Member	422,618	531,434
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
Total Notes Payable - Related Parties		1,358,945	992,761
Less Short-Term Notes Payable - Related Parties		(1,358,945)	(992,761)
Total Long-Term Notes Payable - Related Parties		$-	$-

Cluff-Rich PC 401K – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of 60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. The Company issued 5,143 shares of common stock on February 1, 2023 as settlement for the accrued interest of $18,000. During the fiscal ended December 31, 2023, the Company made a payment of $9,000 towards the principal balance. On July 16, 2025, the Company made a payment of $5,000 towards the balance of the note. As of September 30, 2025, the gross balance of the notes was $46,000.

Digital Asset Medium, LLC (Affiliate – Director) – On January 9, 2025, the Company formalized an unsecured Short-Term Promissory Notes to Digital Asset Medium, LLC in principal amounts totaling $480,000 (the “Note”), which bears a 15.00% interest rate and matures on January 31, 2026. This lender directly paid $125,000 to settle the notes held by 1800 Diagonal Lending, LLC (see Note 9). On September 30, 2025, the Company issued 13,007 shares of common stock valued at $77,782 for the conversion of accrued interest of $29,129 and accounts payable of $35,908. The Company recognized a loss on extinguishment of debt of $12,745. As of September 30, 2025, the gross balance of the note was $480,000 and accrued interest was $8,601.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 23,201 shares of common stock on February 1, 2023 as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. As of September 30, 2025, the gross balance of the note was $422,618 and accrued interest was $0.

D. D’Ambrosio (Immediate Family Member of Director) –During June through September, 2024, the Company received funds in the amount of $50,395. On October 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $50,395 (the “Note”), which bears a 5.00% interest rate and matures on October 31, 2025. During the year ended December 31, 2024, the Company made payments of $4,430 towards the principal balance. On August 5, 2025, the Company paid-off the balance of this note of $45,965. As of September 30, 2025, the gross balance of the note was $0 and accrued interest was $0.

D. D’Ambrosio (Immediate Family Member of Director) –During October through December, 2024, the Company received funds in the amount of $62,851. On November 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $62,851 (the “Note”), which bears a 15.00% interest rate and matures on November 30, 2025. During the nine months ended September 30 2025, the Company paid $62,851 towards the balance of this note. As of September 30, 2025, the gross balance of the note was $0 and accrued interest was $0.

D. D’Ambrosio (Immediate Family Member of Director) –On January 1, 2025, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $406 (the “Note”), which bears a 15.00% interest rate and matures on December 31, 2025. On September 1, 2025, the Company paid-off the balance of this note of $406. As of September 30, 2025, the gross balance of the note was $0 and accrued interest was $0.

On September 24, 2025, the Company issued 9,408 shares of common stock to D. D’Ambrosio valued at $51,744 for the accrued interest on all of the D. D’Ambrosio notes of $47,042 and recognized a loss on extinguishment of debt of $4,702.

Francis E. Rich –On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 16,429 shares of common stock as settlement for the accrued interest of $57,500. As of September 30, 2025, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC –On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. The Company issued 32,929 shares of common stock as settlement for the outstanding accrued interest of $115,250. As of September 30, 2025, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $15,327 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. As of September 30, 2025, the gross balance of the note was $15,327 and accrued interest was $766.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of September 30, 2025 and December 31, 2024:

Convertible Notes Payable	September 30, 2025	December 31, 2024
1800 Diagonal Lending	$-	$266,450
Total Convertible Notes Payable	-	266,450
Less Unamortized Discount	-	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	-	266,450
Less Short-Term Convertible Notes Payable	-	(266,450)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC– On January 23, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $63,250 (the “Note”) due on October 30, 2024 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $13,250). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the nine months ended September 30, 2024, the Company paid $23,613 towards the principal balance of $21,083 and $2,530 in accrued interest. For the nine months ended September 30, 2024, the Company amortized $63,250 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $21,083 and interest of $2,530. On January 9, 2025, the Company negotiated a settlement on this note and the second note with the lender noted below and paid the note in full. As of September 30, 2025, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC– On May 3, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on February 15, 2025 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 35% discount of the lowest trading price of the common stock during the 10 trading day period prior to conversion. For the nine months ended September 30, 2024, the Company amortized $116,550 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal of $58,275 and interest of $6,993. On January 9, 2025, the Company negotiated a settlement on this note and the note with the lender noted above and paid the note in full. As of September 30, 2025, the gross balance of the note was $0 and accrued interest was $0.

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

Regulation D Convertible Notes Payable – In August and September 2025, BluSky AI Inc. raised $1,735,000 in gross proceeds through a Regulation D offering, issuing convertible promissory notes to 13 accredited lenders. These notes bore interest at 15.0% per annum and were scheduled to mature 12 months from issuance. Initially, the notes included a voluntary conversion at 80% of market price if the stock hits a market price of $5.00 per share and a mandatory conversion feature at 80% of market triggered if the Company’s common stock traded above $8.00 per share for a specified period. Prior to conversion, the Company and the noteholders mutually agreed to amend the conversion terms, reducing the conversion price from the original contractual rate to $4.00 per share. This amendment was executed to align with the Company’s evolving capital structure strategy, simplify the cap table ahead of anticipated additional financings, and reward early supporters with a more favorable conversion rate in recognition of their risk tolerance during a critical growth phase. In mid-August 2025, following the Company’s common stock trading above the $8.00 threshold, all outstanding notes were mandatorily converted into an aggregate of 433,750 shares of common stock at the amended $4.00 per share conversion price. As a result of this modification and subsequent conversion, the Company recognized a non-cash loss on extinguishment of debt totaling $2,103,750, reflecting the difference between the fair value of the common stock issued and the carrying value of the notes at the time of conversion.

10. Operating Leases

The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expired in August 2024 and is now a month-to-month lease and thus is exempt from operating lease accounting under ASC 842. The Company made cash payments of $3,269 and $9,595 for the nine months ended September 30, 2025 and 2024, respectively.

On July 11, 2025, the Company entered into a Ground Lease with an Option to Purchase (the “Lease”) with Wild Mustang Ventures LLC, a Wyoming limited liability company (the “Landlord”), through which the Company leased 51.6 acres in Milford, Utah (the “Milford Land”) for a two-year term. Wild Mustang Ventures, LLC is deemed an affiliate of the Company. The base rent is $90,000 annually, which shall accrue until the earlier of the expiration of the lease or until the Company exercises its option to purchase the Milford Land. Payments on the lease are being deferred until the Company is in a better cash flow position, so no lease payments have been made. The Lease contains standard other provisions and includes a mutual indemnification clause which requires that the parties indemnify each other except in the case of gross negligence or willful misconduct.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	September 30, 2025	December 31, 2024
Operating leases
Long-term right-of-use assets	$273,963	$-

Short-term operating lease liabilities	$73,057	$-
Long-term operating lease liabilities	223,406	-
Total operating lease liabilities	$296,463	$-

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Year Ending	Operating Leases
2025	$45,000
2026	90,000
2027	90,000
2028	90,000
2029	45,000
Total lease payments	360,000
Less: Imputed interest/present value discount	(63,537)
Present value of lease liabilities	$296,463

The Company incurred rent expense of $36,785 and $10,633 for the nine months ended September 30, 2025 and 2024, respectively.

11. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 10,300,000,000 shares of common stock with a par value of $0.00001 per share. As of September 30, 2025 and December 31, 2024, there were 24,957,870 and 2,659,773 shares of common stock issued and outstanding, respectively.

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

On June 10, 2025, the Company issued 1,100,000 restricted shares of Common Stock to five individuals for services rendered at the market price of $0.401 per share for a total value of $441,100. With 600,000 shares issued to related parties.

On June 24, 2025, the Company issued 500,000 restricted shares of Common Stock to an individual for services rendered at the market price of $1.60 per share for a total value of $800,000.

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D'Ambrosio, is also the Company’s CEO (see Note 5). In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM. The Company used a large block stock valuation model to value this stock issuance, which resulted in a valuation of $9,800,000. The solar power asset, which was reviewed by a valuation specialist, was valued at $1,289,309. The difference of $8,510,691 has been treated as a deemed dividend by the Company. Normally, this dividend would be recorded in retained earnings. However, the Company has a negative retained earnings balance, so the difference was recorded against additional paid-in capital.

In August and September 2025, the Company issued 433,750 shares of common stock at $4.00 per share. See note 8 for more details.

On September 4, 2025, the Company issued 25,500 shares of common stock to five consultants per consulting agreements. These shares were valued at $6.00 per share and the Company recognized consulting fees of $153,000.

On September 24, 2025, the Company issued 9,408 shares of common stock to D. D’Ambrosio for the conversion of accrued interest of $47,042. These shares were valued at $5.50 per share for a total value of $51,744 and the Company recognized a loss on extinguishment of debt of $4,702.

On September 30, 2025, the Company issued 13,007 shares of common stock to Digital Asset Medium, LLC (“DAM”), a related entity, for the conversion of accrued interest of $29,129 and accounts payable of $35,908. These shares were valued at $5.98 per share for a total value of $77,782 and the Company recognized a loss on extinguishment of debt of $12,745.

On September 30, 2025, the Company issued 11,000 shares of common stock to a lender for the conversion of a note payable with a balance of $55,000. These shares were valued at $5.98 per share for a total value of $65,780 and the Company recognized a loss on extinguishment of debt of $10,780.

12. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with stockholder/director Trent D’Ambrosio. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of September 30, 2025, there is $1,311,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable –The Company took one short-term note payable from Debra D’Ambrosio, an immediate family member related party and one short-term note payable from Digital Asset Medium, LLC, an affiliate of a direct during the nine months ended September 30, 2025. The Company received $362,906 in cash from related parties, made payments of $121,722 in cash to related parties and $125,000 was paid directly to another lender to settle their outstanding notes (See Notes 8 and 9 for more details).

Accounts Payable –Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of September 30, 2025, there is $104,839 in accounts payable and accrued liabilities.

Land Lease Agreement – On July 11, 2025, the Company entered into a Ground Lease with an Option to Purchase (the “Lease”) with Wild Mustang Ventures LLC, a Wyoming limited liability company (the “Landlord”), through which the Company leased 51.6 acres in Milford, Utah (the “Milford Land”) for a two-year term. Wild Mustang Ventures, LLC is deemed an affiliate of the Company. The base rent is $90,000 annually, which shall accrue until the earlier of the expiration of the lease or until the Company exercises its option to purchase the Milford Land. Payments on the lease are being deferred until the Company is in a better cash flow position, so no lease payments have been made. The Lease contains standard other provisions and includes a mutual indemnification clause which requires that the parties indemnify each other except in the case of gross negligence or willful misconduct.

On June 10, 2025, the Company issued 500,000 restricted shares of Common Stock to Trent D’Ambrosio for services rendered at the market price of $0.401 per share for a total value of $200,500.

On June 10, 2025, the Company issued 100,000 restricted shares of Common Stock to Whit Cluff for services rendered at the market price of $0.401 per share for a total value of $40,100.

13. Commitments and Contingencies

On July 11, 2025, BluSky AI Inc, (the “Company”) entered into an Acquisition and Power Assignment Agreement (the “Acquisition Agreement”) with Digital Asset Management, LLC (“DAM”), a Wyoming limited liability company, through which DAM assigned to the Company its exclusive right to utilize of solar and grid-interconnected power (the “Power Commitment”), for the operational life of Buyer’s data center project located in the Milford area of Beaver County, Utah (the “Project”). The term of the Acquisition Agreement is the length of the Project. In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM. The shares have been recorded at par of $0.00001 there are additional agreements that need to be completed to finalize the transaction. Including additional terms and conditions for use, a system impact study and an “energy services agreement” from the local provider. The final valuation can’t be established at this time since there isn’t a final measurement date. Since this is an entity under common control, the power rights will be recorded at its historical value.

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

In the opinion of management, as of September 30, 2025, the amount of ultimate liability with respect to such matters, if any, may be likely to have a material impact on the Company’s business, financial position, results of operations or liquidity. However, as the outcome of litigation and other claims is difficult to predict significant changes in the estimated exposures could exist.

On September 22, 2023, the Company entered into a consulting agreement with William McCluskey. This agreement requires the Company to pay $200,000 in consulting fees to William McCluskey before March 31, 2025. This amount is currently reported in accounts payable and accrued liabilities at September 30, 2025.

14. Subsequent Events

Management has evaluated subsequent events, in accordance with ASC 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below.

On October 15, 2025, BluSky AI Inc. raised $50,000 through its Regulation D offering, issuing a convertible promissory note to an accredited lender. This note bears interest at 15.0% per annum and is scheduled to mature 12 months from issuance. The note includes a voluntary conversion at 80% of market price if the stock hits a market price of $5.00 per share and a mandatory conversion feature at 80% of market triggered if the Company’s common stock traded above $8.00 per share for a specified period.

On October 31, 2025, the Company issued 5,000 shares of common stock to a consultant per the consulting agreement.

On October 15, 2025, BluSky AI Inc. raised $50,000 through its Regulation D offering, issuing a convertible promissory note to an accredited lender. This note bears interest at 15.0% per annum and is scheduled to mature 12 months from issuance. The note includes a voluntary conversion at 80% of market price if the stock hits a market price of $5.00 per share and a mandatory conversion feature at 80% of market triggered if the Company’s common stock traded above $8.00 per share for a specified period. On January 10, 2026, the lender elected to convert this note into common stock. The Company issued 13,694 shares of common stock to a lender for the conversion of the $50,000 promissory note.

On November 9, 2025, BluSky AI Inc. raised $50,000 through its Regulation D offering, issuing a convertible promissory note to an accredited lender. This note bears interest at 15.0% per annum and is scheduled to mature 12 months from issuance. The note includes a voluntary conversion at 80% of market price if the stock hits a market price of $5.00 per share and a mandatory conversion feature at 80% of market triggered if the Company’s common stock traded above $8.00 per share for a specified period. On December 12, 2025, the lender elected to convert this note into common stock. The Company issued 13,441 shares of common stock to a lender for the conversion of the $50,000 promissory note.

On December 15, 2025, the Company issued 2,500 shares of common stock to a consultant per the consulting agreement.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2025, the results of its statements of operations for the three and nine-month periods ended September 30, 2025 and 2024, and its cash flows for the nine-month periods ended September 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

We had a net loss of $2,633,232 for the three-month period ended September 30, 2025, and a net loss of $279,946 for the three-month period ended September 30, 2024. This change in our results over the two periods is primarily the result of an increase in consulting expense, the change in the derivative liabilities, the increase in the loss on extinguishment of debt and an increase in interest expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2025 and 2024:

	Three Months Ended		Increase/
	September 30, 2025	September 30, 2024	(Decrease)
General and Administrative	$504,153	$109,742	$394,411
Depreciation and Amortization Expenses	-	182	(182)
Total Operating Expenses	504,153	109,924	394,229
Loss from Operations	(504,153)	(109,924)	(394,229)
Interest Income	4,555	-	4,555
Change in Derivative Liabilities	-	(139,472)	139,472
Loss on Extinguishment of Debt	(2,101,978)	(13,043)	(2,088,935)
Interest Expense	(31,656)	(17,507)	(14,149)
Loss from Operations Before Taxes	(2,633,232)	(279,946)	(2,353,286)
Provision for Income Taxes	-	-	-
Net Loss	$(2,633,232)	$(279,946)	$(2,353,286)

General and administrative expenses increased for the three-month period ended September 30, 2025 because of an increase in consulting, legal and investor relations expenses, compared to the three-month period ended September 30, 2024.

Changes in derivative liabilities was due to the elimination of the derivative liabilities in the current year that was reported under the gain on extinguishment of debt in the first three months of the 2025 fiscal year.

Interest expense increased for the three-month period ended September 30, 2025 because of the interest expense related to additions to notes from related parties.

Nine months ended September 30, 2025 compared to the Nine months ended September 30, 2024

We had net loss of $4,014,763 for the nine-month period ended September 30, 2025, and a net loss of $1,039,455 for the nine-month period ended September 30, 2024. This change in our results over the two periods is primarily the result of an increase in consulting expense, the increase in the loss on extinguishment of debt and the elimination of derivative liabilities during the current period. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2025 and 2024:

	Nine Months Ended		Increase/
	September 30, 2025	September 30, 2024	(Decrease)
General and Administrative	$2,191,447	$369,917	$1,821,530
Depreciation and Amortization Expenses	-	544	(544)
Total Operating Expenses	2,191,447	370,461	1,820,986
Loss from Operations	(2,191,447)	(370,461)	(1,820,986)
Other Income (expense)	96	-	96
Interest Income	4,555	-	4,555
Change in Derivative Liabilities	186,542	(90,436)	276,978
Initial Derivative Expense	-	(193,582)	193,582
Loss on Extinguishment of Debt	(1,949,847)	(13,043)	(1,936,804)
Interest Expense	(64,662)	(371,933)	307,271
Loss from Operations Before Taxes	(4,014,763)	(1,039,455)	(2,975,308)
Provision for Income Taxes	-	-	-
Net Loss	$(4,014,763)	$(1,039,455)	$(2,975,308)

General and administrative expenses increased for the nine-month period ended September 30, 2025 because of higher consulting and investor relations expenses, compared to the nine-month period ended September 30, 2024.

Changes in derivative liabilities was because of the elimination of the derivative liabilities in the current year that was reported under the gain on extinguishment of debt.

Interest expense decreased in 2025 because of the interest expense related to settled notes was lower and the decrease of amortization of existing debt discounts.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2025 reflects assets of $1,696,470. We had cash in the amount of $1,295,261 and working capital deficit in the amount of $1,922,014 as of September 30, 2025. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	September 30, 2025	December 31, 2024
Current assets	$1,381,776	$-
Current liabilities	3,303,790	3,346,850
Working capital deficit	$(1,922,014)	$(3,346,850)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company and has an accumulated deficit of $33,878,127. In addition, there is a working capital deficit of $1,922,014 as of September 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net Cash Provided by (Used in) Operating Activities	$(680,923)	$(64,288)
Net Cash Provided by (Used in) Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	1,976,184	64,286
Net Increase (Decrease) in Cash	$1,295,261	$(2)

Operating Activities

Net cash flow used in operating activities during the nine months ended September 30, 2025 was $680,923, an increase of $616,635 from the $64,288 net cash used during the nine months ended September 30, 2024. This increase in the cash used in operating activities was primarily due to the increase in net loss for 2025 that used more cash from operations for the period.

Investing Activities

Investing activities during the nine months ended September 30, 2025 provided $0, a decrease of $0 from the $0 provided by investing activities during the nine months ended September 30, 2024.

Financing Activities

Financing activities during the nine months ended September 30, 2025 provided cash of $1,976,184, an increase of $1,911,898 from the $64,286 provided by financing activities during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company received $362,906 in proceeds from notes payable - related parties and $1,735,000 in proceeds from convertible notes payable and made $121,722 in payments on notes payable – related parties.

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

BluSky AI Inc. (“the Company”) is a publicly traded, development-stage enterprise specializing in the design, deployment, and operation of prefabricated modular data centers that deliver GPU-as-a-Service (“GPUaaS”) infrastructure. Operating within the emerging NeoCloud sector, the Company is focused on scalable, energy-optimized compute solutions for AI-native and enterprise customers. As of the reporting date, the Company is pre-revenue and actively evaluating multiple development sites across diverse regulatory and utility jurisdictions.

The preparation of the Company’s condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. These estimates are based on historical experience, current conditions, and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates. The Company considers the following accounting policies and estimates to be critical to the understanding of its financial statements:

1. Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 0 and 1,027,273 common share equivalents have been excluded from the diluted loss per share calculation for the nine-month periods ended September 30, 2025 and 2024, respectively, because it would be anti-dilutive.

2. Convertible Instruments and Embedded Features

The Company has issued convertible notes with features such as mandatory conversion triggers and variable conversion prices. These instruments are assessed, Debt with Conversion and Other Options, and, Derivatives and Hedging, to determine whether embedded features require bifurcation and separate accounting. Fair value estimates of such features, when applicable, are based on inputs and require significant judgment regarding volatility, discount rates, and probability-weighted outcomes.

3. Fair Value Measurements

The Company applies, Fair Value Measurement, in the valuation of non-cash transactions, including equity issuances and debt conversions. Given the Company’s pre-revenue status and limited trading history, observable market inputs may be supplemented with internal valuation models to estimate the fair value of common stock and other instruments. These estimates impact the recognition of stock-based compensation, extinguishment of debt, and other equity-linked transactions.

4. Stock-Based Compensation

The Company will account for stock-based compensation in accordance with, Compensation—Stock Compensation. The fair value of equity awards granted to employees, directors, and consultants is estimated on the grant date using the Black-Scholes option pricing model or other appropriate valuation techniques. Key assumptions include expected volatility, risk-free interest rate, expected term, and forfeiture rates. As a public company, the Company uses its own trading history to estimate volatility, supplemented by peer data where appropriate.

5. Going Concern Assessment

In accordance, Presentation of Financial Statements—Going Concern, the Company evaluates whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the issuance of the financial statements. This assessment includes consideration of available cash, committed financing, anticipated capital raises, and the timing of potential revenue-generating deployments. Management has concluded that, while the Company is pre-revenue, its current capital structure and financing plans support its ability to continue operations for the foreseeable future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock

The Company has claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) and 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder, in that such sales and issuances did not involve a public offering, as the shareholders were accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation.

On July 7, 2025, the Company issued 20,000,000 shares of common stock to Digital Asset Medium, LLC (“DAM”), a related entity, pursuant to an agreement dated July 7, 2025.

In August and September 2025, the Company issued promissory notes to investors in the aggregate amount of $1,735,000 through a Regulation D offering to thirteen lenders. On September 23, 2025, these notes were converted into 433,750 shares of common stock at $4.00 per share pursuant to a mandatory conversion feature of the notes.

On September 4, 2025, the Company issued 25,500 shares of common stock to five consultants per consulting agreements at $6.00 per share.

On September 24, 2025, the Company issued 9,408 shares of common stock to Debra D’Ambrosio for the conversion of accrued interest of $47,042 at $5.00 per share. The shares were valued at $5.50 per share and the Company recognized a loss on conversion of debt of $4,702.

On September 30, 2025, the Company issued 13,007 shares of common stock to DAM, a related entity, for the conversion of accrued interest of $29,129 and accounts payable of $35,908 at $5.00 per share. The shares were valued at $5.98 per share and the Company recognized a loss on conversion of debt of $12,745.

On September 30, 2025, the Company issued 11,000 shares of common stock to a lender for the conversion of a note payable $55,000 at $5.00 per share. The shares were valued at $5.98 per share and the Company recognized a loss on conversion of debt of $10,780.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

On August 26, 2025 (the “Execution Date”), BluSky AI, Inc. (the “Company”) entered into a Contract to Buy and Sell Real Estate (Land) (the “Agreement”) with Snowy River Ranches, LLC (“SRR”). The Agreement sets forth the terms through which the Company will acquire 36.06 acres in Walsenberg, Colorado, including the Purchase Price ($248,000), Earnest Money ($10,000) Due Diligence deadlines, Closing Date and other items.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment, effective March 5, 2010(2)

3.3	Certificate of Amendment, effective June 23, 2010(3)

3.4	Articles of Merger, effective May 17, 2013 (4)

3.5	Bylaws (1)

10.1+	Employment Agreement with Trent D’Ambrosio (5)

10.18	Settlement Agreement with Antilles Family Office, LLC dated January 18, 2023 (6)

10.19	Letter of Intent with Mother Lode Mining, Inc. effective as of January 24, 2023 (7)

10.20	Acquisition and Power Assignment Agreement with Digital Asset Medium LLC*

10.21	Contract to Buy and Sell Real Estate (Land) Agreement with Snowy River Ranches, LLC dated August 26, 2025 (8)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Employment Agreement

(1)	Incorporated by reference from Form SB-2 filed with the SEC on October 31, 2007.

(2)	Incorporated by reference from Form 8-K filed with the SEC on March 10, 2010.

(3)	Incorporated by reference from Form 8-K filed with the SEC on June 28, 2010.

(4)	Incorporated by reference from Form 10-Q filed with the SEC on May 20, 2013.

(5)	Incorporated by reference from the Form S-1 filed with the SEC on June 2, 2019.

(6)	Incorporated by reference from the Form 8-K filed with the SEC on January 25, 2023.

(7)	Incorporated by reference from the Form 8-K filed with the SEC on February 8, 2023.

(8)	Incorporated by reference from the Form 8-K filed with the SEC on September 2, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUSKY AI INC.

Date: February 5, 2026	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

