Form 10-K
period 2025-12-31
BLUSKY AI INC.
filed 2026-03-31
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(801) 810-8790

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $7,976,632, based upon 3,323,597 shares held by non-affiliates and the closing price of $2.40 per share on such date.

The number of shares of common stock outstanding on March 31, 2026, was 24,992,505 shares.

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

Forward-Looking Statements and Associated Risks.

This Annual Report on Form 10-K contains forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (1) discussions about data centers, artificial intelligence, and high-performance computing, (2) our projected sales and profitability, (3) our growth strategies, (4) anticipated trends in our industry, (5) our future financing plans, (6) our anticipated needs for working capital, (7) our lack of operational experience and (8) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements constitute forward-looking statements. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Factors that may cause results to vary include, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A below and other risks and matters described in this filing and in our other SEC filings. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur as projected. We do not undertake any obligation to update any forward-looking statements.

Overview

BluSky AI Inc. is a pre-fabricated modular data center provider specializing in artificial intelligence (AI) and high-performance computing (HPC) that was originally formed in Nevada on July 2, 2007. The company is dedicated to delivering state-of-the-art infrastructure and solutions tailored to meet the demands of modern AI applications and computational workloads with a focus on innovation, scalability, and environmental sustainability.

Previously known as Inception Mining Inc., the company underwent a significant transformation and rebranding in March 2025 to align with its new strategic direction. This change reflects BluSky AI Inc.’s commitment to advancing technology and providing unparalleled services in the data center industry. The Company is headquartered in Salt Lake City, Utah.

Historically, we operated within the mining industry, serving as a consultant to mining companies and as an operator of a mine engaged in the production of precious metals. From 2015 through January 24, 2023, the Company operated the Clavo Rico mine in Honduras through its wholly owned subsidiary, Compañía Minera Cerros del Sur, S.A de C.V. (“CMCS”) and other mining concessions.

2023 Divestiture of the Clavo Rico Mine and Legacy Mining Matters

On January 12, 2023, the Company entered into a non-binding Letter of Intent (the “LOI”) with Mother Lode Mining, Inc. (“MLM” or “Mother Lode Mining”). The LOI became binding on January 24, 2023, when the final installment of initial payment set forth under the LOI was received by the Company.

Pursuant to the terms of the LOI, the Company agreed to sell all of the shares of its wholly owned subsidiary, Compañía Minera Cerros Del Sur, S.A. de C.V. (“CMCS”), to MLM. CMCS is the Honduran-based company that owns the Clavo Rico mine.

Following the divestiture of the Clavo Rico Mine, the Company operated as a consultant and advisor to the mining industry, including to Mother Lode Mining in connection with the Clavo Rico mine. It also had an ongoing financial interest in the Clavo Rico Mine under the LOI. Pursuant to the terms of the LOI, the Company was entitled to receive cash payments totaling $2,700,000 through January 2025. These payments were secured by a 10% net smelter royalty on production from the Clavo Rico mine. The Company also held a carried-forward net profits interest royalty equal to 5% of mine production until cumulative payments reached $1,000,000, subject to certain allowable Clavo Rico operating expense offsets.

During the year ended December 31, 2025, the Company did not receive any payments under the LOI, the Company believed Mother Lode Mining was in default, the Company recorded a full allowance for the outstanding receivable, and the Company pursued litigation to enforce its rights and recover amounts it believed it was owed under the LOI.

On February 4, 2026, the Company and Mother Lode Mining entered into a settlement agreement resolving all disputes in connection with the LOI and the Clavo Rico mine. Under the settlement, the parties agreed to a mutual dismissal with prejudice of all claims, counterclaims, and causes of action asserted or that could have been asserted in United States District Court for the District of Utah, Central Division, Case No. 2:24-cv-00171-TS-CMR, or in any other forum. As part of the settlement, the parties executed a mutual general release of all claims and potential claims against the other parties and their affiliates. Following the settlement, no further amounts are expected to be collected under the LOI.

Current Operations

BluSky AI Inc. is rapidly emerging as a pivotal force in the Neocloud ecosystem, with plans to deliver high-performance infrastructure tailored for artificial intelligence workloads. Unlike traditional hyperscalers, BluSky AI Inc. is a Neocloud purpose-built for artificial intelligence/machine learning (AI/ML) and high-performance computing (HPC). BluSky AI’s core infrastructure is defined by its rapidly deployable SkyMod data centers. SkyMods next-generation, scalable AI Factories provide speed-to-market and energy optimization to support high-performance machine learning workloads. BluSky AI plans to empower small, mid-sized, enterprise, and academic entities from start-up to scale-up to drive innovation without compromise.

SkyMods are pre-configured AI “factories” engineered to meet the surging demand for compute power driven by generative models, machine learning inference, and large-scale training pipelines. With operations anchored in Salt Lake City, BluSky AI is positioning itself as a nimble alternative to legacy cloud providers, offering speed-to-market and network scalability through planned multiple locations without the multi-year buildout timelines.

At the heart of BluSky AI’s offering is its GPU-as-a-Service model, which will provide clients with flexible access to top-tier GPUs, including plans for numerous configurations. This consumption-based model allows enterprises, research institutions, and startups to scale their AI workloads without the capital burden of owning and maintaining hardware. Each SkyMod unit—will be available in various configurations— and will come fully assembled and ready for plug-and-play operations, dramatically reducing deployment friction. BluSky AI’s planned infrastructure is optimized for low-latency networking, supporting model parallelism and high-throughput inference across multi-tenant environments.

As a Neocloud provider, BluSky AI is part of a new generation of AI-first infrastructure companies that prioritize performance, transparency, and agility. Neoclouds are defined by their ability to deliver bare-metal GPU access, simplified pricing, and orchestration tools that support hybrid and multi-cloud environments. BluSky AI’s approach aligns with this ethos, offering transparent hourly GPU rates and integrated support for AI-ready networking solutions from industry leaders. This plan positions BluSky AI to serve not just commercial clients, but also government and academic institutions seeking sovereign AI infrastructure with predictable cost structures.

Operationally, BluSky AI plans to expand its Neocloud footprint through strategic site acquisitions and partnerships, which signals the company’s intent to scale its modular deployments across energy-rich regions. By leveraging existing energy infrastructure and deploying SkyMods in various zones, BluSky AI has the potential to sidestep the bottlenecks that plague traditional data center development. This decentralized, modular strategy not only has the potential to accelerate time-to-value for clients, but also could align with ESG goals around energy optimization and infrastructure reuse. In a market racing to meet AI’s insatiable demand, BluSky AI Inc. plans to build the backbone behind the intelligence to meet the industry’s needs as they continue to grow.

BluSky AI’s planned operational footprint includes a growing portfolio of strategically located sites across the western and central United States, each selected for power availability, scalability, and proximity to key transmission infrastructure. The company currently controls or has executed letters of intent for multiple properties intended to support near term and long-term deployment of its modular SkyMod AI Factory systems.

BluSky AI maintains a growing portfolio of development stage sites selected for power availability, scalability, and alignment with the company’s modular deployment strategy. In Milford, Utah, the Company controls 51 acres under a ground lease and is pursuing power to support initial deployment activities. The Company has also announced a letter of intent for a 0.375 acre site in Nephi, Utah, with an estimated 4 MW of available power.

In addition to these Utah locations, BluSky AI has entered into 9 additional letters of intent to acquire or lease sites totaling more than 100 acres. These prospective sites provide an estimated potential power capacity exceeding 150 MW and are intended to support the company’s continued expansion of its modular AI infrastructure footprint.

Collectively, these locations reflect BluSky AI’s strategy of targeting energy-rich, infrastructure-ready regions to accelerate deployment and meet rising demand for AI compute. Across its current portfolio, the Company’s potential power capacity exceeds 250 MW, supporting both near-term activation and scalable long-term growth.

BluSky AI Operations

The Company is focusing its operations on artificial intelligence compute infrastructure and participating in the dynamic and expanding AI industry. The Company has plans to grow its AI operations organically. BluSky AI was established by drawing on extensive industry expertise, insights from outside experts, and a careful evaluation of current conditions in the data center markets. The innovative concept is built around a pre-fabricated modular design that leverages existing power infrastructure. BluSky AI plans to develop multiple modular data center sites across various U.S. jurisdictions, with artificial intelligence/machine learning (AI/ML) focus, specifically targeting facilities with the potential to develop power capacity or utilize existing power capacities. Many of these sites may have been in process for years. This strategy enables a potentially faster time to market, scalable deployment, and a cost-effective approach that meets the evolving needs of the data center market.

BluSky AI is planning to revolutionize the artificial intelligence compute landscape by addressing the immediate global supply shortage with a cutting-edge, turnkey solution. Our strategy centers on rapidly deployable, plug-and-play, modular compute centers called SkyMods on powered land assets—sites that already possess permitted energy infrastructure. This approach not only accelerates time to market but also positions BluSky AI as a premier AI compute infrastructure provider dedicated to meeting the surging demand for advanced AI services.

BluSky AI’s Neocloud—A Next-Generation Compute Infrastructure

BluSky AI Inc. is planned as a Neocloud purpose-built for artificial intelligence/machine learning (AI/ML) and high-performance computing (HPC). BluSky AI’s planned core infrastructure is defined by its rapidly deployable SkyMod data centers. SkyMods next-generation, scalable AI Factories provide speed-to-market and energy optimization to support high-performance machine learning workloads. With plans to scale across multiple sites and deliver high compute capacity (ranging from 1 MW to 60 MW per site), BluSky AI plans to provide a client-tailored scalability to empower small, mid-sized, enterprise, and academic partners from start-up to scale-up to drive innovation without compromise.

The company’s mission is to empower AI innovators by eliminating infrastructure bottlenecks and accelerating time-to-compute with energy-efficient, scalable solutions.

Meeting the AI Compute Shortfall

BluSky AI’s plan is to design leading AI compute provisioning. By placing our modular units on strategic locations, with existing power where available, and plans will provide the essential backbone for AI inferences—enabling trained AI models to recognize patterns and draw conclusions on demand. Our unique offering may minimize technical deployment risks while maximizing opportunities for immediate incremental revenue generation and rapid market capture.

Our Neocloud developing portfolio of SkyMod AI factories plans to serve as a core infrastructure asset for the massive need for AI compute that is currently 3x the amount of the current data center capacity, providing strategic growth and innovation in the era of IoT and big data.

We are targeting initial sites ranging from 1 MW to 60 MW across various states, targeting robust geographic diversification to capture regional and global demand.

We are committed to delivering cutting-edge, environmentally conscious, and modular compute solutions that will empower AI companies to realize their full potential, driving the next generation of AI applications and safeguarding data with the industry leading-level security.

We believe BluSky AI’s unique approach to its future operations—combining turnkey-powered land assets, rapid deployment, and scalable modular compute centers— could deliver the critical infrastructure needed to bridge the AI compute gap that exists in the marketplace today. While today’s market focus is primarily on the 80% demand coming from Large Language and Training Models, 80% of the future demand will rely on inferencing needing low-latency millisecond compute. Our solutions not only address today’s pressing needs but also lay a solid foundation for AI inference for sustained growth and technological advancement in the future of AI.

BluSky AI’s plans are built around a revenue model focused on delivering modular data center solutions that leverage existing power infrastructure for rapid, scalable, and cost-effective deployments. The company will generate revenue primarily through:

●	Leasing and Subscription Services: BluSky AI plans to provide a modular, turnkey data center solutions to customers on a subscription or leasing basis. These planned services include the design, deployment, and ongoing management of facilities tailored to support power capacities of less than 50MW, which accelerates time to market and reduces capital expenditure compared to traditional builds.

●	Integrated Infrastructure Services: Beyond physical infrastructure, BluSky AI plans to offer advanced operational monitoring, predictive maintenance, and energy management analytics. These value-added services may help clients optimize performance and minimize downtime, creating additional revenue streams.

●	Strategic Partnerships and Government Contracts: With a growing demand for secure, sustainable, and energy-efficient data center operations, BluSky AI plans to position itself to serve a diverse customer base—including private enterprises and governmental agencies. Current negotiations are underway with chip partners and others who have client bases that they also need to serve through potential BluSky AI’s solutions. This dependency on revenue-generating activities from both commercial and public sectors is key to its expansion strategy.

Key plans for products and service families revolve around pre-fabricated modular data center designs, scalable power and cooling solutions, and integrated management systems—all aimed at delivering predictable quality and cost efficiency. This planned operational focus not only drives revenue but also underpins the company’s broader strategy to expand its footprint across multiple U.S. jurisdictions while meeting the evolving needs of high-value clients, including government, education, and others.

BluSky AI plans include accelerating its development efforts to enhance its suite of SkyMod AI factories. The company’s R&D team is developing new modules that integrate advanced power management, enhanced cooling, and remote monitoring capabilities, which are designed to improve deployment speed and scalability. These enhancements target facilities with existing power infrastructure under 60MW, a segment that is seeing robust market demand due to the growing need for sustainable, cost-effective, and rapidly deployable data centers.

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

Pricing Program for Modular AI Data Center

Our pricing program in development will be structured to provide flexibility and transparency for AI workloads. It balances resource utilization with modular scalability, catering to training, inference, and mixed AI workflows.

Development plans include:

Base Structure

Individual blocks of power support a defined compute capacity, which is billed based on:

-Resource Usage (Compute Time, Memory, and Storage)

-Workload Type (Training vs. Inference)

-Service Plan (On-Demand vs. Reserved)

Key Benefits

Key benefits may include:

1. Scalability: Modular increments allow gradual scaling up to meet demand.

2. Cost Efficiency: Discounts for reserved plans and spot pricing reduce long-term costs.

3. Flexibility: Tailored configurations for training, inference, or mixed workloads.

4. Sustainability: Carbon-neutral options available, appealing to ESG-conscious clients.

Usage Metrics

BluSky AI data centers plans to offer usage metrics calculated by the amount of compute time utilized, measured in CPU and GPU hours. Customers will be billed according to the number of hours their CPUs or GPUs are in use, with GPU pricing typically being higher than CPU pricing due to the greater processing power offered by GPUs.

Compute Time (CPU/GPU Hours)

- Customers are billed based on the number of hours the CPUs or GPUs are used.

- GPU pricing is typically higher than CPU pricing due to greater processing power.

Resource Allocation

Resource allocation charges are determined by the number of cores, GPUs, or accelerators allocated, as well as their respective performance levels. High-performance GPUs incur higher costs compared to entry-level models due to their enhanced capabilities.

Memory Usage

Memory usage charges may be based on the amount of RAM used per hour or the specific memory tier utilized for training or inference workloads.

Storage Costs

Storage costs include charges for high-speed storage used during compute processes, such as NVMe SSDs, as well as fees for long-term data storage.

Type of Workload

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

Pricing tiers for specific hardware configurations

The Standard tier offers low-cost, general-purpose resources suitable for small-scale tasks. The High-Performance tier, on the other hand, comes with premium pricing for advanced GPUs or clusters, designed to handle complex AI workloads.

Location and Energy Costs

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

Colocation Data Centers

Colocation data centers typically charge flat fees for rack space, power, and cooling, with additional charges applied for compute usage.

Emerging Trends

Emerging trends in data center pricing and operations include several innovative approaches. Pay-As-You-Go pricing is ideal for startups or workloads with unpredictable demands, allowing customers to pay only for the resources they use. Spot Pricing offers discounts for utilizing idle resources during non-peak times, which can help reduce costs. Custom AI Accelerators, like Google’s TPU, are increasingly being used in data centers, offering competitive pricing tailored for specific AI tasks.

BluSky AI’s approach to building its modular data centers will rely on a complex, carefully managed supply chain and sourcing strategy. BluSky AI has already developed key vendor relationships and solution partners over the prior years of working in the hyperscale environment. The company will leverage existing on-site power infrastructures and renewable energy options, such as solar, hydrogen, or even alternative on-site grid systems. This helps to accelerate deployments and reduce the need for extensive new power installations, although securing reliable, sustainable power often involves long lead times for specialized components like hydrogen fuel cells or advanced renewable integration systems, and can be impacted by regional regulatory constraints.

BluSky AI plans to focus on sites in various U.S. jurisdictions, specifically targeting facilities with power capacities under 50MW. However, acquiring suitable land with the necessary zoning, infrastructure, and environmental clearances can be time-consuming and competitive, as prime locations are in high demand.

For equipment sourcing, BluSky AI will need to procure critical items such as transformers, switch gear, servers, CPUs, GPUs, LPUs, racks, and cooling solutions. These components are essential for ensuring efficient power distribution and supporting high-performance computing workloads. However, these items often come with long lead times due to their customizability, regulatory compliance requirements, and the current global supply chain constraints, such as semiconductor shortages. Specialized racks and advanced cooling systems, like rear-door heat exchangers and liquid cooling modules, are also vital for handling the substantial heat loads generated by modern AI deployments. These systems require extensive engineering and have lengthy procurement cycles.

By balancing these sourcing strategies and navigating industry constraints, BluSky AI is targeting to deliver scalable, efficient, and cost-effective data center solutions that meet the evolving needs of its diverse customer base, including revenue-generating activities from commercial and governmental clients.

BluSky AI’s operational model is being built on leveraging open standards and modular, scalable solutions that do not hinge on proprietary intellectual property rights. In fact, the company does not currently hold patents, trademarks, licenses, franchises, or concessions that affect its core operations. This approach provides several advantages:

●	Flexibility and Agility: By not being tied to a proprietary IP portfolio, BluSky AI can rapidly adapt to technological advances and market shifts without concerns about the expiration or enforcement of specific patents or licenses.

●	Open Standards & Collaboration: The company embraces open-source frameworks and industry best practices—such as those embodied in the AT Protocol—allowing for interoperability and a more transparent development environment. This strategy reduces reliance on exclusive technologies and minimizes risks associated with the duration or changes in IP rights.

●	Cost Efficiency: Avoiding significant investments in proprietary IP frees up resources that can be redirected toward R&D, scaling operations, and forming strategic partnerships. The operational model thus remains cost-effective and resilient in a competitive, fast-evolving market.

Overall, BluSky AI does not see an impact on its operations related to the duration or effect of patents, trademarks, licenses, franchises, or concessions, allowing it to focus on innovation and scalable deployment without being encumbered by restrictive intellectual property concerns.

BluSky AI faces several risks associated with its modular data center model, reliance on GPUs, and constraints in the U.S. energy grid, as well as potential exposure to government contract renegotiation or termination.

In summary, BluSky AI’s planned operations are designed to meet constant, year-round needs. This non-seasonal nature is a significant strength, allowing the company to focus on scalable, long-term growth while mitigating risks associated with fluctuating market cycles. Grandview Research estimates a 35.9% annual CAGR in this market over the next 7 years.

BluSky AI plans to operate in a highly competitive data center market that is rapidly evolving alongside the surge in demand for AI computing, particularly GPU on demand services. Here are some key points regarding the competitive landscape and growth prospects:

●	Competitive Environment in Data Centers:

BluSky AI faces competition from traditional hyperscale data center providers (like AWS, Google, and Microsoft) as well as specialized modular data center firms. Its focus on deploying pre-fabricated modular solutions that integrate with existing power infrastructure gives it a competitive edge that may offer faster deployment, lower capital costs, and scalability. However, the market is crowded, and large players benefit from economies of scale and long-established supply chains.

●	GPU on Demand and AI Workloads:

The demand for GPUs has skyrocketed as AI workloads intensify. BluSky AI plans to target this growing segment with the intent to offer flexible, high-density computing solutions. Despite robust market growth, global semiconductor supply constraints and fierce competition from major GPU vendors such as NVIDIA and AMD present challenges. BluSky AI is investing in supply chain resilience and strategic partnerships with multiple vendors to secure a steady supply of GPUs to meet customer needs.

●	Growth Dynamics:

With the increasing importance of AI across industries, the overall market for data centers and GPU-powered infrastructure is expected to continue growing. BluSky AI’s pre-fabricated modular approach may allow it to capture a portion of this growth by meeting the rising demand for energy-efficient, rapidly deployable data centers that can scale as client requirements evolve. This growth is fueled by the need for continuous, non-seasonal computing capacity, particularly in sectors like government, finance, and healthcare.

●	Risks and Strategic Considerations:

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

In the U.S., federal guidelines like the Federal Data Center Enhancement Act focus on cybersecurity, resiliency, and energy efficiency. https://www.congress.gov/bill/118th-congress/senate-bill/933/text

In 2023, the European Union introduced the revised Energy Efficiency Directive (EED, EU/2023/1791) that requires data centers to report energy efficiency data to the European Commission. https://energy.ec.europa.eu/topics/energy-efficiency/energy-efficiency-targets-directive-and-rules/energy-efficiency-directive_en

Data centers have a significant environmental footprint, and compliance with environmental regulations is critical, including with respect to the following:

- Air Quality: Backup generators require air permits and adherence to emission standards.

- Water Management: Cooling systems often need permits for water usage and discharge.

- Hazardous Materials: Proper storage and disposal of materials like batteries and used oil are essential.

Capital Equipment and Research & Development Expenditures

During the year ended December 31, 2025, we did not incur any expenses related to research and development.

Employees

As of the date of this filing, we currently employ 5 full-time employees and 4 part-time employees in the United States. We have contracts with various independent contractors and consultants to fulfill additional needs, including investor relations and other administrative functions, and may staff further with employees as we expand activities and bring new projects online. We are negotiating managed services contracts with top vendors to utilize their employees and expertise in data management to negate the need to initially expand a large BluSky AI’s staff with growth.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts arising from any patents. trademarks, or royalty agreements.

Company Information

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov. Further information about the Company may be found at its website: www.bluskyaidatacenters.com. The Company makes available its filings to investors, free of charge, on this website.

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

One of the primary risks comes from its reliance on modular data center providers. Any disruptions in the supply chain, such as delays in manufacturing, installation, or shipping, could affect deployment schedules. Furthermore, standardization challenges across different jurisdictions may require design adjustments, increasing both costs and deployment times. The need for specialized equipment, such as liquid cooling systems for high-performance AI workloads, also introduces compatibility risks with various modular providers. Another significant risk revolves around the GPU supply chain and performance. GPUs are essential for BluSky AI’s high-performance computing infrastructure, particularly for AI and machine learning workloads. However, the global semiconductor supply chain remains volatile, with shortages, geopolitical restrictions, and high demand from cloud and AI companies impacting availability and pricing. BluSky AI’s dependence on a few major GPU manufacturers, such as NVIDIA and AMD, increases procurement risks, as delays or price hikes from these suppliers can directly affect operational costs and scalability.

We rely on the existing U.S. energy grid.

Additionally, there are risks related to the U.S. energy grid. The growing demand for data centers, combined with aging energy infrastructure in some regions, poses a risk to BluSky AI’s ability to secure reliable power for its facilities. Regulatory restrictions on energy consumption and sustainability requirements may also affect site selection and operational costs. Power-intensive AI workloads require stable energy supplies, and any potential grid instabilities could necessitate costly backup solutions, such as on-site renewables or energy storage systems. For BluSky AI’s government contracts, any portion of its business tied to these agreements may be subject to renegotiation of profits or termination at the government’s discretion. Changes in federal or state regulations, budget reallocations, or shifts in policy could impact existing agreements, and government contracts often include termination clauses, meaning the government can end agreements without cause, potentially leading to financial losses. Additionally, the company must comply with evolving security and data protection requirements in government contracts, which may require additional investment in infrastructure and regulatory compliance measures.

We operate in a highly competitive and growing market.

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

Since our inception in 2007, we have incurred operating losses. As of December 31, 2025, our accumulated deficit since inception was $34,378,880. We have substantial current obligations and at December 31, 2025, we had $3,416,051 of current liabilities as compared to $1,122,661 of current assets. During the year ending December 31, 2025, we have been able to raise minimal capital, and we have minimal cash on hand. Accordingly, the Company does not have sufficient cash resources or current assets to pay its current obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants, and advisors as payment for goods and services.

Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial turmoil in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, which is further described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2025. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

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

“Powered land” in the context of data centers refers to land that is pre-equipped with a committed power infrastructure, often including a signed agreement with a utility provider. This ensures that the site has a guaranteed power load available, typically ranging from 50 to 1000 MW, before construction begins. Such arrangements significantly reduce delays and risks associated with securing power during the development phase.

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

BluSky AI’s reliance on cutting-edge AI compute technology, including quantum encryption and advanced GPU chip technology, exposes the company to the risk of rapid technological obsolescence. New developments by competitors or unforeseen technical challenges may render current solutions less competitive or require significant reinvestment.

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

We face advanced security requirements and risks due to cybersecurity and data protection regulations.

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

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2025, and our related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2025, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. This could make it more difficult to raise capital in the future.

Risks Associated with Our Common Stock

Trading on the Over-the-Counter markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCID Basic Market tier of the OTC Link ATS (alternative trading system), the over-the-counter markets administered by OTC Markets Group, Inc., under the symbol “BSAI,” but the common stock is currently not eligible for proprietary broker-dealer quotations. Trading in stock quoted on over-the-counter markets is often thin, volatile, and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Over-the-Counter markets are not a stock exchange, and trading of securities on the over-the-counter markets is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, NYSE American stock exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

Our shares have recently been classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on broker-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

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

ITEM 1C. CYBERSECURITY

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

1. Physical Security:

●	Access Control: Only authorized personnel are allowed access to specific areas of the data center, often using biometric scanners, keycards, and PIN codes.
●	Surveillance: CCTV cameras and motion sensors monitor the premises around the clock, deterring unauthorized access and identifying suspicious activities.
●	Security Personnel: Trained security guards patrol the perimeter and inside the building, ensuring 24/7 protection.
●	Perimeter Security: Fencing, security gates, and other measures restrict access to the data center facility.
●	Key Management: Strict procedures are in place for issuing, controlling, and auditing physical keys, ensuring they are not lost or misused.

2. Cybersecurity:

●	Firewalls and Intrusion Detection Systems: These technologies monitor network traffic and block unauthorized access, protecting against cyberattacks.
●	Data Encryption: Sensitive data is encrypted both in transit and at rest, making it unreadable to unauthorized parties.
●	Network Segmentation: Isolating different parts of the network to prevent the spread of malware and other threats.
●	Security Operations Centers (SOCs): Dedicated teams monitor the data center for security incidents and respond to threats in real-time.
●	Vulnerability Management: Regular assessments and patching of systems and software to address security vulnerabilities.
●	Compliance: Adherence to industry standards and regulations, such as PCI DSS for processing payment card information.
●	Remote Security Management: Cloud-based security management systems enable staff to monitor and manage security remotely from secure devices.
●	Secure Building Management Systems: Securing access to remote technicians who maintain the building, and ensuring that the systems that manage the building are also secured.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

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

ITEM 2. PROPERTIES

Corporate Headquarters

We currently maintain our corporate offices at 5330 South 900 East, Suite 280, Murray, Utah, 84117, in the Salt Lake City area. During the year ended December 31, 2025, we paid monthly rent of approximately $1,557 for use of the corporate office.

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

On or about March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants”), seeking damages in an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). The complaint was filed in the United States District Court for the District of Utah, Central Division (Case No. 2:24-cv-00171-TS-CMR, the “Case”). On February 4, 2026, the Company and the Defendants entered into a settlement agreement resolving all disputes in connection with the Sale. Under the settlement, the parties agreed to a mutual dismissal with prejudice of all claims, counterclaims, and causes of action asserted or that could have been asserted in the Case or in any other forum. As part of the settlement, the parties executed a mutual general release of all claims and potential claims against the other parties and their affiliates.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCID Basic Market tier of the OTC Link ATS (alternative trading system), the over-the-counter markets administered by OTC Markets Group, Inc., under the trading symbol “BSAI,” but the Company’s stock is not eligible for proprietary broker-dealer quotations. We cannot assure you that there will be a market in the future for our common stock.

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

Holders

As of March 19, 2026, there were 1,505 holders of record of our common stock and one holder of record for our preferred stock.

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

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D’Ambrosio, is also the Company’s CEO. DAM assigned to the Company its exclusive right to utilize solar and grid-interconnected power at a data center project located in the Milford area of Beaver County, Utah. In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM. The Company had this solar power asset valued by a valuation specialist. Per this valuation, the solar power asset was valued at $1,289,309.

In August and September 2025, the Company raised $1,735,000 through a Reg D campaign from 13 lenders. These notes had a 15.0% interest rate and matured in 12 months. These notes had a mandatory conversion feature if the Company’s common stock traded above $8.00. In mid-August 2025, the Company’s common stock traded above the mandatory conversion price, so all notes were automatically converted into 433,750 shares of common stock at $4.00 per share. The Company recognized a loss on extinguishment of debt of $2,103,750 on these conversions.

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

On October 31, 2025, the Company issued 5,000 restricted shares of Common Stock to an individual for services rendered at the market price of $4.06 per share for a total value of $20,300.

On December 12, 2025, the Company issued 13,441 shares of Common Stock to a lender on a Reg D convertible note payable. These shares were valued at $5.66 per share for a total of $76,077. The Company recognized a loss on extinguishment of debt of $26,077 on this conversion.

On December 15, 2025, the Company issued 2,500 restricted shares of Common Stock to an individual for services rendered at the market price of $6.20 per share for a total value of $15,500.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview

BluSky AI Inc., is a pioneering company in AI-driven data center solutions, combining innovation with regulatory compliance and sustainability. The Company is a Neocloud with plans to offer rapidly scalable pre-fabricated modular data centers specializing in artificial intelligence/machine learning (AI/ML) providing high-performance computing infrastructure, strategic site selection, and operational risk management. The company is dedicated to delivering state-of-the-art infrastructure and solutions tailored to meet the demands of modern AI applications and computational workloads in an environment where computational demands are accelerating twofold every 9 months. The Company operates with a focus on innovation, scalability, and environmental sustainability.

Previously known as Inception Mining Inc., the company underwent a significant transformation and rebranding in March 2025 to align with its new strategic direction. This change reflects BluSky AI Inc.’s commitment to advancing technology and providing unparalleled services in the data center industry. The Company is headquartered in Salt Lake City, Utah.

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

Current Operations

The Company is focused on artificial intelligence compute infrastructure and participating in the dynamic and expanding AI industry predicted to be $1.81 trillion by 2030 by Grandview Research. The Company has plans to grow its AI operations organically within the Company. BluSky AI was established by drawing on extensive industry expertise, insights from outside experts, and a careful evaluation of current conditions in the data center markets. The innovative concept is built around a pre-fabricated modular design that may leverage existing power infrastructure. BluSky AI plans to develop multiple data center sites across various U.S. jurisdictions, with artificial intelligence (AI) focus, specifically targeting facilities with the ability to develop power capacity or utilize existing power capacities. This strategy enables a faster time to market, scalable deployment, and a cost-effective approach that meets the evolving needs of AI and the high compute data center market.

BluSky AI plans to revolutionize the artificial intelligence compute landscape by addressing the immediate global supply shortage with a cutting-edge, turnkey solution called SkyMods. Our strategy centers on rapidly deployable, plug-and-play, pre-fabricated modular compute centers on powered land assets—sites that already possess permitted energy infrastructure. This approach not only accelerates time to market but also positions BluSky AI as a premier AI compute infrastructure provider dedicated to meeting the surging demand for advanced AI services.

Results of Operations

Year ended December 31, 2025 compared to the year ended December 31, 2024

We had a net loss of $4,515,516 for the year ended December 31, 2025, which was $3,565,734 more than the net loss of $949,782 for the year ended December 31, 2024. This change in our results over the two periods is primarily the result of an increase in general and administrative expenses of $2,145,511, decrease in interest expense of $344,059 and an increase in loss on extinguishment of debt of $1,962,881. The following table summarizes key items of comparison and their related increase (decrease) for the years ended December 31, 2025 and 2024.

	Years Ended December,		Increase/
	2025	2024	(Decrease)
General and Administrative	$2,665,889	$520,378	$2,145,511
Depreciation and Amortization Expenses	-	727	(727)
Total Operating Expenses	2,665,889	521,105	2,144,784
Income (Loss) from Operations	(2,665,889)	(521,105)	(2,144,784)
Other Income (expense)	96	-	96
Interest Income	15,590	-	15,590
Change in Derivative Liabilities	182,394	196,321	(13,927)
Initial Derivative Expense	-	(193,582)	193,582
Loss on Disposal of Property, Plant and Equipment	-	(2,531)	2,531
Loss on Extinguishment of Debt	(1,975,924)	(13,043)	(1,962,881)
Interest Expense	(71,783)	(415,842)	344,059
Income (Loss) from Operations Before Taxes	(4,515,516)	(949,782)	(3,565,734)
Provision for Income Taxes	-	-	-
Net Income (Loss)	$(4,515,516)	$(949,782)	$(3,565,734)

Operating Expenses

Operating expenses for the years ended December 31, 2025 and 2024 were $2,665,889 and $521,105, respectively. The increase in operating expenses for 2025 compared to 2024 were comprised primarily of an increase in consulting fees and investor relations expenses.

Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2025 and 2024 were ($1,849,627) and ($428,677), respectively. For the year ended December 31, 2025, other income (expenses) was comprised primarily of $182,394 for change in derivative liability, ($1,975,924) for loss on extinguishment of debt and ($71,783) for interest expense. For the year ended December 31, 2024, other income (expenses) was comprised primarily of $196,321 for change in derivative liability, ($193,582) in initial derivative expenses, ($13,043) for loss on extinguishment of debt and ($415,842) for interest expense.

Net Loss

Net loss for the year ended December 31, 2025 was $4,515,516 while the net loss for the year ended December 31, 2024 was $949,782.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2025, reflects current assets of $1,122,661. As we had cash in the amount of $960,436 and a working capital deficit in the amount of $2,293,390 as of December 31, 2025, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	December 31, 2025	December 31, 2024
Current assets	$1,122,661	$-
Current liabilities	3,416,051	3,346,850
Working capital deficit	$(2,293,390)	$(3,346,850)

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $34,378,880. In addition, there is a working capital deficiency of $2,293,390 and a stockholder’s deficiency of $930,493 the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Years Ended December 31,
	2025	2024
Net Cash Provided by (Used in) Operating Activities	$(1,156,258)	$(127,139)
Net Cash Provided by (Used in) Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	2,116,694	127,137
Net Increase (Decrease) in Cash	$960,436	$(2)

Operating Activities

Net cash flow used in operating activities during the year ended December 31, 2025, was $1,156,258, an increase of $1,029,119 from the $127,139 net cash used in operating activities during the year ended December 31, 2024. This decrease is mostly due to the net loss in 2025 versus the net loss in 2024.

Investing Activities

Cash used in investing activities during the year ended December 31, 2025, was $0, a change of $0 from the $0 net cash used during the year ended December 31, 2024. This change was due to no new investments.

Financing Activities

Financing activities during the year ended December 31, 2025, provided $2,116,694, an increase of $1,989,557 from the $127,137 provided by financing activities during the year ended December 31, 2024. During the year ended December 31, 2025, the company received $362,906 in notes payable from related parties, $1,885,000 in convertible notes payable and made payments of $131,212 in cash on notes payable – related parties. During the year ended December 31, 2024, the company received $174,396 in notes payable from related parties, $150,000 in convertible notes payable, made payments of $98,475 in cash on notes payable – related parties, and payments of $98,784 in cash on convertible notes.

Critical Accounting Policies and Estimates

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2025, the Company recorded a net loss of $4,515,516 and used $1,156,258 in cash from operating activities. The Company has an accumulated net loss since inception of $34,378,880. In addition, there is a working capital deficiency of $2,293,390 and a stockholder’s deficiency of $930,493 as of December 31, 2025. These factors among others indicate that the Company may be unable to continue as a going concern for one year from the issuance of these financial statements.

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

At December 31, 2025, the Company marked to market the fair value of the debt derivatives and determined a fair value of $14,516. The Company recorded a gain from change in fair value of debt derivatives of $182,394 for the year ended December 31, 2025. The fair value of the embedded derivatives was determined using the Monte Carlo Valuation Model. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 100.0%, (2) weighted average risk-free interest rate of 3.47% and (3) expected life of 0.80 – 1.00 years.

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expired in August 2024 and is now a month-to-month lease. The Company made cash payments of $18,006 and $22,484 for the years ended December 31, 2025 and 2024, respectively on this lease. The Company incurred rent expense of $18,006 and $22,484 for the years ended December 31, 2025 and 2024, respectively.

On July 11, 2025, the Company entered into a Ground Lease with an Option to Purchase (the “Lease”) with Wild Mustang Ventures LLC, a Wyoming limited liability company (the “Landlord”), through which the Company leased 51.6 acres in Milford, Utah (the “Milford Land”) for a two-year term. The base rent is $90,000 annually, which shall accrue until the earlier of the expiration of the lease or until the Company exercises its option to purchase the Milford Land. The Lease contains standard other provisions and includes a mutual indemnification clause which requires that the parties indemnify each other except in the case of gross negligence or willful misconduct. The Company made cash payments of $0 and $0 for the years ended December 31, 2025 and 2024, respectively for this lease. The Company incurred rent expense of $45,000 and $0 for the years ended December 31, 2025 and 2024, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report, beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees and due to reasons listed below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on our evaluation and the material weaknesses described below, management concluded that the Company’s internal controls were not effective based on financial reporting as of December 31, 2025, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties. Management of the Company believes that these material weaknesses are due to the small size of the Company’s management and accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future and the internal controls may continue to be not effective, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2025, are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended December 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our Bylaws state that our authorized number of directors shall be one or more and shall be set by resolution of our Board of Directors. We currently have two directors.

Our current directors and officers are as follows:

Name and Business Address	Age	Position

Trent D’Ambrosio	60	CEO, CFO and Director

Whit Cluff	74	Director

Dan Gay	64	COO and Director

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

Dan Gay, Chief Operating Officer and Director

Mr. Gay brings over 30 years of experience in data center innovation, enterprise IT strategy, and AI-driven technologies to the Board. Since 2023, Mr. Gay has served as the Fractional Chief Marketing and Sales Officer for Catapult Solutions. From 2018 to 2023, Mr. Gay served as the Chief Marketing and Sales Officer for BlockCerts Blockchain. He also served as the VP and Chief Marketing Officer for iThrive Health from 2010-2016. Other noteworthy roles include the Director of National Accounts and the Director of Small Business for MCI, as the Vice President of Sales for Qwest, and the Chief Marketing Officer of Montana Power. He received a Bachelor of Science degree in Marketing and Advertising from Arizona State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2025, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2024, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2025, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except that Trent D’Ambrosio’s and Dan Gay’s Form 4’s were filed late.

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

Summary Executive Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)	($)	($)
Trent D’Ambrosio, Chief Executive Officer, Chief Financial Officer,	2025	300,000	-	200,500	(2)	-	-	-	-	500,500
President, Secretary, and Director	2024	300,000	-	-		-	-	-	-	300,000

Whit Cluff,	2025	-	-	40,100	(3)	-	-	-	-	40,100
Director	2024	-	-	-		-	-	-	-	-

Dan Gay,	2025	65,000	-	102,000	(4)	-	-	-	-	167,000
Chief Operating Officer and Director	2024	-	-	-		-	-	-	-	-

(1)	Mr. D’Ambrosio’s employment agreement entitles him to a salary of $300,000 per year. However, the Company did not pay him that full amount during fiscal years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, he was paid $0, and the Company recorded $300,000 as deferred salary payable in each fiscal year.
(2)	Consists of 500,000 shares on June 10, 2025.
(3)	Consists of 100,000 shares on June 10, 2025.
(4)	Consists of 200,000 shares on April 1, 2025.

Employment Agreements

The Company previously entered into multiple employment agreements with its Chief Executive Officer, Trent D’Ambrosio. In 2019, it entered into another employment agreement with Mr. D’Ambrosio that was effective as of April 1, 2019, and provided for compensation of $300,000 annually. The agreement was effective for 60 months. The agreement was renewed February 2023, and then again in December 2024, as described below. These employment agreements provide for Mr. D’Ambrosio to be receive benefits and an optional annual bonus to be determined by the Board of Directors of the Company.

On or about December 1, 2024, the Company entered into an Amended and Restated Employment Agreement, dated as of December 1, 2024, between the Company and Mr. D’Ambrosio. This agreement amended and restated in full the prior employment agreements entered into between the Company and Mr. D’Ambrosio in April 2019, and it superseded all other agreements between the parties, including a February 25, 2013 employment agreement that was later amended in part on August 1, 2015, and any other prior employment agreements.

On or about April 1, 2025, the Company entered into a consulting agreement with Dan Gay, the Company’s Chief Operating Officer, pursuant to which Mr. Gay provided advisory, business development, and operational restructuring services to the Company, and was to be compensated $5,000 per month and be issued 200,000 shares of Company common stock. On or about September 1, 2025, the Company entered into a new consulting agreement with Mr. Gay, pursuant to which Mr. Gay’s base compensation was increased to $10,000 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables list, as of March 19, 2026, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership‚ concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 24,992,505 shares of our common stock issued and outstanding as of March 31, 2026. Unless otherwise indicated, the address of each person listed is c/o BluSky AI, Inc., 5330 South 900 East, Suite 280, Murray, UT 84117.

		Amount and
		Nature of
	Title of	Beneficial		Percent of
Name and Address of Beneficial Owner	Class	Ownership (1)		Class (2)

Trent D’Ambrosio	Common Stock	20,476,799	(3)	81.9%
Trent D’Ambrosio	Series A Preferred Stock	51	(4)	100%
Whit Cluff	Common Stock	264,730	(5)	1.1%
Dan Gay	Common Stock	400,000	(6)	1.6%
All Officers and Directors as a Group	Common Stock	21,141,529		84.6%
All Officers and Directors as a Group	Series A Preferred Stock	51		100%

(1)	Percentage of ownership is based on 24,992,505 shares of common stock outstanding as of March 31, 2026. The number and percentage of shares beneficially owned is determined under the rules of the SEC and the ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

(3)	Consists of (i) 369,328 shares of common stock held directly in Trent D’Ambrosio’s name, (ii) 32,609 shares held in the name of Debra D’Ambrosio, Trent D’Ambrosio’s spouse, and (iii) 20,074,862 shares held in the name of Digital Asset Medium LLC, which is controlled by Trent D’Ambrosio.

(4)	Consists of 51 shares of Series A Preferred Stock held directly in Trent D’Ambrosio’s name.

(5)	Consists of (i) 243,158 shares held directly by Whit Cluff, (ii) 16,429 shares held in the name of Fran Rich, Whit Cluff’s spouse, and (iii) 5,143 shares held in the name of the Cluff-Rich 401K, which is controlled by Whit Cluff and his spouse.

(6)	Consists of 400,000 shares held directly in Dan Gay’s name.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, we have no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with stockholder/director Trent D’Ambrosio. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of December 31, 2025, there is $1,386,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable –The Company took one short-term note payable from Debra D’Ambrosio, an immediate family member related party and one short-term note payable from Digital Asset Medium, LLC, an affiliate of a director, during the year ended December 31, 2025. The Company received $362,906 in cash from related parties, made payments of $131,978 in cash to related parties and $125,000 was paid directly to another lender to settle their outstanding notes (See Notes 8 and 9 for more details).

Accounts Payable –Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of December 31, 2025, there is $25,722 in accounts payable and accrued liabilities.

On June 10, 2025, the Company issued 500,000 restricted shares of Common Stock to Trent D’Ambrosio for services rendered at the market price of $0.401 per share for a total value of $200,500.

On June 10, 2025, the Company issued 100,000 restricted shares of Common Stock to Whit Cluff for services rendered at the market price of $0.401 per share for a total value of $40,100.

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D’Ambrosio, is also the Company’s CEO (see Note 5). In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM. The Company used a large block stock valuation model to value this stock issuance, which resulted in a valuation of $9,800,000. The solar power asset, which was reviewed by a valuation specialist, was valued at $1,289,309. The difference of $8,510,691 has been treated as a deemed dividend by the Company. Normally, this dividend would be recorded in retained earnings. However, the Company has a negative retained earnings balance, so the difference was recorded against additional paid-in capital.

Director Independence

Our securities are quoted on the OTC Markets, which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Parents of the Smaller Reporting Company

We have no parents.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2025 and 2024:

Fee Category	2025	2024
Audit Fees	$107,538	$55,250
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$107,538	$55,250

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the year ended December 31, 2025 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form S-1 filed October 31, 2007)

3.2	Certificate of Amendment, effective March 5, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 10, 2010)

3.3	Certificate of Amendment, effective June 23, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 28, 2010)

3.4	Articles of Merger, effective May 17, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 20, 2013)

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to Form S-1 filed October 31, 2007)

10.1	Employment Agreement with Trent D’Ambrosio (incorporated by reference to Exhibit 10.14 to Form S-1 filed June 3, 2019)

10.2	Note Purchase Agreement (incorporated by reference to Exhibit 10.15 to Form S-1 filed June 3, 2019)

10.3	Senior Secured Redeemable Convertible Note (incorporated by reference to Exhibit 10.16 to Form S-1 filed June 3, 2019)

10.4	Warrant (incorporated by reference to Exhibit 10.17 to Form S-1 filed June 3, 2019)

10.5	Settlement Agreement with Antilles Family Office, LLC dated January 18, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 25, 2023)

10.6	Letter of Intent with Mother Lode Mining, Inc. effective as of January 24, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2023)

10.7	Acquisition and Power Assignment Agreement with Digital Asset Management, LLC (incorporated by reference to Exhibit 10.7 to Form 1-A filed February 11, 2026)

10.8	Consulting Agreement with Dan Gay dated April 1, 2025 (incorporated by reference to Exhibit 10.8 to Form 1-A filed February 11, 2026)

10.9	Consulting Agreement with Dan Gay dated September 1, 2025 (incorporated by reference to Exhibit 10.9 to Form 1-A filed February 11, 2026)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUSKY AI, INC.

Date: March 31, 2026	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Trent D’Ambrosio
Trent D’Ambrosio	Director	March 31, 2026

/s/ Dan Gay
Dan Gay	Director	March 31, 2026

/s/ Whit Cluff
Whit Cluff	Director	March 31, 2026

BLUSKY AI, INC.

(fka INCEPTION MINING, INC.)

CONTENTS

PAGE	F-2	REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM (PCAOB ID: 3627)

PAGE	F-4	BALANCE SHEETS AS OF DECEMBER 31, 2025 AND 2024

PAGE	F-5	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

PAGE	F-6	STATEMENT OF STOCKHOLDERS’ DEFICIT

PAGE	F-7	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

PAGES	F-8 – F-22	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of BluSky AI Inc., formerly known as Inception Mining, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BluSky AI Inc., formerly known as Inception Mining, Inc. (“the Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Solar Power Asset

Description of the Matter

As described in Note 6 to the financial statements, on July 7, 2025, the Company entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company whose managing member is also the Company’s Chief Executive Officer. Under the Agreement, DAM assigned to the Company its exclusive right to utilize 9.3 megawatts of solar and grid-interconnected power at a data center project in Beaver County, Utah, at DAM’s existing cost of $0.068 per kilowatt-hour for the estimated 20-year life of the project. In exchange, the Company issued 20,000,000 shares of its restricted common stock to DAM.

Auditing the valuation of this intangible asset was especially challenging and required a high degree of subjective auditor judgment, given the common control nature of the transaction and the subjectiveness of the model used to value the asset, as well as the judgment required in determining the inputs to the discounted cash flow model and the fair value of the shares issued as consideration.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the solar power intangible asset included, among others, evaluating the appropriateness of the Company’s accounting framework, including its determination that the agreement represents a finite-lived intangible asset under ASC 350, that fair value measurement was appropriate given the absence of a historical cost basis at DAM, and that the excess consideration should be characterized as a deemed dividend. We assessed the related-party and common control aspects of the transaction and evaluated management’s rationale for each significant accounting conclusion.

With respect to the fair value measurements, we assessed the professional qualifications and independence of the Company’s valuation specialist, in evaluating the reasonableness of the valuation methodology, significant assumptions, and calculations underlying the fair value of the intangible asset and the restricted shares issued.

Our procedures in this area included, among others:

■	Evaluated the appropriateness of the income approach (discounted cash flow method) used to value the intangible asset and assessed whether the methodology was consistent with the fair value standard under U.S. GAAP and appropriate for the nature of the agreement.

■	Tested and/or confirmed sources for the significant assumptions used in the discounted cash flow model, including projected electricity market pricing, expected energy production volumes and degradation rates, the assumed data center operational start date, and the discount rate, by comparing them to available market data, industry information, and the terms of underlying agreements.

■	Assessed the reasonableness of the fair value concluded for the restricted shares, including evaluation of the base share price, assessment of a reasonable blockage discount, and assessment of a reasonable discount for lack of marketability, considering appropriate fair value methodologies, trading history, share restrictions under Rule 144, and relevant market data.

■	Evaluated the Company’s qualitative impairment assessment as of December 31, 2025, and the reasonableness of management’s conclusion that no impairment indicators existed during the period from acquisition through year-end.

■	Reviewed the financial statement disclosures related to the intangible asset, the related-party transaction, the deemed dividend, and the fair value measurement for completeness and consistency with applicable accounting standards.

Professionals with specialized skills and knowledge were utilized by the Firm to assist in the testing of the value of the intangible solar power asset, the restricted shares issued, and the resulting implied deemed dividend.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2015.

Draper, UT

March 31, 2026

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$960,436	$-
Prepaid expenses and other current assets	117,225	-
Other current assets	45,000	-
Total Current Assets	1,122,661	-

Solar power asset	1,289,309	-
Right of use operating lease asset	255,699	-
Other assets	531	531
Total Assets	$2,668,200	$531

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,773,808	$1,745,787
Accrued interest - related parties	9,512	30,310
Operating lease liability	118,057	-
Note payable	60,000	125,000
Notes payable - related parties	1,349,455	992,761
Convertible notes payable - net of discount	90,703	266,450
Derivative liabilities	14,516	186,542
Total Current Liabilities	3,416,051	3,346,850

Operating lease liability, net of current portion	182,642	-
Total Liabilities	3,598,693	3,346,850

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 24,978,811 and 2,659,773 shares issued and outstanding at December 31, 2025 and 2024, respectively	250	27
Additional paid-in capital	33,448,136	26,517,017
Accumulated deficit	(34,378,880)	(29,863,364)
Total Stockholders’ Deficit	(930,493)	(3,346,319)
Total Liabilities and Stockholders’ Deficit	$2,668,200	$531

See accompanying notes to the financial statements.

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Statements of Operations

	For the Years Ended
	December 31, 2025	December 31, 2024
Operating Expenses
General and administrative	$2,665,889	$520,378
Depreciation and amortization	-	727
Total Operating Expenses	2,665,889	521,105
Loss from Operations	(2,665,889)	(521,105)

Other Income/(Expenses)
Other income (expense)	96	-
Interest income	15,590	-
Change in derivative liability	182,394	196,321
Gain (loss) on extinguishment of debt	(1,975,924)	(13,043)
Initial derivative expense	-	(193,582)
Loss on disposal of property, plant and equipment	-	(2,531)
Interest expense	(71,783)	(415,842)
Total Other Income/(Expenses)	(1,849,627)	(428,677)

Net Loss from Operations before Income Taxes	(4,515,516)	(949,782)
Provision for Income Taxes	-	-
Net Loss	(4,515,516)	(949,782)
Deemed Dividend	(8,510,691)	-
Net Loss attributable to Shareholders	$(13,026,207)	$(949,782)

Net loss per share - Basic and Diluted	$(0.96)	$(0.36)
Weighted average number of shares outstanding during the period - Basic and Diluted	13,552,871	2,647,513

See accompanying notes to the financial statements.

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Statement of Stockholders’ Deficit

	Preferred stock		Common stock		Additional		Total
	($0.00001Par)		($0.00001Par)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2023	51	$1	2,638,903	$26	$26,491,974	$(28,913,582)	$(2,421,581)
Shares issued with extinguishment of debt	-	-	20,870	1	25,043	-	25,044
Net loss for the Year	-	-	-	-	-	(949,782)	(949,782)
Balance, December 31, 2024	51	1	2,659,773	27	26,517,017	(29,863,364)	(3,346,319)
Rounding shares issued with reverse split	-	-	5,432	-	-	-	-
Shares issued for services	-	-	1,833,000	18	1,531,882	-	1,531,900
Shares issued for conversion of notes payable	-	-	458,191	4	3,980,603	-	3,980,607
Shares issued for conversion of accrued liabilities	-	-	22,415	1	129,525	-	129,526
Shares issued for power purchase agreement	-	-	20,000,000	200	1,289,109	-	1,289,309
Net loss for the Year	-	-	-	-	-	(4,515,516)	(4,515,516)
Balance, December 31, 2025	51	$1	24,978,811	$250	$33,448,136	$(34,378,880)	$(930,493)

See accompanying notes to the financial statements.

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Statements of Cash Flows

	For the Years Ended
	December 31, 2025	December 31, 2024
Cash Flows From Operating Activities:
Net Loss	$(4,515,516)	$(949,782)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization expense	-	727
Common stock issued for services	1,531,900	-
Loss on disposition of property, plant and equipment	-	2,531
(Gain) loss on extinguishment of debt	1,975,924	13,043
Change in derivative liability	(182,394)	(196,321)
Default penalty additions	-	119,734
Expenses paid in behalf of the company by related party	-	15,327
Amortization of right-of-use asset	36,528	9,595
Amortization of debt discount	1,071	219,961
Initial derivative expense	-	193,582
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,474)	10,000
Other assets	(154,750)	-
Accounts payable and accrued liabilities	94,609	404,154
Operating lease liabilities	8,472	-
Accounts payable and accrued liabilities - related parties	55,372	30,310
Net Cash Used In Operating Activities	(1,156,258)	(127,139)

Cash Flows From Investing Activities:
Net Cash Provided By Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(131,212)	(98,475)
Repayment of convertible notes payable	-	(98,784)
Proceeds from notes payable-related parties	362,906	174,396
Proceeds from convertible notes payable	1,885,000	150,000
Net Cash Provided by Continuing Financing Activities	2,116,694	127,137
Net Change in Cash	960,436	(2)
Cash at Beginning of Period	-	2
Cash at End of Period	$960,436	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$11,074
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$4,110,133	$25,043
Common stock issued for power purchase agreement	$1,289,309	$-
Origination of operating lease	$292,227	$-
Accounts payable issued for settlement of note payable	$10,000	$-
Recognition of debt discounts on convertible notes payable	$10,368	$179,800
Note payable issued to related party for settlement of convertible note payable	$125,000	$-

See accompanying notes to the financial statements.

Blusky AI, Inc.

(fka Inception Mining, Inc.)

Notes to Financial Statements

As of December 31, 2025 and 2024

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

Following the divestiture of the Clavo Rico mine, the Company operated as a consultant and advisor to the mining industry, including to MLM, the new owner of the Clavo Rico mine, through 2025.

The Company is currently focused on artificial intelligence compute infrastructure and participating in the dynamic and expanding AI industry. BluSky AI plans to develop multiple data center sites across various U.S. jurisdictions, with artificial intelligence (AI) focus, specifically targeting facilities with the ability to develop power capacity or utilize existing power capacities.

2. Summary of Significant Accounting Policies

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2025, the Company has an accumulated deficit of $34,378,880, a working capital deficit of $2,293,390 and used $1,156,258 in cash for operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are issued.

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

Use of Estimates – In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenditures during the reported periods. Actual results could differ materially from those estimates. Estimates may include those pertaining to valuation of the estimated useful lives and valuation of properties, plant and equipment, solar power asset, deferred tax assets, convertible preferred stock, derivative assets and liabilities, stock-based compensation and payments, and contingent liabilities.

Basis of Presentation – The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents – The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2025 and December 31, 2024, the Company had no cash equivalents. The aggregate cash balance on deposit in these accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. As of December 31, 2025, the Company had $710,436 in excess of the insured amounts in its accounts. The Company has never experienced any losses in such accounts.

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

The fair value of financial instruments on December 31, 2025 are summarized below:

	Level 1	Level 2	Level 3	Total
Debt derivative liabilities	$-	$-	$14,516	$14,516
Total Liabilities	$-	$-	$14,516	$14,516

The fair value of financial instruments on December 31, 2024 are summarized below:

	Level 1	Level 2	Level 3	Total
Debt derivative liabilities	$-	$-	$186,542	$186,542
Total Liabilities	$-	$-	$186,542	$186,542

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

Notes Receivable – Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of December 31, 2025 and 2024, notes receivable balances include amounts the Company believed were due from Mother Lode Mining, Inc. (“MLM”) in the amounts of $2,219,442, net of reserves of $2,219,442 pursuant to an LOI (see Note 4 – Note Receivable). The Company filed suit to collect the note receivable amount in 2024, and on February 4, 2026, entered into a settlement agreement with MLM, which released MLM from any obligation to pay the Note Receivable amount.

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

Income (Loss) per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not anti-dilutive. 22,822 and 810,359 common share equivalents have been excluded from the diluted loss per share calculation for the years ended December 31, 2025 and 2024 because it would be anti-dilutive.

The following tables summaries the changes in the net earnings per common share for the years ended December 31, 2025 and 2024:

	For the Years Ended
Numerator	December 31, 2025	December 31, 2024
Net Loss	$(4,515,516)	$(949,782)
Gain on Extinguishment of Debt	-	-
Interest Expense	-	-
Loss on Conversion	-	-
Change in Derivative Liabilities	-	-
Deemed Dividend	(8,510,691)	-
Net Loss Attributable to Common Shareholders	$(13,026,207)	$(949,782)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	13,552,871	2,647,513
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	13,552,871	2,647,513

Diluted Net Loss per Share	$(0.96)	$(0.36)

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expired in August 2024 and is now a month-to-month lease. The Company made cash payments of $18,006 and $22,484 for the years ended December 31, 2025 and 2024, respectively on this lease. The Company incurred rent expense of $18,006 and $22,484 for the years ended December 31, 2025 and 2024, respectively.

On July 11, 2025, the Company entered into a Ground Lease with an Option to Purchase (the “Lease”) with Wild Mustang Ventures LLC, a Wyoming limited liability company (the “Landlord”), through which the Company leased 51.6 acres in Milford, Utah (the “Milford Land”) for a two-year term. If the Company does not purchase the land before the two year lease period is over, then it will automatically renew for an additional two years. The base rent is $90,000 annually, which shall accrue until the earlier of the expiration of the lease or until the Company exercises its option to purchase the Milford Land. The Lease contains standard other provisions and includes a mutual indemnification clause which requires that the parties indemnify each other except in the case of gross negligence or willful misconduct.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	December 31, 2025	December 31, 2024
Operating leases
Long-term right-of-use assets	$255,699	$-

Short-term operating lease liabilities	$118,057	$-
Long-term operating lease liabilities	182,642	-
Total operating lease liabilities	$300,699	$-

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Year Ending	Operating Leases
2026	$135,000
2027	90,000
2028	90,000
2029	45,000
Total lease payments	360,000
Less: Imputed interest/present value discount	(59,301)
Present value of lease liabilities	$300,699

The Company made cash payments of $0 and $0 for the years ended December 31, 2025 and 2024, respectively for this lease. The Company incurred rent expense of $45,000 and $0 for the years ended December 31, 2025 and 2024, respectively.

Recently Issued Accounting Pronouncements – From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

The Company adopted ASU 2023-09 – “Income Tax Disclosures” required for periods beginning after December 31, 2024. The Company has provided additional disclosures in the income tax footnote (see Note 12) as required.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2025:

Debt Derivative Liabilities
Balance, December 31, 2024	$186,542
Transfers in upon initial fair value of derivative liabilities	10,368
Change in fair value of derivative liabilities and warrant liability	(182,394)
Balance, December 31, 2025	$14,516

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

At December 31, 2025, the Company marked to market the fair value of the debt derivatives and determined a fair value of $14,516. The Company recorded a gain from change in fair value of debt derivatives of $182,394 for the year ended December 31, 2025. The fair value of the embedded derivatives was determined using the Monte Carlo Valuation Model. The Monte Carlo Valuation Model was based on the following assumptions: (1) expected volatility of 100.0%, (2) weighted average risk-free interest rate of 3.47% and (3) expected life of 0.80 – 1.00 years.

Based upon ASC 815-40, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

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

The purchase price for the sale of CMCS by the Company to MLM consisted of the following cash consideration (a) $204,200 was delivered by MLM to the Company on January 3, 2023 to pay outstanding debts owed by the Corporation; (b) $300,000 was delivered by MLM to the Company on January 5, 2023 to satisfy existing debts of the Company; (c) $100,000 was delivered by MLM to the Company on January 16, 2023; (d) $200,000 was delivered by MLM to the Company on January 17, 2023; (e) $1,200,000 was delivered by MLM to the Company on January 18, 2023, to pay a settlement amount for existing debt of the Company; (f) $500,000 was delivered by MLM to the Company on January 23, 2023, to satisfy existing debts of the Company; (g) $500,000 was delivered by MLM to the Corporation on January 24, 2023, to satisfy existing debts of the Corporation.

In addition to the amounts already delivered under the LOI, an additional amount of $2,700,000 was to be paid by MLM to the Company over a period of twenty-four (24) months (the “Monthly Payments”). The Monthly Payments were to be paid as follows: (i) $25,000 due March 1, 2023, (ii) $50,000 due on the first day of each of April, May and June 2023, and (iii) $100,000 due on the first day of each month for the following twenty months, until February 1, 2025, at which point all amounts due and payable under the LOI were to be paid in a final balloon payment. The Company received payments totaling $480,558, leaving an outstanding balance of $2,219,442 as of December 31, 2025. Outstanding balances and missed Monthly Payments were to be secured by a 10% net smelter royalty (NSR) on the Clavo Rico mine production until the Monthly Payments were delivered and the purchase price was paid in full. In addition to the Monthly Payments, the Company was to receive a carried forward net profits interest royalty (“NPI”) of 5% on the Clavo Rico mine production until the total NPI paid to the Company is $1,000,000, subject to limited conditions. The Company filed suit against MLM in 2024 to recover the outstanding balance, with litigation continuing throughout 2025. As collectability of the receivable was doubtful as a result of the dispute between the parties, the Company elected to create an allowance for doubtful collection of the note receivable for the full outstanding balance of $2,219,442 as of December 31, 2025.

On February 4, 2026, the Company and MLM entered into a settlement agreement resolving all disputes in connection with the LOI. Under the settlement, the parties agreed to a mutual dismissal with prejudice of all claims, counterclaims, and causes of action asserted or that could have been asserted in United States District Court for the District of Utah, Central Division, Case No. 2:24-cv-00171-TS-CMR, or in any other forum. As part of the settlement, the parties executed a mutual general release of all claims and potential claims against the other parties and their affiliates. Following the settlement, no further amounts are expected to be collected under the LOI.

The following table summarizes the note receivable of the Company as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Note Receivable from Mother Lode Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$2,219,442	$2,219,442
Less: Payments received	-	-
Total Note Receivable outstanding	2,219,442	2,219,442
Less: Allowance for Doubtful Note Receivable	(2,219,442)	(2,219,442)
Total Note Receivable	$-	$-

5. Properties, Plant and Equipment, Net

Properties, plant and equipment of continuing operations at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Machinery and Equipment	$-	$25,368
Office Equipment and Furniture	-	1,627
	-	26,995
Less Accumulated Depreciation	-	(24,464)
Less Loss on Disposal of Property, Plant and Equipment	-	(2,531)
Total Property, Plant and Equipment	$-	$-

During the years ended December 31, 2025 and 2024, the Company recognized depreciation expense of $0 and $727, respectively. During the year ended December 31, 2024, the Company disposed of its remaining property, plant and equipment and recognized a loss of $2,531.

6. Solar Power Asset

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D’Ambrosio, is also the Company’s CEO. DAM assigned to the Company its exclusive right to utilize solar and grid-interconnected power at a data center project located in the Milford area of Beaver County, Utah. In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM. The solar power asset was valued at $1,289,309 using a discounted cash flow model. This asset will not be placed into service until the Milford project has been built and is beginning to use power. Once this milestone has been achieved, the Company will begin amortizing the value of this asset over the remaining life of the agreement. Currently, there is no amortization expense or cash flows related to this asset.

7. Accounts Payable and Accrued Liabilities

Accounts Payable and accrued liabilities of continuing operations at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Accounts Payable	$243,179	$518,930
Accrued Interest Payable	143,841	-
Accrued Salaries and Benefits	1,386,788	1,226,857
Total Accrued Liabilities	$1,773,808	$1,745,787

8. Notes Payable

Notes payable were comprised of the following as of December 31, 2025 and 2024:

Notes Payable	December 31, 2025	December 31, 2024
Phil Zobrist	$60,000	$60,000
Antczak Polich Law LLC	-	65,000
Total Notes Payable	60,000	125,000
Less Short-Term Notes Payable	(60,000)	(125,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bore interest at 18% per annum. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 which was recorded as interest expense during the year ended December 31, 2015. The Note was convertible, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. The Note contains no default provisions. As of December 31, 2025, the gross balance of the note was $60,000 and accrued interest was $140,163. The Note is past its maturity date and is therefore in default.

Antczak Polich Law, LLC – On March 21, 2023, the Company issued an unsecured Promissory Note (“Note”) to Antczak Polich Law, LLC (“Antczak”), in the principal amount of $75,000 (the “Note”) and does not accrue interest. This note is due on December 31, 2023 and requires monthly payments of $10,000 starting July 2023 with any remaining balance paid in full by December 31, 2023. On September 30, 2025, the Company paid $10,000 towards the balance of this note and then Antczak elected to convert the remaining $55,000 into 11,000 shares of common stock valued at $65,780. The Company recognized a loss on extinguishment of debt of $10,780. As of December 31, 2025, the gross balance of the note was $0.

9. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of December 31, 2025 and 2024:

Notes Payable - Related Parties	Relationship	December 31, 2025	December 31, 2024
Cluff-Rich PC 401K	Affiliate - Controlled by Director	$51,000	$51,000
Whit Cluff	Director	837	15,327
Digital Asset Medium, LLC	Affiliate - Controlled by Director	480,000	-
Debra D’ambrosio	Immediate Family Member	422,618	531,434
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Shareholder	295,000	295,000
Total Notes Payable - Related Parties		1,349,455	992,761
Less Short-Term Notes Payable - Related Parties		(1,349,455)	(992,761)
Total Long-Term Notes Payable - Related Parties		$-	$-

Cluff-Rich PC 401K (Affiliate – Director) – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. There are no default provisions on this note. The Company issued 5,143 shares of common stock on February 1, 2023 as settlement for the accrued interest of $18,000. During the fiscal ended December 31, 2023, the Company made a payment of $9,000 towards the principal balance. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of December 31, 2025, the gross balance of the notes was $51,000.

Digital Asset Medium, LLC (Affiliate – Director) – On January 9, 2025, the Company formalized an unsecured Short-Term Promissory Notes to Digital Asset Medium, LLC in principal amounts totaling $480,000 (the “Note”), which bears interest at 15.00% per annum and matures on January 31, 2026. This lender directly paid $125,000 to settle the notes held by 1800 Diagonal Lending, LLC (see Note 9). On September 30, 2025, the Company issued 13,007 shares of common stock valued at $77,782 for the conversion of $29,129 of accrued interest and $35,908 of accounts payable. The Company recognized a loss on extinguishment of debt of $12,745. Effective September 30, 2025, the assessment of additional interest on the Note was suspended. As of December 31, 2025, the gross balance of the note was $480,000 and accrued interest was $0.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. There are no default provisions on this note. The Company issued 23,201 shares of common stock on February 1, 2023 as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of December 31, 2025, the gross balance of the note was $422,618 and accrued interest was $0.

D. D’Ambrosio (Immediate Family Member of Director) –During June through September, 2024, the Company received funds in the amount of $50,395. On October 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $50,395 (the “Note”), which bears a 5.00% interest rate and matures on October 31, 2025. During the year ended December 31, 2024, the Company made payments of $4,430 towards the principal balance. On August 5, 2025, the Company paid-off the balance of this note of $45,965. As of December 31, 2025, the gross balance of the note was $0 and accrued interest was $0.

D. D’Ambrosio (Immediate Family Member of Director) –During October through December, 2024, the Company received funds in the amount of $62,851. On November 1, 2024, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $62,851 (the “Note”), which bears a 15.00% interest rate and matures on November 30, 2025. During the year ended December 31, 2025, the Company paid $62,851 towards the balance of this note. As of December 31, 2025, the gross balance of the note was $0 and accrued interest was $0.

D. D’Ambrosio (Immediate Family Member of Director) –On January 1, 2025, the Company formalized an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $406 (the “Note”), which bears a 15.00% interest rate and matures on December 31, 2025. On September 1, 2025, the Company paid-off the balance of this note of $406. As of December 31, 2025, the gross balance of the note was $0 and accrued interest was $0.

On September 24, 2025, the Company issued 9,408 shares of common stock to D. D’Ambrosio valued at $51,744 for the accrued interest on all of the D. D’Ambrosio notes of $47,042 and recognized a loss on extinguishment of debt of $4,702.

Francis E. Rich (Immediate Family Member of Director) – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing and the Company issued 16,429 shares of common stock as settlement for the accrued interest of $57,500. There are no default provisions on this note. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of December 31, 2025, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC (Affiliate – Shareholder) – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing and the Company issued 32,929 shares of common stock as settlement for the outstanding accrued interest of $115,250. There are no default provisions on this note. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of December 31, 2025, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $15,327 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. There are no default provisions on this note. On July 16, 2025, the Company made a payment of $5,000 towards the balance of the note. On August 5, 2025, the Company made a payment of $10,256 towards the balance of the note and accrued interest of $766. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of December 31, 2025, the gross balance of the note was $837 and accrued interest was $0.

10. Convertible Notes Payable

Convertible notes payable were comprised of the following as of December 31, 2025 and 2024:

Convertible Notes Payable	December 31, 2025	December 31, 2024
1800 Diagonal Lending	$-	$266,450
Lowell Fuller	50,000	-
Robert Knoop	50,000	-
Total Convertible Notes Payable	100,000	266,450
Less Unamortized Discount	(9,297)	-
Total Convertible Notes Payable, Net of Unamortized Debt Discount	90,703	266,450
Less Short-Term Convertible Notes Payable	(90,703)	(266,450)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

1800 Diagonal Lending LLC– On January 23, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $63,250 (the “Note”) due on October 30, 2024 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $50,000 (less an original issue discount (“OID”) of $13,250). The Note is convertible into common stock, at holder’s option, at a 25% discount of the average of the three lowest trading price of the common stock during the 10 trading day period prior to conversion. During the nine months ended September 30, 2024, the Company paid $23,613 towards the principal balance of 21,083 and $2,530 in accrued interest. For the year ended December 31, 2024, the Company amortized $63,250 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal and interest of $40,480. On January 9, 2025, the Company negotiated a settlement on this note and the second note with the lender noted below and paid the note in full. As of December 31, 2025, the gross balance of the note was $0 and accrued interest was $0.

1800 Diagonal Lending LLC– On May 3, 2024, the Company issued an unsecured Convertible Promissory Note (“Note”) to 1800 Diagonal Lending, LLC (“1800”), in the principal amount of $116,550 (the “Note”) due on February 15, 2025 and bears 12% per annum interest, due at maturity. The total net proceeds the Company received was $100,000 (less an original issue discount (“OID”) of $16,550). The Note is convertible into common stock, at holder’s option, at a 35% discount of the lowest trading price of the common stock during the 10 trading day period prior to conversion. For the year ended December 31, 2024, the Company amortized $116,550 of debt discount to current period operations as interest expense. On June 4, 2024, the Company was notified by the lender that the note was in default. The Company recognized default penalties for principal and interest of $79,254. On January 9, 2025, the Company negotiated a settlement on this note and the note with the lender noted above and paid the note in full. As of December 31, 2025, the gross balance of the note was $0 and accrued interest was $0.

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

In August and September 2025, the Company raised $1,735,000 through a Reg D campaign from 13 lenders. These notes had a 15.0% interest rate and matured in 12 months. These notes had a mandatory conversion feature if the Company’s common stock traded above $8.00. In mid-August 2025, the Company’s common stock traded above the mandatory conversion price, so all notes were automatically converted into 433,750 shares of common stock at $4.00 per share. The Company recognized a loss on extinguishment of debt of $2,103,750 on these conversions.

From October through December 2025, the Company raised $150,000 through the Reg D campaign from 3 lenders. These notes had a 15.0% interest rate and matured in 12 months. These notes have a mandatory conversion feature if the Company’s common stock traded above $8.00. The number of shares of Common Stock to be issued upon each conversion of these Notes shall be determined by dividing the Conversion Amount by the Conversion Price, which is defined as equal to eighty percent (80%) multiplied by the average closing price of the Company’s Common Stock during the five (5) consecutive Trading Day period (the “Average Closing Price”) immediately preceding the Trading Day that the Company receives a Notice of Conversion. On December 12, 2025, one of these lenders elected to convert their note, and the Company issued 13,441 shares of common stock and valued at $76,077. The Company recognized a loss on extinguishment of debt of $26,077 on this conversion. As of December 31, 2025, the gross balance of the notes was $100,000 and accrued interest was $2,322.

11. Stockholders’ Deficit

Common Stock

On August 2, 2024 upon the conversion of $12,000 in existing debt owed to the shareholder that has been accrued, the Company issued 20,870 restricted shares of Common Stock to 1800 Diagonal Lending LLC.

On April 1, 2025, the Company issued 200,000 restricted shares of Common Stock to Dan Gay, a related party, for services rendered at the market price of $0.51 per share for a total value of $102,000.

On June 10, 2025, the Company issued 1,100,000 restricted shares of Common Stock to five individuals for services rendered at the market price of $0.401 per share for a total value of $441,100. With 600,000 shares issued to related parties.

On June 24, 2025, the Company issued 500,000 restricted shares of Common Stock to Wild Mustang Ventures, LLC, a related party, for services rendered at the market price of $1.60 per share for a total value of $800,000.

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D’Ambrosio, is also the Company’s CEO (see Note 5). In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM. The Company used a large block stock valuation model to value this stock issuance, which resulted in a valuation of $9,800,000. The solar power asset, which was reviewed by a valuation specialist, was valued at $1,289,309. The difference of $8,510,691 has been treated as a deemed dividend by the Company. Normally, this dividend would be recorded in retained earnings. However, the Company has a negative retained earnings balance, so the difference was recorded against additional paid-in capital.

In August and September 2025, the Company raised $1,735,000 through a Reg D campaign from 13 lenders. These notes had a 15.0% interest rate and matured in 12 months. These notes had a mandatory conversion feature if the Company’s common stock traded above $8.00. In mid-August 2025, the Company’s common stock traded above the mandatory conversion price, so all notes were automatically converted into 433,750 shares of common stock at $4.00 per share. The Company recognized a loss on extinguishment of debt of $2,103,750 on these conversions.

On September 4, 2025, the Company issued 25,500 shares of common stock to five consultants per consulting agreements. These shares were valued at $6.00 per share and the Company recognized consulting fees of $153,000.

On September 24, 2025, the Company issued 9,408 shares of common stock to D. D’Ambrosio, a related party, for the conversion of accrued interest of $47,042. These shares were valued at $5.50 per share for a total value of $51,744 and the Company recognized a loss on extinguishment of debt of $4,702.

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

On October 31, 2025, the Company issued 5,000 restricted shares of Common Stock to an individual for services rendered at the market price of $4.06 per share for a total value of $20,300.

On December 12, 2025, the Company issued 13,441 shares of Common Stock to a lender on a Reg D convertible note payable. These shares were valued at $5.66 per share for a total of $76,077. The Company recognized a loss on extinguishment of debt of $26,077 on this conversion.

On December 15, 2025, the Company issued 2,500 restricted shares of Common Stock to an individual for services rendered at the market price of $6.20 per share for a total value of $15,500.

12. Income Taxes

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

The provision for income tax expense (recovery) is comprised the following amounts:

	December 31, 2025		December 31, 2024
Federal tax benefit at the statutory rate	$(948,258)	21.00%	$(199,454)	21.0%
State tax benefit, net of federal income tax benefit	(225,776)	5.00%	(47,489)	5.0%
Unallowed deductions	796	-0.02%	63	-0.01%
Change in derivative liability	(47,422)	1.05%	(51,043)	5.37%
Gain (loss) on settlement of debt	513,740	-11.38%	3,391	-0.36%
Accrued interest expense	15,384	-0.34%	18,186	-1.91%
Amortization of debt discount	279	-0.01%	57,190	-6.02%
Change in valuation allowance	691,257	-15.31%	219,156	-23.07%
Total	$-		$-

The components of deferred income tax in the accompanying balance sheets are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$4,507,308	$3,816,051
Accrued interest expense	(15,384)	(18,186)
Total gross deferred tax assets	4,491,924	3,797,865
Less: Deferred tax asset valuation allowance	(4,491,924)	(3,797,865)
Total net deferred taxes	$-	$-

As of December 31, 2025 and 2024, the Company had net operating loss carry-forwards for U.S. federal income tax purposes of approximately $17,335,800 and $14,677,118, respectively. A portion of the federal amount, $1,710,000, is subject to an annual limitation of approximately $17,000 as a result of a change in the Company’s ownership through February 2013, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the 20-year federal carry-forward period and the limitation, approximately, $1,400,000 of the net operating loss will expire unutilized. These net operating loss carry-forwards will expire through the year ending 2045.

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carry-forwards before they will expire through the year 2045.

The Company is subject to income tax in the U.S. federal jurisdiction. The Company has not been audited by the U.S. Internal Revenue Service in connection with income taxes. The Company’s tax years beginning with the year ended June 30, 2012 through December 31, 2025 generally remain open to examination by the Internal Revenue Service until its net operating loss carry-forwards are utilized and the applicable statutes of limitation have expired.

13. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with stockholder/director Trent D’Ambrosio. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of December 31, 2025, there is $1,386,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually.

Notes Payable –The Company took one short-term note payable from Debra D’Ambrosio, an immediate family member related party and one short-term note payable from Digital Asset Medium, LLC, an affiliate of a director, during the year ended December 31, 2025. The Company received $362,906 in cash from related parties, made payments of $131,212 in cash to related parties and $125,000 was paid directly to another lender to settle their outstanding notes (See Notes 8 and 9 for more details).

Accounts Payable –Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of December 31, 2025, there is $25,722 in accounts payable and accrued liabilities.

On June 10, 2025, the Company issued 500,000 restricted shares of Common Stock to Trent D’Ambrosio for services rendered at the market price of $0.401 per share for a total value of $200,500.

On June 10, 2025, the Company issued 100,000 restricted shares of Common Stock to Whit Cluff for services rendered at the market price of $0.401 per share for a total value of $40,100.

On July 7, 2025, BluSky AI Inc., entered into an Acquisition and Power Assignment Agreement with Digital Asset Medium, LLC (“DAM”), a Wyoming limited liability company, whose managing member, Trent D’Ambrosio, is also the Company’s CEO (see Note 5). In exchange for the assignment of the Power Commitment in the Acquisition Agreement, the Company issued 20,000,000 shares of its restricted common stock to DAM. The Company used a large block stock valuation model to value this stock issuance, which resulted in a valuation of $9,800,000. The solar power asset, which was reviewed by a valuation specialist, was valued at $1,289,309. The difference of $8,510,691 has been treated as a deemed dividend by the Company. Normally, this dividend would be recorded in retained earnings. However, the Company has a negative retained earnings balance, so the difference was recorded against additional paid-in capital.

14. Commitments and Contingencies

Litigation

The Company at times is subject to other legal proceedings that arise in the ordinary course of business. The following is a summary of pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of operations of the Company.

On or about March 4, 2024, the Company filed a complaint against Mother Lode Mining, Inc., a Canadian company, and Robert Salna (the “Defendants”), seeking damages in an amount of not less than $2,237,800 (plus interest, additional costs and attorneys’ fees) due from Defendants as a result of their breach of their obligations and duties arising from the sale of Compañía Minera Cerros Del Sur, S.A. de C.V. in 2023 (the “Sale”). The complaint was filed in the United States District Court for the District of Utah, Central Division (Case No. 2:24-cv-00171-TS-CMR, the “Case”). On February 4, 2026, the Company and the Defendants entered into a settlement agreement resolving all disputes in connection with the Sale. Under the settlement, the parties agreed to a mutual dismissal with prejudice of all claims, counterclaims, and causes of action asserted or that could have been asserted in the Case or in any other forum. As part of the settlement, the parties executed a mutual general release of all claims and potential claims against the other parties and their affiliates.

15. Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as noted below.

On January 10, 2026, the Company issued 13,694 shares of Common Stock to a lender on a Reg D convertible note payable.

On February 4, 2026, the Company and Mother Lode Mining entered into a settlement agreement resolving all disputes in connection with the LOI and the Clavo Rico mine. Under the settlement, the parties agreed to a mutual dismissal with prejudice of all claims, counterclaims, and causes of action asserted or that could have been asserted in United States District Court for the District of Utah, Central Division, Case No. 2:24-cv-00171-TS-CMR, or in any other forum. As part of the settlement, the parties executed a mutual general release of all claims and potential claims against the other parties and their affiliates. Following the settlement, no further amounts are expected to be collected under the LOI.

