Form 10-Q
period 2026-03-31
BLUSKY AI INC.
filed 2026-05-14
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 24,992,505 shares of the registrant’s common stock issued and outstanding.

BLUSKY AI INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BluSky AI, Inc.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$562,950	$960,436
Prepaid expenses and other current assets	131,136	117,225
Other current assets	30,000	45,000
Total Current Assets	724,086	1,122,661

Solar power asset	1,289,309	1,289,309
Right of use operating lease asset	237,435	255,699
Other assets	531	531
Total Assets	$2,251,361	$2,668,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,841,483	$1,773,808
Accrued interest - related parties	-	9,512
Operating lease liability	140,557	118,057
Note payable	60,000	60,000
Notes payable - related parties - current portion	1,274,455	1,349,455
Convertible notes payable - net of discount	50,000	90,703
Derivative liabilities	7,600	14,516
Total Current Liabilities	3,374,095	3,416,051

Operating lease liability, net of current portion	164,378	182,642
Total Liabilities	3,538,473	3,598,693

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 24,992,505 and 24,978,811 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	250	250
Additional paid-in capital	33,521,056	33,448,136
Accumulated deficit	(34,808,419)	(34,378,880)
Total Stockholders’ Deficit	(1,287,112)	(930,493)
Total Liabilities and Stockholders’ Deficit	$2,251,361	$2,668,200

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating Expenses
General and administrative	$414,741	$146,105
Total Operating Expenses	414,741	146,105
Loss from Operations	(414,741)	(146,105)

Other Income/(Expenses)
Other income (expense)	9,512	96
Interest income	6,171	-
Change in derivative liabilities	6,916	-
Gain (loss) on extinguishment of debt	(22,920)	338,673
Interest expense	(14,477)	(17,275)
Total Other Income/(Expenses)	(14,798)	321,494

Net Income (Loss) from Operations before Income Taxes	(429,539)	175,389
Provision for Income Taxes	-	-
Net Income (Loss)	$(429,539)	$175,389

Net income (loss) per share - Basic and Diluted	$(0.02)	$0.07
Weighted average number of shares outstanding during the period - Basic and Diluted	24,990,983	2,660,618

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2025	51	$1	24,978,811	$250	$33,448,136	$(34,378,880)	$(930,493)
Shares issued for conversion of notes payable	-	-	13,694	-	72,920	-	72,920
Net loss for the period	-	-	-	-	-	(429,539)	(429,539)
Balance, March 31, 2026	51	$1	24,992,505	$250	$33,521,056	$(34,808,419)	$(1,287,112)

	Preferred stock		Common stock		Additional		Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2024	51	$1	2,638,773	$27	$26,517,017	$(29,863,364)	$(3,346,319)
Rounding shares issued with reverse split	-	-	5,432	-	-	-	-
Net income for the period	-	-	-	-	-	175,389	175,389
Balance, March 31, 2025	51	$1	2,644,205	$27	$26,517,017	$(29,687,975)	$(3,170,930)

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities:
Net Income (Loss)	$(429,539)	$175,389
Adjustments to reconcile net income (loss) to net cash used in operations
(Gain) loss on extinguishment of debt	22,920	(338,673)
Change in derivative liability	(6,916)	-
Amortization of right-of-use asset	18,264	-
Amortization of debt discount	9,297	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13,911)	(3,000)
Other assets	15,000	-
Accounts payable and accrued liabilities	67,675	114,401
Operating lease liabilities	4,236	-
Accounts payable and accrued liabilities - related parties	(9,512)	14,612
Net Cash Used In Operating Activities	(322,486)	(37,271)

Cash Flows From Investing Activities:
Net Cash Provided By Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(75,000)	-
Proceeds from notes payable-related parties	-	37,271
Net Cash Provided by (Used in) Continuing Financing Activities	(75,000)	37,271
Net Change in Cash	(397,486)	-
Cash at Beginning of Period	960,436	-
Cash at End of Period	$562,950	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$462	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$72,920	$-
Note payable issued to related party for settlement of convertible note payable	$-	$125,000

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Notes to Condensed Financial Statements (Unaudited)

March 31, 2026

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

The Company underwent a significant transformation and rebranding in March 2025 to align with its new strategic direction and name change to “BluSky AI Inc.”. This change reflects BluSky AI Inc.’s commitment to advancing technology and providing unparalleled services in the data center industry. The Company’s operations are primarily in AI-driven data center solutions, combining innovation with regulatory compliance and sustainability. The Company is a modular data center provider focused on high-performance computing infrastructure, strategic site selection, and operational risk management and specializing in artificial intelligence (AI) and as a Neocloud operator. The Company is dedicated to delivering state-of-the-art infrastructure and solutions tailored to meet the demands of modern AI applications and computational workloads.

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had a net loss of $429,539 during the three-month period ended March 31, 2026 and had a working capital deficit of $2,650,009 as of March 31, 2026. These along with other factors indicate that the Company has substantial doubt of being able to continue as a going concern for a period of one year from the issuance of these financial statements.

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

Condensed Financial Statements -The interim financial statements included herein have been prepared by BluSky AI, Inc. (“BluSky” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC” or the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in this filing and the Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments necessary to present fairly the financial position of the Company and as of March 31, 2026, the results of its statements of operations and comprehensive income (loss) for the three-month period ended March 31, 2026, its condensed statement of stockholders’ deficit and its cash flows for the three-month period ended March 31, 2026. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents -The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2026 and December 31, 2025, the Company had $562,950 and $960,436 in cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2026 and December 31, 2025, the Company had $312,950 and $710,436 in uninsured cash equivalents, respectively. The Company has never experienced any losses in such accounts.

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of March 31, 2026 and December 31, 2025, notes receivable balance includes one note due from Mother Lode Mining, Inc. in the amounts of $0 and $2,219,442, respectively, net of reserves of $0 and $2,219,442 (see Note 4 – Note Receivable). The Company filed suit to collect the note receivable amount in 2024, and on February 4, 2026, entered into a settlement agreement with MLM, which released MLM from any obligation to pay the Note Receivable amount.

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

Income (Loss) per Common Share -Basic net income (loss) per common share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 14,696 and 0 common share equivalents have been excluded from the diluted loss per share calculation for the three-month periods ended March 31, 2026 and 2025, respectively, because it would be anti-dilutive.

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expired in August 2024 and is now a month-to-month lease. The Company made cash payments of $4,826 and $0 for the three months ended March 31, 2026 and 2025, respectively on this lease. The Company incurred rent expense of $4,533 and $4,761 for the three months ended March 31, 2026 and 2025, respectively.

On July 11, 2025, the Company entered into a Ground Lease with an Option to Purchase (the “Lease”) with Wild Mustang Ventures LLC, a Wyoming limited liability company (the “Landlord”), through which the Company leased 51.6 acres in Milford, Utah (the “Milford Land”) for a two-year term. If the Company does not purchase the land before the two-year lease period is over, then it will automatically renew for an additional two years. The base rent is $90,000 annually, which shall accrue until the earlier of the expiration of the lease or until the Company exercises its option to purchase the Milford Land. The Lease contains standard other provisions and includes a mutual indemnification clause which requires that the parties indemnify each other except in the case of gross negligence or willful misconduct.

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	March 31, 2026	December 31, 2025
Operating leases
Long-term right-of-use assets	$237,435	$255,699

Short-term operating lease liabilities	$140,557	$118,057
Long-term operating lease liabilities	164,378	182,642
Total operating lease liabilities	$304,935	$300,699

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Year Ending	Operating Leases
2026	$135,000
2027	90,000
2028	90,000
2029	45,000
Total lease payments	360,000
Less: Imputed interest/present value discount	(55,065)
Present value of lease liabilities	$304,935

The Company made cash payments of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively for this lease. The Company incurred rent expense of $22,500 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2026:

Debt Derivative Liabilities
Balance, December 31, 2025	$14,516
Change in Fair Value of Derivative Liabilities	(6,916)
Balance, March 31, 2026	$7,600

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

The following table summarizes the note receivable of the Company as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Note Receivable from Mother Lode Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$-	$2,219,442
Less: Payments received	-	-
Total Note Receivable outstanding	-	2,219,442
Less: Allowance for Doubtful Note Receivable	-	(2,219,442)
Total Note Receivable	$-	$-

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

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Accounts Payable	$231,136	$243,179
Accrued Interest Payable	148,559	143,841
Accrued Salaries and Benefits	1,461,788	1,386,788
Total Accrued Liabilities	$1,841,483	$1,773,808

7. Notes Payable

Notes payable were comprised of the following as of March 31, 2026 and December 31, 2025:

Notes Payable	March 31, 2026	December 31, 2025
Phil Zobrist	$60,000	$60,000
Total Notes Payable	60,000	60,000
Less Short-Term Notes Payable	(60,000)	(60,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bore interest at 18% per annum. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 which was recorded as interest expense during the year ended December 31, 2015. The Note was convertible, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. The Note contains no default provisions. As of March 31, 2026 and December 31, 2025, the gross balance of the note was $60,000 and $60,000 and accrued interest was $142,826 and $140,163, respectively. The Note is past its maturity date and is therefore in default.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of March 31, 2026 and December 31, 2025:

Notes Payable - Related Parties	Relationship	March 31, 2026	December 31, 2025
Cluff-Rich PC 401K	Affiliate - Controlled by Director	$51,000	$51,000
Whit Cluff	Director	837	837
Digital Asset Medium, LLC	Affiliate - Controlled by Director	480,000	480,000
Debra D’ambrosio	Immediate Family Member	347,618	422,618
Francis E. Rich	Immediate Family Member	100,000	100,000
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
Total Notes Payable - Related Parties		1,274,455	1,349,455
Less Short-Term Notes Payable - Related Parties		(1,274,455)	(1,349,455)
Total Long-Term Notes Payable - Related Parties		$-	$-

Cluff-Rich PC 401K (Affiliate – Director) – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. There are no default provisions on this note. The Company issued 5,143 shares of common stock on February 1, 2023 as settlement for the accrued interest of $18,000. During the fiscal ended December 31, 2023, the Company made a payment of $9,000 towards the principal balance. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of March 31, 2026 and December 31, 2025, the gross balance of the notes was $51,000.

Digital Asset Medium, LLC (Affiliate – Director) – On January 9, 2025, the Company formalized an unsecured Short-Term Promissory Notes to Digital Asset Medium, LLC in principal amounts totaling $480,000 (the “Note”), which bears interest at 15.00% per annum and matures on January 31, 2026. This lender directly paid $125,000 to settle the notes held by 1800 Diagonal Lending, LLC (see Note 9). On September 30, 2025, the Company issued 13,007 shares of common stock valued at $77,782 for the conversion of $29,129 of accrued interest and $35,908 of accounts payable. The Company recognized a loss on extinguishment of debt of $12,745. Effective September 30, 2025, the assessment of additional interest on the Note was suspended. As of March 31, 2026 and December 31, 2025, the gross balance of the note was $480,000 and accrued interest was $0.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. There are no default provisions on this note. The Company issued 23,201 shares of common stock on February 1, 2023 as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. On December 31, 2025, this Note was extended and matures on December 31, 2026. During the three months ended March 31, 2026, the Company made $75,000 in payments towards the balance of this note. As of March 31, 2026 and December 31, 2025, the gross balance of the note was $347,618 and $422,618 and accrued interest was $0 and $0, respectively.

Francis E. Rich (Immediate Family Member of Director) – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing and the Company issued 16,429 shares of common stock as settlement for the accrued interest of $57,500. There are no default provisions on this note. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of March 31, 2026 and December 31, 2025, the gross balance of the notes was $100,000.

Pine Valley Investments, LLC (Affiliate – Shareholder) – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing and the Company issued 32,929 shares of common stock as settlement for the outstanding accrued interest of $115,250. There are no default provisions on this note. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of March 31, 2026 and December 31, 2025, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $15,327 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. There are no default provisions on this note. On July 16, 2025, the Company made a payment of $5,000 towards the balance of the note. On August 5, 2025, the Company made a payment of $10,256 towards the balance of the note and accrued interest of $766. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of March 31, 2026 and December 31, 2025, the gross balance of the note was $837 and accrued interest was $0.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of March 31, 2026 and December 31, 2025:

Convertible Notes Payable	March 31, 2026	December 31, 2025
Lowell Fuller	$50,000	$50,000
Robert Knoop	-	50,000
Total Convertible Notes Payable	50,000	100,000
Less Unamortized Discount	-	(9,297)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	50,000	90,703
Less Short-Term Convertible Notes Payable	(50,000)	(90,703)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

Regulation D Convertible Notes Payable – From October through December 2025, the Company raised $150,000 through the Reg D campaign from 3 lenders. These notes had a 15.0% interest rate and matured in 12 months. These notes have a mandatory conversion feature if the Company’s common stock traded above $8.00. The number of shares of Common Stock to be issued upon each conversion of these Notes shall be determined by dividing the Conversion Amount by the Conversion Price, which is defined as equal to eighty percent (80%) multiplied by the average closing price of the Company’s Common Stock during the five (5) consecutive Trading Day period (the “Average Closing Price”) immediately preceding the Trading Day that the Company receives a Notice of Conversion. On December 12, 2025, one of these lenders elected to convert their note, and the Company issued 13,441 shares of common stock and valued at $76,077. The Company recognized a loss on extinguishment of debt of $26,077 on this conversion. On January 10, 2026, one of these lenders elected to convert their note, and the Company issued 13,694 shares of common stock and valued at $72,920. The Company recognized a loss on extinguishment of debt of $22,920 on this conversion. As of March 31, 2026 and December 31, 2025, the gross balance of the notes was $50,000 and $100,000 and accrued interest was $4,377 and $2,322, respectively.

10. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 10,300,000,000 shares of common stock with a par value of $0.00001 per share. As of March 31, 2026 and December 31, 2025, there were 24,992,505 and 24,978,811 shares of common stock issued and outstanding, respectively.

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

On January 10, 2026, the Company issued 13,694 shares of Common Stock to a lender on a Reg D convertible note payable. These shares were valued at $5.325 per share for a total of $72,920. The Company recognized a loss on extinguishment of debt of $22,920 on this conversion.

11. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with stockholder/director Trent D’Ambrosio. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of March 31, 2026, there is $1,461,788 in deferred salaries in accounts payable and accrued liabilities.

Mr. Cluff currently serves as a director of the Company and has a separate agreement as a consultant of the Company effective as of October 2, 2015.

Employment Agreements – The Company has an employment agreement with its chief executive officer, Trent D’Ambrosio. The employment agreement was effective as of April 1, 2019 and provides for compensation of $300,000 annually. The Company amended and restated the Employment Agreement (the “Agreement”) dated as of December 1, 2024 and compensation was unchanged.

Notes Payable –The Company made payments of $75,000 in cash to related parties (See Note 8 for more details).

Accounts Payable –Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of March 31, 2026, there is $5,459 in accounts payable and accrued liabilities.

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

13. Subsequent Events

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

This discussion should be read in conjunction with our financial statements on our 2025 Form 10-K, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2026, the results of its statements of operations for the three-month periods ended March 31, 2026 and 2025, and its cash flows for the three-month periods ended March 31, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

BluSky AI is revolutionizing the artificial intelligence compute landscape by addressing the immediate global supply shortage with a cutting-edge, turnkey solution. Our strategy centers on rapidly deployable, plug-and-play, modular compute centers on powered land assets—sites that already possess permitted energy infrastructure. This approach not only accelerates time to market but also intends to positions BluSky AI as a premier AI compute infrastructure provider dedicated to meeting the surging demand for advanced AI services.

Results of Operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

We had a net loss of $429,539 for the three-month period ended March 31, 2026, and a net income of $175,389 for the three-month period ended March 31, 2025. This change in our results over the two periods is primarily the result of a decrease in consulting expense, the change in the derivative liabilities and the increase in the loss on extinguishment of debt. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Increase/
	2026	2025	(Decrease)
General and Administrative	$414,740	$146,105	$268,635
Total Operating Expenses	414,740	146,105	268,635
Income (Loss) from Operations	(414,740)	(146,105)	(268,635)
Other Income (expense)	9,512	96	9,416
Interest Income	6,171	-	6,171
Change in Derivative Liabilities	6,916	-	6,916
Loss on Extinguishment of Debt	(22,921)	338,673	(361,594)
Interest Expense	(14,477)	(17,275)	2,798
Income (Loss) from Operations Before Taxes	(429,539)	175,389	(604,928)
Provision for Income Taxes	-	-	-
Net Income (Loss)	$(429,539)	$175,389	$(604,928)

General and administrative expenses increased for the three-month period ended March 31, 2026 because of an increase in consulting, legal and investor relations expenses, compared to the three-month period ended March 31, 2025.

Changes in derivative liabilities was due to there being no derivative liabilities in the prior year.

Interest expense decreased for the three-month period ended March 31, 2026 because of the amendments removing the interest accruals on notes from related parties.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2026 reflects assets of $2,251,361. We had cash in the amount of $562,950 and working capital deficit in the amount of $2,650,009 as of March 31, 2026. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	March 31, 2026	December 31, 2025
Current assets	$724,086	$1,122,661
Current liabilities	3,374,095	3,416,051
Working capital deficit	$(2,650,009)	$(2,293,390)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $34,808,419. In addition, there is a working capital deficit of $2,650,009 as of March 31, 2026. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Three Months Ended March 31,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$(322,486)	$(37,271)
Net Cash Provided by (Used in) Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	(75,000)	37,271
Net Increase (Decrease) in Cash	$(397,486)	$-

Operating Activities

Net cash flow used in operating activities during the three months ended March 31, 2026 was $322,486, an increase of $285,215 from the $37,271 net cash used during the three months ended March 31, 2025. This increase in the cash used in operating activities was primarily due to the increase in net loss for 2026 that used more cash from operations for the period.

Investing Activities

Investing activities during the three months ended March 31, 2026 provided $0, a decrease of $0 from the $0 provided by investing activities during the three months ended March 31, 2025.

Financing Activities

Financing activities during the three months ended March 31, 2026 used cash of $75,000, a decrease of $112,271 from the $37,271 provided by financing activities during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company made $75,000 in payments on notes payable – related parties.

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

The preparation of the Company’s condensed financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. These estimates are based on historical experience, current conditions, and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates. The Company considers the following accounting policies and estimates to be critical to the understanding of its financial statements:

Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 14,696 and 0 common share equivalents have been excluded from the diluted loss per share calculation for the three-month periods ended March 31, 2026 and 2025, respectively, because it would be anti-dilutive.

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

Stock-Based Compensation

The Company will account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The fair value of equity awards granted to employees, directors, and consultants is estimated on the grant date using the Black-Scholes option pricing model or other appropriate valuation techniques. Key assumptions include expected volatility, risk-free interest rate, expected term, and forfeiture rates. As a public company, the Company uses its own trading history to estimate volatility, supplemented by peer data where appropriate.

Going Concern Assessment

In accordance with ASC 205, Presentation of Financial Statements—Going Concern, the Company evaluates whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the issuance of the financial statements. This assessment includes consideration of available cash, committed financing, anticipated capital raises, and the timing of potential revenue-generating deployments. Management has concluded that, while the Company is pre-revenue, its current capital structure and financing plans indicate that the Company has substantial doubt of being able to continue as a going concern for a period of one year from the issuance of these financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

On January 10, 2026, the Company issued 13,694 shares of Common Stock to a lender on a Reg D convertible note payable. These shares were valued at $5.325 per share for a total of $72,920. The Company recognized a loss on extinguishment of debt of $22,920 on this conversion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed October 31, 2007)

3.2	Certificate of Amendment, effective March 5, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 10, 2010)

3.3	Certificate of Amendment, effective June 23, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 28, 2010)

3.4	Articles of Merger, effective May 17, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 20, 2013)

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed October 31, 2007)

10.1	Employment Agreement with Trent D’Ambrosio (incorporated by reference to Exhibit 10.14 to Form S-1 filed June 3, 2019)

10.2	Note Purchase Agreement (incorporated by reference to Exhibit 10.15 to Form S-1 filed June 3, 2019)

10.3	Senior Secured Redeemable Convertible Note (incorporated by reference to Exhibit 10.16 to Form S-1 filed June 3, 2019)

10.4	Warrant (incorporated by reference to Exhibit 10.17 to Form S-1 filed June 3, 2019)

10.5	Settlement Agreement with Antilles Family Office, LLC dated January 18, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 25, 2023)

10.6	Letter of Intent with Mother Lode Mining, Inc. effective as of January 24, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2023)

10.7	Acquisition and Power Assignment Agreement with Digital Asset Management, LLC (incorporated by reference to Exhibit 10.7 to Form 1-A filed February 11, 2026)

10.8	Consulting Agreement with Dan Gay dated April 1, 2025 (incorporated by reference to Exhibit 10.8 to Form 1-A filed February 11, 2026)

10.9	Consulting Agreement with Dan Gay dated September 1, 2025 (incorporated by reference to Exhibit 10.9 to Form 1-A filed February 11, 2026)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUSKY AI INC.

Date: May 14, 2026	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

