Form 10-Q
period 2026-06-30
BLUSKY AI INC.
filed 2026-08-14
CIK 1416090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 25,173,424 shares of the registrant’s common stock issued and outstanding.

BLUSKY AI INC.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BluSky AI, Inc.

Condensed Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$507,547	$960,436
Prepaid expenses and other current assets	6,263	117,225
Other current assets	-	45,000
Total Current Assets	513,810	1,122,661

Land	248,116	-
Solar power asset	1,289,309	1,289,309
Right of use operating lease asset	219,171	255,699
Other assets	531	531
Total Assets	$2,270,937	$2,668,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,941,760	$1,773,808
Accrued interest - related parties	-	9,512
Operating lease liability	163,057	118,057
Note payable	60,000	60,000
Notes payable - related parties - current portion	1,455,572	1,349,455
Convertible notes payable - net of discount	124,800	90,703
Derivative liabilities	-	14,516
Total Current Liabilities	3,745,189	3,416,051

Operating lease liability, net of current portion	146,113	182,642
Total Liabilities	3,891,302	3,598,693

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.00001 par value; 10,000,000 shares authorized, 51 shares issued and outstanding	1	1
Common stock, $0.00001 par value; 10,300,000,000 shares authorized, 25,079,147 and 24,978,811 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	251	250
Additional paid-in capital	33,632,148	33,448,136
Subscriptions payable	50,870	-
Subscriptions receivable	(17,107)	-
Accumulated deficit	(35,286,528)	(34,378,880)
Total Stockholders’ Deficit	(1,620,365)	(930,493)
Total Liabilities and Stockholders’ Deficit	$2,270,937	$2,668,200

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating Expenses
General and administrative	$482,102	$1,541,189	$896,843	$1,687,294
Total Operating Expenses	482,102	1,541,189	896,843	1,687,294
Loss from Operations	(482,102)	(1,541,189)	(896,843)	(1,687,294)

Other Income/(Expenses)
Other income (expense)	-	-	9,512	96
Interest income	2,173	-	8,344	-
Change in derivative liability	7,600	-	14,516	186,542
Gain (loss) on extinguishment of debt	-	-	(22,920)	152,131
Change in fair value of liabilities	200	-	200	-
Interest expense	(5,980)	(15,731)	(20,457)	(33,006)
Total Other Income/(Expenses)	3,993	(15,731)	(10,805)	305,763

Net Loss before Income Taxes	(478,109)	(1,556,920)	(907,648)	(1,381,531)
Provision for Income Taxes	-	-	-	-
Net Loss	$(478,109)	$(1,556,920)	$(907,648)	$(1,381,531)

Net loss per share - Basic and Diluted	$(0.02)	$(0.50)	$(0.04)	$(0.48)
Weighted average number of shares outstanding during the period - Basic and Diluted	25,034,045	3,137,732	25,012,633	2,900,493

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Preferred stock		Common stock		Additional				Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Subscriptions	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficiency
Balance, December 31, 2025	51	$1	24,978,811	$250	$33,448,136	$-	$-	$(34,378,880)	$(930,493)
Shares issued for conversion of notes payable	-	-	13,694	-	72,920	-	-	-	72,920
Net income for the period	-	-	-	-	-	-	-	(429,539)	(429,539)
Balance, March 31, 2026	51	1	24,992,505	250	33,521,056	-	-	(34,808,419)	(1,287,112)
Shares issued per Reg A subscription agreements	-	-	86,642	1	111,092	50,870	(17,107)	-	144,856
Net loss for the period	-	-	-	-	-	-	-	(478,109)	(478,109)
Balance, June 30, 2026	51	$1	25,079,147	$251	$33,632,148	$50,870	$(17,107)	$(35,286,528)	$(1,620,365)

	Preferred stock		Common stock		Additional				Total
	($0.00001 Par)		($0.00001 Par)		Paid-in	Subscriptions	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Deficiency
Balance, December 31, 2024	51	$1	2,659,773	$27	$26,517,017	$-	$-	$(29,863,364)	$(3,346,319)
Rounding shares issued with reverse split	-	-	5,432	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	-	175,389	175,389
Balance, March 31, 2025	51	1	2,665,205	27	26,517,017	-	-	(29,687,975)	(3,170,930)
Shares issued for services	-	-	1,800,000	18	1,343,082	-	-	-	1,343,100
Net loss for the period	-	-	-	-	-	-	-	(1,556,920)	(1,556,920)
Balance, June 30, 2025	51	$1	4,465,205	$45	$27,860,099	$-	$-	$(31,244,895)	$(3,384,750)

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities:
Net Loss	$(907,648)	$(1,381,531)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	-	1,343,100
(Gain) loss on extinguishment of debt	22,920	(338,673)
Change in derivative liability	(14,516)	-
Change in fair value of liabilities	(200)	-
Amortization of right-of-use asset	36,528	-
Amortization of debt discount	9,297	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,213	(31,382)
Other assets	30,000	-
Accounts payable and accrued liabilities	167,951	279,818
Operating lease liabilities	8,472	-
Accounts payable and accrued liabilities - related parties	(9,512)	27,651
Net Cash Used In Operating Activities	(655,495)	(101,017)

Cash Flows From Investing Activities:
Purchase of land	(165,000)	-
Net Cash Used In Investing Activities	(165,000)	-

Cash Flows From Financing Activities:
Repayment of notes payable-related parties	(112,000)	(8,500)
Proceeds from convertible notes payable	75,000	-
Proceeds from notes payable-related parties	150,000	110,406
Proceeds from issuance of common stock	254,606	-
Net Cash Provided by Financing Activities	367,606	101,906
Effects of exchange rate changes on cash	-	-
Net Change in Cash	(452,889)	889
Cash at Beginning of Period	960,436	-
Cash at End of Period	$507,547	$889

Supplemental disclosure of cash flow information:
Cash paid for interest	$462	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of debt	$72,920	$-
Common stock issued for subscription receivable	$17,107	$-
Prepaid Reg A expenses	$109,750	$-
Deposit applied to land purchase	$15,000	$-
Payment for land paid by related party	$68,116	$-
Note payable issued to related party for settlement of convertible note payable	$-	$125,000

See accompanying notes to the unaudited condensed financial statements.

BluSky AI, Inc.

(FKA Inception Mining, Inc.)

Notes to Condensed Financial Statements (Unaudited)

June 30, 2026

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

2. Summary of Significant Accounting Policies

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had a net loss of $907,648 during the six-month period ended June 30, 2026 and had a working capital deficit of $3,231,379 as of June 30, 2026. These along with other factors indicate that the Company has substantial doubt of being able to continue as a going concern for a period of one year from the issuance of these financial statements.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments necessary to present fairly the financial position of the Company and as of June 30, 2026, the results of its statements of operations for the three and six-month periods ended June 30, 2026, its condensed statement of stockholders’ deficit and its cash flows for the six-month period ended June 30, 2026. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents -The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2026 and December 31, 2025, the Company had $507,547 and $960,436 in cash and cash equivalents, respectively. The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2026 and December 31, 2025, the Company had $257,547 and $710,436 in uninsured cash equivalents, respectively. The Company has never experienced any losses in such accounts.

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

Notes Receivable - Notes receivable include amounts due to the Company pursuant to financial agreements stipulating interest rates, payment terms and maturity dates. As of June 30, 2026 and December 31, 2025, notes receivable balance includes one note due from Mother Lode Mining, Inc. in the amounts of $0 and $2,219,442, respectively, net of reserves of $0 and $2,219,442 (see Note 4 – Note Receivable).

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

Income (Loss) per Common Share -Basic net income (loss) per common share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 38,373 and 0 common share equivalents have been excluded from the diluted loss per share calculation for the six-month periods ended June 30, 2026 and 2025, respectively, because it would be anti-dilutive.

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

Operating Lease – The Company leases its corporate headquarters and administrative offices in Salt Lake City, Utah. This lease expired in August 2024 and is now a month-to-month lease. The Company made cash payments of $9,341 and $3,144 for the six months ended June 30, 2026 and 2025, respectively on this lease. The Company incurred rent expense of $9,341 and $9,459 for the six months ended June 30, 2026 and 2025, respectively.

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

The supplemental balance sheet information related to the operating lease for the periods is as follows:

	June 30, 2026	December 31, 2025
Operating leases
Long-term right-of-use assets	$219,171	$255,699

Short-term operating lease liabilities	$163,057	$118,057
Long-term operating lease liabilities	146,113	182,642
Total operating lease liabilities	$309,170	$300,699

Maturities of the Company’s undiscounted operating lease liabilities are as follows:

Year Ending	Operating Leases
2026	$135,000
2027	90,000
2028	90,000
2029	45,000
Total lease payments	360,000
Less: Imputed interest/present value discount	(50,830)
Present value of lease liabilities	$309,170

The Company made cash payments of $0 and $0 for the six months ended June 30, 2026 and 2025, respectively for this lease. The Company incurred rent expense of $45,000 and $0 for the six months ended June 30, 2026 and 2025, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2026:

Debt Derivative Liabilities
Balance, December 31, 2025	$14,516
Change in Fair Value of Derivative Liabilities	(14,516)
Balance, June 30, 2026	$-

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

The following table summarizes the note receivable of the Company as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Note Receivable from Mother Lode Mining, Inc. pursuant to a Letter of Intent dated effective January 12, 2023, in the original principal amount of $5,700,000, accruing no interest, with monthly payments beginning on March 31, 2023, maturing February 1, 2025.	$-	$2,219,442
Less: Payments received	-	-
Total Note Receivable outstanding	-	2,219,442
Less: Allowance for Doubtful Note Receivable	-	(2,219,442)
Total Note Receivable	$-	$-

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

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Accounts Payable	$250,433	$243,179
Accrued Interest Payable	154,539	143,841
Accrued Salaries and Benefits	1,536,788	1,386,788
Total Accrued Liabilities	$1,941,760	$1,773,808

7. Notes Payable

Notes payable were comprised of the following as of June 30, 2026 and December 31, 2025:

Notes Payable	June 30, 2026	December 31, 2025
Phil Zobrist	$60,000	$60,000
Total Notes Payable	60,000	60,000
Less Short-Term Notes Payable	(60,000)	(60,000)
Total Long-Term Notes Payable	$-	$-

Phil Zobrist – On January 11, 2013, the Company issued an unsecured Promissory Note to Phil Zobrist in the principal amount of $60,000 (the “Note”) due on demand and bearing 0% per annum interest. The total net proceeds the Company received was $60,000. On October 2, 2015, the Company entered into a new convertible note with Phil Zobrist that matures on December 31, 2016 and bore interest at 18% per annum. The Company agreed to accrue interest from inception of these Notes in the amount of $29,412 which was recorded as interest expense during the year ended December 31, 2015. The Note was convertible, at holder’s option, at a price of $0.99 (0.18 pre-split) or a 50% discount to the average of the three lowest VWAP of the common stock during the 20-trading day period prior to conversion. On October 2, 2016, the Company renegotiated the note payable. The convertible feature was removed, and the note was extended until December 31, 2024. The Company recognized a gain on the extinguishment of debt of $121,337 for the remaining derivative liability and of $11,842 for the remaining debt discount. As of June 30, 2026 and December 31, 2025, the gross balance of the note was $60,000 and $60,000 and accrued interest was $145,519 and $140,163, respectively. The Note is past its maturity date and is therefore in default.

8. Notes Payable – Related Parties

Notes payable – related parties were comprised of the following as of June 30, 2026 and December 31, 2025:

Notes Payable - Related Parties	Relationship	June 30, 2026	December 31, 2025
Cluff-Rich PC 401K	Affiliate - Controlled by Director	$51,000	$51,000
Whit Cluff	Director	837	837
Digital Asset Medium, LLC	Affiliate - Controlled by Director	698,117	480,000
Debra D’ambrosio	Immediate Family Member	322,618	422,618
Francis E. Rich	Immediate Family Member	88,000	100,000
Pine Valley Investments	Affiliate - Controlled by Director	295,000	295,000
Total Notes Payable - Related Parties		1,455,572	1,349,455
Less Short-Term Notes Payable - Related Parties		(1,455,572)	(1,349,455)
Total Long-Term Notes Payable - Related Parties		$-	$-

Cluff-Rich PC 401K (Affiliate – Director) – On June 29, 2022, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $60,000 (the “Note”) due on December 31, 2022 and bears a 5.0% interest rate. On February 1, 2023, the Company re-negotiated this note which extended it to March 1, 2025 and made it non-interest bearing. There are no default provisions on this note. The Company issued 5,143 shares of common stock on February 1, 2023 as settlement for the accrued interest of $18,000. During the fiscal ended December 31, 2023, the Company made a payment of $9,000 towards the principal balance. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of June 30, 2026 and December 31, 2025, the gross balance of the notes was $51,000.

Digital Asset Medium, LLC (Affiliate – Director) – On January 9, 2025, the Company formalized an unsecured Short-Term Promissory Notes to Digital Asset Medium, LLC in principal amounts totaling $480,000 (the “Note”), which bears interest at 15.00% per annum and matures on January 31, 2026. This lender directly paid $125,000 to settle the notes held by 1800 Diagonal Lending, LLC (see Note 9). On September 30, 2025, the Company issued 13,007 shares of common stock valued at $77,782 for the conversion of $29,129 of accrued interest and $35,908 of accounts payable. The Company recognized a loss on extinguishment of debt of $12,745. Effective September 30, 2025, the assessment of additional interest on the Note was suspended. On June 15, 2026, the lender directly paid $68,116 for the purchase of land and loaned $150,000 to the Company. As of June 30, 2026 and December 31, 2025, the gross balance of the note was $698,117 and $480,000 and accrued interest was $0 and $0, respectively.

D. D’Ambrosio (Immediate Family Member of Director) – On January 1, 2023, there were six notes outstanding with outstanding balance of the Notes of $446,210 and accrued interest of $81,204. During January 2023, the Company issued an unsecured Short-Term Promissory Notes to D. D’Ambrosio in principal amounts totaling $6,408 (the “Note”) that bears a 3.00% interest rate. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing. There are no default provisions on this note. The Company issued 23,201 shares of common stock on February 1, 2023 as settlement for the accrued interest of $81,204. During the year ended December 31, 2023, the Company made a payment of $30,000 towards the principal balance. On December 31, 2025, this Note was extended and matures on December 31, 2026. During the six months ended June 30, 2026, the Company made $100,000 in payments towards the balance of this note. As of June 30, 2026 and December 31, 2025, the gross balance of the note was $322,618 and $422,618 and accrued interest was $0 and $0, respectively.

Francis E. Rich (Immediate Family Member of Director) – On January 1, 2023, there were two notes outstanding with outstanding balance of the Notes of $100,000 and accrued interest of $47,500. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing and the Company issued 16,429 shares of common stock as settlement for the accrued interest of $57,500. There are no default provisions on this note. On December 31, 2025, this Note was extended and matures on December 31, 2026. On May 20, 2026, the Company paid $12,000 towards this note. As of June 30, 2026 and December 31, 2025, the gross balance of the notes was $88,000 and $100,000, respectively.

Pine Valley Investments, LLC (Affiliate – Shareholder) – On January 1, 2023, there were three Notes outstanding with outstanding balance of the Notes of $295,000 and accrued interest of $115,250. On February 1, 2023, the Company re-negotiated these notes into one note with a maturity date of March 1, 2025 and is non-interest bearing and the Company issued 32,929 shares of common stock as settlement for the outstanding accrued interest of $115,250. There are no default provisions on this note. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of June 30, 2026 and December 31, 2025, the gross balance of the notes was $295,000.

Whit Cluff (Affiliate – Director) – On March 28, 2024, the Company issued an unsecured Short-Term Promissory Note to Cluff-Rich PC 401K in the principal amount of $15,327 (the “Note”) due on April 30, 2025 and bears a 5.0% interest rate. There are no default provisions on this note. On July 16, 2025, the Company made a payment of $5,000 towards the balance of the note. On August 5, 2025, the Company made a payment of $10,256 towards the balance of the note and accrued interest of $766. On December 31, 2025, this Note was extended and matures on December 31, 2026. As of June 30, 2026 and December 31, 2025, the gross balance of the note was $837 and accrued interest was $0.

9. Convertible Notes Payable

Convertible notes payable were comprised of the following as of June 30, 2026 and December 31, 2025:

Convertible Notes Payable	June 30, 2026	December 31, 2025
Lowell Fuller	$50,000	$50,000
Robert Knoop	-	50,000
Scott Weber	25,000	-
Shane Glazer	50,000	-
Total Convertible Notes Payable	125,000	100,000
Less Unamortized Discount	-	(9,297)
Total Convertible Notes Payable, Net of Unamortized Debt Discount	125,000	90,703
Adjustment for Fair Value of Liabilities	(200)	-
Total Convertible Notes Payable, Net of Fair Value Adjustment	124,800	90,703
Less Short-Term Convertible Notes Payable	(124,800)	(90,703)
Total Long-Term Convertible Notes Payable, Net of Unamortized Debt Discount	$-	$-

Regulation D Convertible Notes Payable – From October through December 2025, the Company raised $150,000 through the Reg D campaign from 3 lenders. These notes had a 15.0% interest rate and matured in 12 months. These notes have a mandatory conversion feature if the Company’s common stock traded above $8.00. The number of shares of Common Stock to be issued upon each conversion of these Notes shall be determined by dividing the Conversion Amount by the Conversion Price, which is defined as equal to eighty percent (80%) multiplied by the average closing price of the Company’s Common Stock during the five (5) consecutive Trading Day period (the “Average Closing Price”) immediately preceding the Trading Day that the Company receives a Notice of Conversion. On December 12, 2025, one of these lenders elected to convert their note, and the Company issued 13,441 shares of common stock and valued at $76,077. The Company recognized a loss on extinguishment of debt of $26,077 on this conversion. On January 10, 2026, one of these lenders elected to convert their note, and the Company issued 13,694 shares of common stock and valued at $72,920. The Company recognized a loss on extinguishment of debt of $22,920 on this conversion. During the six months ended June 30, 2026, the Company raised $75,000 through the Reg D campaign from 2 lenders. The Company evaluated each of these loans at date of origination and recorded a gain on fair value adjustment of $1,600. On June 30, 2026, the Company re-evaluated the fair value of these liabilities and recorded a change of fair value adjustment of $1,400. As of June 30, 2026, the net result of the fair value adjustment was $200, resulting in a $200 decrease in the fair value of these liabilities. As of June 30, 2026 and December 31, 2025, the gross balance of the notes was $124,800 and $100,000 and accrued interest was $6,452 and $2,322, respectively.

10. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 10,300,000,000 shares of common stock with a par value of $0.00001 per share. As of June 30, 2026 and December 31, 2025, there were 25,079,147 and 24,978,811 shares of common stock issued and outstanding, respectively.

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

In May 2026, the Company began accepting subscription agreements under a Reg A offering approved by the SEC. During the six months ended June 30, 2026, the Company issued 86,642 shares of common stock for $433,210 in cash. Offering costs totaled $271,248 during the six months ended June 30, 2026. In accordance with the agreement, bonus shares will be awarded at the close of the Reg A offering based on overall cumulative investments by individual investors. The Company has estimated 12,972 bonus shares on subscription agreements completed as of June 30, 2026. Net proceeds received of $50,870 attributable to these bonus shares has been recorded as subscriptions payable as of June 30, 2026. The administrator of the Reg A offering holds back 5% of the funds for any possible cancellations for 90 days, after which, these funds will be released to the Company. As of June 30, 2026, this holdback amount totaled $17,107. As of June 30, 2026, the Company had net receipts under the Reg A offering of $144,856.

11. Related Party Transactions

Consulting Agreement – In February 2014, the Company entered into a consulting agreement with stockholder/director Trent D’Ambrosio. The Company agreed to pay $18,000 per month for twelve months. This agreement was renegotiated in October 2017 and the Company agreed to pay the stockholder/director $25,000 per month starting in October 2017. This agreement was superseded by an Employment Agreement as of April 1, 2019 (see Employment Agreements below). As of June 30, 2026, there is $1,536,788 in deferred salaries in accounts payable and accrued liabilities.

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

Notes Payable –The Company made payments of $112,000 in cash to related parties (See Note 8 for more details).

Accounts Payable –Two officers/directors of the Company have been paying expenses for the Company on their personal credit cards. The Company has recorded these expenses and accrued the amounts in accounts payable to the individuals. As of June 30, 2026, there is $437 in accounts payable and accrued liabilities.

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

Note 13 – Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net loss to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of revenues, sales and marketing, professional fees, and general and administrative expenses.

14. Subsequent Events

Management has evaluated subsequent events, in accordance with ASC 855, “Subsequent Events,” through the date which the financial statements were available to be issued and there are no material subsequent events, except as noted below.

On July 6, 2026, the Company issued 14,837 shares of Common Stock to a lender on a Reg D convertible note payable.

On July 8, 2026, the Company issued 13,333 shares of Common Stock to a lender on a Reg D convertible note payable.

On July 14, 2026, the Company issued 6,666 shares of Common Stock to a lender on a Reg D convertible note payable.

Subsequent to June 30, 2026, the Company continued accepting subscription agreements under a Reg A offering approved by the SEC. The Company issued 59,441 shares of common stock. The bonus shares and accounting are still being evaluated in relation to these issued shares.

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

These forward-looking statements, which reflect our management’s beliefs, objectives, and expectations as of the date hereof, are based on the best judgement of our management. All forward-looking statements speak only as of the date on which they are made. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following: economic, social and political conditions, global economic downturns resulting from extraordinary events such as the COVID-19 pandemic and other securities industry risks; interest rate risks; liquidity risks; credit risk with clients and counterparties; risk of liability for errors in clearing functions; systemic risk; systems failures, delays and capacity constraints; network security risks; competition; reliance on external service providers; new laws and regulations affecting our business; net capital requirements; extensive regulation, regulatory uncertainties and legal matters; failure to maintain relationships with employees, customers, business partners or governmental entities; the inability to achieve synergies or to implement integration plans and other consequences associated with risks and uncertainties detailed in our filings with the SEC, including our most recent filings on Forms 10-K and 10-Q, as well as our Offering Circular on Form 1-A.

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

This discussion should be read in conjunction with our financial statements in our Annual Report on Form 10-K for the most recent fiscal year, and our financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments necessary to present fairly the financial position of the Company and subsidiaries as of June 30, 2026, the results of its statements of operations for the three and six-month periods ended June 30, 2026 and 2025, and its cash flows for the six-month period ended June 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

We had a net loss of $478,109 for the three-month period ended June 30, 2026, and a net loss of $1,556,920 for the three-month period ended June 30, 2025. This change in our results over the two periods is primarily the result of a decrease in consulting expense. The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Increase/
	2026	2025	(Decrease)
General and Administrative	$482,102	$1,541,189	$(1,059,087)
Total Operating Expenses	482,102	1,541,189	(1,059,087)
Loss from Operations	(482,102)	(1,541,189)	1,059,087
Interest Income	2,173	-	2,173
Change in Derivative Liabilities	7,600	-	7,600
Change in Fair Value of Liabilities	200	-	200
Interest Expense	(5,980)	(15,731)	9,751
Loss before Taxes	(478,109)	(1,556,920)	1,078,811
Provision for Income Taxes	-	-	-
Net Loss	$(478,109)	$(1,556,920)	$1,078,811

General and administrative expenses decreased for the three-month period ended June 30, 2026 because of a decrease in consulting, legal and investor relations expenses, compared to the three-month period ended June 30, 2025.

Changes in derivative liabilities was due to the derivative liabilities being eliminated in the current year.

Interest expense decreased for the three-month period ended June 30, 2026 because of the amendments removing the interest accruals on notes from related parties.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

We had a net loss of $907,648 for the six-month period ended June 30, 2026, and a net loss of $1,381,531 for the six-month period ended June 30, 2025. This change in our results over the two periods is primarily the result of a decrease in consulting expense, the change in the derivative liabilities and the decrease in the loss on extinguishment of debt. The following table summarizes key items of comparison and their related increase (decrease) for the six-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Increase/
	2026	2025	(Decrease)
General and Administrative	$896,843	$1,687,294	$(790,451)
Total Operating Expenses	896,843	1,687,294	(790,451)
Loss from Operations	(896,843)	(1,687,294)	790,451
Other Income (expense)	9,512	96	9,416
Interest Income	8,344	-	8,344
Change in Derivative Liabilities	14,516	186,542	(172,026)
Change in Fair Value of Liabilities	200	-	200
Gain (Loss) on Extinguishment of Debt	(22,920)	152,131	(175,052)
Interest Expense	(20,457)	(33,006)	12,549
Loss before Taxes	(907,648)	(1,381,531)	473,883
Provision for Income Taxes	-	-	-
Net Loss	$(907,648)	$(1,381,531)	$473,883

General and administrative expenses decreased for the six-month period ended June 30, 2026 because of a decrease in consulting, legal and investor relations expenses, compared to the six-month period ended June 30, 2025.

Changes in derivative liabilities was due to the derivative liabilities being eliminated in the current year.

Interest expense decreased for the six-month period ended June 30, 2026 because of the amendments removing the interest accruals on notes from related parties.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2026 reflects assets of $2,270,937. We had cash in the amount of $507,547 and working capital deficit in the amount of $3,231,379 as of June 30, 2026. Thus, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Working Capital

	June 30, 2026	December 31, 2025
Current assets	$513,810	$1,122,661
Current liabilities	3,745,189	3,416,051
Working capital deficit	$(3,231,379)	$(2,293,390)

We anticipate generating losses and, therefore, may be unable to continue operations in the future, if we don’t acquire additional capital and issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $35,286,528. In addition, there is a working capital deficit of $3,231,379 as of June 30, 2026. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	Six Months Ended June 30,
	2026	2025
Net Cash Provided by (Used in) Operating Activities	$(655,495)	$(101,017)
Net Cash Provided by (Used in) Investing Activities	(165,000)	-
Net Cash Provided by (Used in) Financing Activities	367,606	101,906
Net Increase (Decrease) in Cash	$(452,889)	$889

Operating Activities

Net cash flow used in operating activities during the six months ended June 30, 2026 was $655,495, an increase of $554,478 from the $101,017 net cash used during the six months ended June 30, 2025. This increase in the cash used in operating activities was primarily due to the increase in other assets, change in accounts payable and accrued liabilities and the decrease in loss on extinguishment of debt in the current period.

Investing Activities

Investing activities during the six months ended June 30, 2026 used $165,000, an increase of $165,000 from the $0 provided by investing activities during the six months ended June 30, 2025.

Financing Activities

Financing activities during the six months ended June 30, 2026 provided cash of $367,606, an increase of $265,700 from the $101,906 provided by financing activities during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company made $112,000 in payments on notes payable – related parties, received $75,000 from notes payable, received $150,000 from notes payable – related parties and $254,606 from the sale of common stock.

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

Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss), less the preferred stock dividends, by the weighted average number of common shares outstanding. Dilutive income (loss) per share includes any additional dilution from common stock equivalents, such as stock options and warrants, and convertible instruments, if the impact is not antidilutive. 38,373 and 0 common share equivalents have been excluded from the diluted loss per share calculation for the six-month periods ended June 30, 2026 and 2025, respectively, because it would be anti-dilutive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock

On January 10, 2026, the Company issued 13,694 shares of Common Stock to a lender on a Reg D convertible note payable. These shares were valued at $5.325 per share for a total of $72,920. The Company recognized a loss on extinguishment of debt of $22,920 on this conversion. These shares were issued pursuant to the exemption from registration under the Securities Act provided by Section 4(a)(2) and 3(a)(9) of the Securities Act and/or Regulation D promulgated thereunder, in that the issuance did not involve a public offering, the shareholder was accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, the issuance did not involve a public offering of securities or any general solicitation, the shares were issued upon conversion of the convertible note issued by the Company for no additional consideration, and there was no remuneration for the solicitation of the exchange.

In May 2026, the Company began accepting subscription agreements under a Reg A offering approved by the SEC. During the six months ended June 30, 2026, the Company issued 86,642 shares of common stock for $433,210 in cash. These shares were issued pursuant to the exemption from registration under the Securities Act provided by Regulation A (“Reg A”) promulgated thereunder. Offering costs totaled $271,248 during the six months ended June 30, 2026. In accordance with the agreement, bonus shares will be awarded at the close of the Reg A offering based on overall cumulative investments by individual investors. The Company has estimated 12,972 bonus shares on subscription agreements completed as of June 30, 2026. Net proceeds received of $50,870 attributable to these bonus shares has been recorded as subscriptions payable as of June 30, 2026. The administrator of the Reg A offering holds back 5% of the funds for any possible cancellations for 90 days, after which, these funds will be released to the Company. As of June 30, 2026, this holdback amount totaled $17,107. As of June 30, 2026, the Company had net receipts under the Reg A offering of $144,856.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable as the Company conducts no mining operations in the U.S. or its territories.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed October 31, 2007)

3.2	Certificate of Amendment, effective March 5, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 10, 2010)

3.3	Certificate of Amendment, effective June 23, 2010 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 28, 2010)

3.4	Articles of Merger, effective May 17, 2013 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 20, 2013)

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed October 31, 2007)

10.1	Employment Agreement with Trent D’Ambrosio (incorporated by reference to Exhibit 10.14 to Form S-1 filed June 3, 2019)

10.2	Note Purchase Agreement (incorporated by reference to Exhibit 10.15 to Form S-1 filed June 3, 2019)

10.3	Senior Secured Redeemable Convertible Note (incorporated by reference to Exhibit 10.16 to Form S-1 filed June 3, 2019)

10.4	Warrant (incorporated by reference to Exhibit 10.17 to Form S-1 filed June 3, 2019)

10.5	Settlement Agreement with Antilles Family Office, LLC dated January 18, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 25, 2023)

10.6	Letter of Intent with Mother Lode Mining, Inc. effective as of January 24, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2023)

10.7	Acquisition and Power Assignment Agreement with Digital Asset Management, LLC (incorporated by reference to Exhibit 10.7 to Form 1-A filed February 11, 2026)

10.8	Consulting Agreement with Dan Gay dated April 1, 2025 (incorporated by reference to Exhibit 10.8 to Form 1-A filed February 11, 2026)

10.9	Consulting Agreement with Dan Gay dated September 1, 2025 (incorporated by reference to Exhibit 10.9 to Form 1-A filed February 11, 2026)

10.10	Director Agreement and Indemnification Agreement, by and between BluSky AI Inc. and Theodore Botts, dated May 19, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 22, 2026)

10.11	Director Agreement and Indemnification Agreement, by and between BluSky AI Inc. and Whitney Cluff, dated May 19, 2026 (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 22, 2026)

10.12	Director Agreement and Indemnification Agreement, by and between BluSky AI Inc. and Mort Aaronson, dated July 1, 2026 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 22, 2026)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUSKY AI INC.

Date: August 14, 2026	By:	/s/ Trent D’Ambrosio
	Name:	Trent D’Ambrosio
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial and Accounting Officer)

